Form 10QSB
period 1995-03-31
RESERVE PETROLEUM CO
filed 1995-05-12
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB

(Mark One)

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 0-8157

                       THE RESERVE PETROLEUM COMPANY
         (Exact name of small business issuer as specified in its charter)

           Delaware                                    73-0237060
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification No.)

         6801 N. Broadway, Suite 300, Oklahoma City  OK 73116-9092
                 (Address of principal executive offices)

                               (405) 848-7551
                        (Issuer's telephone number)

Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ___

As of May 9, 1995, 169,684 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes___  No X

                                  PART 1
                           FINANCIAL INFORMATION
                         THE RESERVE PETROLEUM COMPANY
                                BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS
                                               March 31,       December 31,
                                                 1995              1994
Current Assets:
     Cash and Cash Equivalents                $    96,980    $  112,564
     Available for Sale Securities              2,645,278     2,715,502
     Trading Securities                           153,778        87,574
     Receivables                                  137,762       163,729
     Refundable Income Taxes                        5,449         1,449
     Prepayments and Other                         11,356         6,042
                                               ----------    ----------
                                                3,050,603     3,086,860
                                               ----------    ----------
Investments
     Partnership and Limited
        Liability Companies                       456,369       459,251
Other                                              11,430        11,430
                                               ----------    ----------
                                                  467,799       470,681
                                               ----------    ----------
Property, Land & Equipment
     Oil and Gas Properties,
       at Cost Based on the Successful
       Efforts Methods of Accounting
     Unproved Properties                          425,338       444,831
     Proved Properties                          4,633,470     4,977,386
                                               ----------    ----------
                                                5,058,808     5,422,217
     Less - Valuation Allowance and
       Accumulated Depreciation, Depletion
       & Amortization                           3,169,813     3,580,350
                                               ----------    ----------
                                                1,888,995     1,841,867
                                               ----------    ----------
     Other Property & Equipment, at Cost          329,431       329,431
        Less - Accumulated Depreciation,
          Depletion & Amortization                175,864       172,634
                                               ----------    ----------
                                                  153,567       156,797
                                               ----------    ----------
                                                2,042,562     1,998,664
                                               ----------    ----------
Other Assets                                      250,916       241,881
                                               ----------    ----------
                                               $5,811,880    $5,798,086
                                               ==========    ==========
 (Continued)

See Accompanying Notes

                       THE RESERVE PETROLEUM COMPANY
                              BALANCE SHEETS

(Concluded)
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                          March 31,       December 31,
                                            1995              1994
Current Liabilities:
     Accounts Payable                      $    47,469     $    51,676
     Other Current Liabilities
     Gas Balancing Commitments                  57,858          57,858
     Dividends Payable, Current Portion         10,000          10,000
                                            ----------      ----------
Dividends Payable                              112,822         115,066
                                            ----------      ----------
Deferred Federal Income Taxes                  129,307         119,329
                                            ----------      ----------

Stockholders' Equity
     Common Stock                               92,368          92,368
     Additional Paid-in Capital                 65,000          65,000
     Retained Earnings                       5,444,474       5,430,847
                                            ----------      ----------
                                             5,601,842       5,588,215
Less: Treasury Stock, at Cost                  147,418         144,058
                                            ----------      ----------
                                             5,454,424       5,444,157
                                            ----------      ----------
                                            $5,811,880      $5,798,086
                                            ==========      ==========

See Accompanying Notes

                       THE RESERVE PETROLEUM COMPANY
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                  Three Months Ended
                                                       MARCH 31,
                                                  1995           1994
Operating Revenues:
       Oil & Gas Sales                           $  252,362     $  307,830
       Lease Bonuses & Rentals                         ----             80
       Prospect Sales                                18,000           ----
                                                 ----------     ----------
                                                    270,362        307,910
                                                 ----------     ----------
Operating Costs & Expenses:
       Production                                    69,080         88,099
       Exploration & Development                     21,128         47,525
       Depreciation, Depletion, Amortization
          and Valuation Provisions                   54,602         72,925
       General, Administrative and Other            153,251        161,700
                                                 ----------     ----------
                                                    298,061        370,249
                                                 ----------     ----------
Income (Loss) from Operations                       (27,699)       (62,339)
Other Income (Loss), Net                             44,115        (22,496)
                                                 ----------     ----------
Income (Loss) Before Income Taxes                    16,416        (84,835)
Provision for (Benefit From) Income Taxes             2,789        (17,828)
                                                -----------     ----------
                                                $    13,627     $  (67,007)
                                                ===========     ==========
Per Share Data
     Net Income (Loss)  -                       $       .08          $(.39)
                                                ===========     ==========
     Weighted Average Shares Outstanding            169,847        170,291
                                                ===========     ==========



See Accompanying Notes

                       THE RESERVE PETROLEUM COMPANY
                          STATEMENTS OF CASH FLOW
             Increase (Decrease) in Cash and Cash Equivalents
                                                  Three Months Ended
                                                       March 31,
                                                  1995           1994
Net Cash Provided by Operating Activities         $   16,172     $   77,899
                                                  ----------     ----------
Cash Flows from Investing Activities:
     Sale of Available for Sale Securities           200,617        343,819
     Purchase of Available for Sale Securities      (130,392)       (27,670)
     Property Dispositions                            10,057         27,559
     Property Additions                             (106,434)      (278,438)
     Contributions to Limited Partnership               ----        (19,800)
                                                  ----------     ----------
     Net Cash Applied to Investing Activities        (26,152)        45,470
                                                  ----------     ----------
Cash Flows from Financing Activities:
     Decrease in Dividends Payable                    (2,244)          (388)
     Purchase of Treasury Stock                       (3,360)          (473)
                                                  ----------     ----------
     Cash Applied to Financing Activities             (5,604)          (861)
                                                  ----------     ----------

Net Change in Cash and Cash Equivalents              (15,584)       122,508
Cash and Cash Equivalents, Beginning of Period       112,564         98,553
                                                  ----------     ----------
Cash and Cash Equivalents, End of Period          $   96,980     $  221,061
                                                  ==========     ==========

Supplemental Disclosures of Cash Flow
 Information,Cash Paid During the Periods for:
     Interest                                     $    3,752     $       28                                           28
     Income Taxes                                 $    4,000     $      ---


See Accompanying Notes

                       THE RESERVE PETROLEUM COMPANY
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 1995
                                (Unaudited)


Note 1 - ADJUSTMENTS

      In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented.

Note 2 -MATERIAL CONTINGENCY

      In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 12/32nd interest in approximately 245 mineral acres associated with two producing oil and gas wells completed in 1988. The Company claims title through deeds recorded in 1932; the defendants claim title under a deed nine years prior to the Company's deeds, but not recorded until seven years after the Company's deeds were recorded. Approximately $800,000 of proceeds from oil and gas sales were held in suspense by the unit operator at March 31, 1995, and have not been recorded as revenue by the Company. The Company has expended $415,000 in drilling, completion and operating costs for these wells, of which $242,000 was included in the Company's net investment in oil and gas properties at March 31, 1995. If the Company is successful in quieting title to its mineral interests in this litigation and recovers the suspended oil and gas proceeds, management believes the outcome will have a material favorable effect on the Company and its financial condition. If the Company is unsuccessful in this litigation, management believes that such outcome will not have a material adverse effect on the Company's financial condition.

                       THE RESERVE PETROLEUM COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              March 31, 1995


     This discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1994, Form 10-K filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.   Liquidity and Capital Resources

     The Company's net working capital at March 31, 1995, was $3,050,603 an amount which, along with the cash flow from operations, is more than adequate to fund all currently budgeted investing and financing activities. Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-K for December 31, 1994, would not be representative of the Company's current position.

2. Material Changes in Results of Operations Quarter Ended March 31, 1995, Compared with Quarter Ended March 31, 1994

     Operating Revenues. A $55,468 decrease in oil and gas sales was partially offset by an increase in prospect sales of $18,000 resulting in a decrease in operating revenues of $37,548 (12%). Oil and gas sales declined 18% to $252,362 in 1995 from $307,830 in 1994.

     Revenue from oil sales was $108,172 in 1995, a reduction of $13,026 (11%) from $121,198 in 1994. An increase in the average price per barrel of $2.75 to $15.79 was more than offset by a reduction in volume to 6,851 barrels in 1995 from 9,291 barrels in 1994, a decline of 26%. For the most part, the volume decline was the result of decreased production from two wells in their initial flush production phase in the first quarter of 1994.

     Revenue from gas sales was $135,996 in 1995, a $49,604 (27%) decrease from $185,600 in 1994. The decrease was the result of a decline in both price and volume. The average price per thousand cubic feet
     (MCF) was $1.62 in 1995 as compared to $2.00 in 1994, a decrease of $.38 per MCF. The Company sold 84,107 MCF of gas in 1995 as compared to 92,982 MCF in 1994, a decrease of 8,875 MCF, or 9.5%. A significant factor contributing to the decrease in both the price and volume of gas sales was the expiration in November, 1994, of a gas contract with a price in excess of $4.00 per MCF. To replace the expired contract the Company entered into a tailgate gas contract with another buyer at a price substantially below the old contract price. Also, the new buyer did not start taking the gas until late in the first quarter of 1995.

     Prospect sales are not expected to be a significant revenue producer for the Company.

     Operating Costs and Expenses. Production cost declined $19,019 (22%) to $69,080. A major cause was reduced lease operating expense of $15,650, a 24% reduction to $50,080 in 1995. A significant factor in reducing lease operating expense was the April, 1994 sale of marginal producing leaseholds with high operating costs. Also, gross production tax declined $3,840 (20%) to $15,083 as a result of reduced revenue from oil and gas sales.

     Depreciation,  depletion,  amortization   and   valuation  provisions
     totaled  $54,602 in 1995, a decrease of $18,323 (25%)  from 1994.  For the most part, the decrease was the result of unit of production depreciation of oil and gas lease and well equipment and intangible development costs. Such depreciation was $35,800 in 1995 as compared to $53,905 in 1994, a decrease of $18,105 or 34%. A major contributor to the decrease was the 1994 rapid depreciation of wells with initial flush production and marginal wells which were fully reserved in 1994.


     Other  Income   (Loss)  net.  This line item increased $66,611 to net
     income of $44,115 in 1995 from a net loss of $22,496 in 1994. Gain on asset sales increased $25,120 to income of $9,532 in 1995 from a loss of $15,588 in 1994, mostly because of the sale of a wrecked vehicle in 1994 for a loss of $18,600. Also, gain from trading securities transactions increased $25,881 and interest income increased $12,852.

                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibit 27. Financial Data Schedule.

     (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               THE RESERVE PETROLEUM COMPANY
                                     (Registrant)

DATE:  MAY 12, 1995                MASON MCLAIN
                                   Mason McLain,
                                   President

DATE:  MAY 12, 1995                JERRY L. CROW
                                   Jerry L. Crow
                                   Principal Financial and Accounting Officer