Form 10QSB
period 1995-06-30
RESERVE PETROLEUM CO
filed 1995-08-14
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 FORM 10-QSB

 (Mark One)

 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

 [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number0-8157

                     THE RESERVE PETROLEUM COMPANY
       (Exact name of small business issuer as specified in its charter)

 Delaware                                                73-0237060
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    identification number)

       6801 N. Broadway, Suite 300, Oklahoma City,  Oklahoma73116-9092
                   (Address of principal executive offices)

                                 (405)848-7551
             (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __NO _X_

As of August 10,  1995,   169,613    shares of the Registrant's $.50 par value
common stock were outstanding.

Transitional Small Business Disclosure Format   (check one)   Yes___  No  X

                                    PART I
                             FINANCIAL INFORMATION
                         THE RESERVE PETROLEUM COMPANY
                          BALANCE SHEETS (Unaudited)

                                    ASSETS

                                            June 30,     December 31,
                                              1995           1994

Current Assets:
   Cash and Cash Equivalents              $   97,137     $  112,564
      Available for Sale Securities        2,198,256      2,715,502
   Trading Securities                        375,828         87,574
   Receivables                               204,428        163,729
   Refundable Income Taxes                     9,449          1,449
   Prepayments and Other                       4,669          6,042
                                          ----------     ----------
                                           2,889,767      3,086,860
                                          ----------     ----------
Investments:
   Partnership and Limited
     Liability Companies                     469,646        459,251
   Other                                      11,430         11,430
                                          ----------     ----------
                                             481,076        470,681
                                          ----------     ----------

Property, Plant & Equipment:
   Oil & Gas Properties, at Cost Based
    on the Successful Efforts Method
    of Accounting
   Unproved Properties                       431,720        444,831
   Proved Properties                       4,700,837      4,977,386
                                          ----------     ----------
                                           5,132,557      5,422,217

   Less - Valuation Allowance and
            Accumulated Depreciation,
             Depletion & Amortization      3,206,351      3,580,350
                                          ----------     ----------
                                           1,926,206      1,841,867
                                          ----------     ----------

   Other Property & Equipment, at Cost       323,136        329,431
       Less - Accumulated Depreciation,
         Depletion & Amortization            171,456        172,634
                                          ----------     ----------
                                             151,680        156,797
                                          ----------     ----------
                                           2,077,886      1,998,664
                                          ----------     ----------
Other Assets                                 271,298        241,881
                                          ----------     ----------
                                          $5,720,027     $5,798,086
                                          ==========     ==========

 (Continued)

See Accompanying Notes

                        THE RESERVE PETROLEUM COMPANY
                                BALANCE SHEETS
                                 (Unaudited)


(Concluded)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             June 30,      December 31,
                                               1995            1994

Current Liabilities
   Accounts Payable                       $   33,508      $   51,676
   Other Current Liabilities
   Gas Balancing Commitments                  57,858          57,858
   Dividends Payable, Current Portion         10,000          10,000
                                          ----------      ----------
                                             101,366         119,534
                                          ----------      ----------          -
Dividends Payable                            124,421         115,066
                                          ----------      ----------
Deferred Federal Income Taxes                149,708         119,329
                                          ----------      ----------
                                                                              -
Stockholders' Equity:
   Common Stock                               92,368          92,368
   Additional Paid-in Capital                 65,000          65,000
   Retained Earnings                       5,337,959       5,430,847
                                          ----------      ----------
                                           5,495,327       5,588,215
   Less:Treasury Stock, at cost              150,795         144,058
                                          ----------      ----------
                                           5,344,532       5,444,157
                                          ----------      ----------
                                          $5,720,027      $5,798,086
                                          ==========      ==========

See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                                1995          1994         1995          1994
Operating Revenues:
  Oil & Gas Sales           $281,110      $323,472     $533,472      $631,303
  Lease Bonuses & Rentals      1,291         8,010        1,291         8,090
  Prospect Sales              19,695          ----       37,695          ----
                            --------      --------     --------      --------
                             302,096       331,482      572,458       639,393
                            --------      --------     --------      --------
Operating Costs & Expenses:
  Production Costs            79,252        81,042      148,331       169,140
   Exploration & Develop-
   ment Costs                  1,315        42,238       22,443        89,763
   Depreciation, Depletion,
   Amortization &
   Valuation Provisions       58,867        74,760      113,469       147,685
   General, Administrative
   and Other Expenses        131,928       192,326      285,180       354,027
                            --------      --------     --------     ---------
                             271,362       390,366      569,423       760,615
                            --------      --------     --------     ---------
Income (Loss) from
 Operations                   30,734       (58,884)       3,035      (121,222)
Other Income, Net             57,743        32,881      101,859        10,385
                            --------      --------     --------     ---------
Income (Loss) Before
 Income Taxes                 88,477       (26,003)     104,894      (110,837)
Provision For (Benefit
 from) Income Taxes           25,213        (2,182)      28,002       (20,010)
                            --------      --------     --------     ---------
Net Income (Loss)           $ 63,264      $(23,821)    $ 76,892     $ (90,827)
                            ========      ========     ========     =========
Per Share Data:
   Net Income (Loss) -      $    .37      $   (.14)    $    .45     $    (.53)
                            ========      =========    ========     =========
   Cash Dividends           $   1.00      $   1.00     $   1.00     $    1.00
                            ========      ========     ========     =========
Weighted Average
 Shares Outstanding          169,699       170,227      169,773       170,259
                            ========      ========     ========     =========

See Accompanying Notes

                        THE RESERVE PETROLEUM COMPANY
                           STATEMENTS OF CASH FLOW
                                 (Unaudited)

               Increase (Decrease) in Cash and Cash Equivalents
                                                Six Months Ended
                                                    June 30,
                                                1995           1994
Net Cash Provided by Operating Activities    $   97,517      $    5,304
                                             ----------      ----------
Cash Flows from Investing Activities:
   Sale of Available for Sale Securities        258,310         525,700
   Purchase of Available for
   Sale Securities                                  -0-         (28,983)
   Property Dispositions                         16,081          37,027
   Property Additions                          (213,923)       (337,845)
   Contribution to Partnership/Ltd.
   Liability Company                             (6,250)        (19,800)
                                             ----------      ----------
Net Cash Provided by
   Investing Activities                          54,218         176,099
                                             ----------      ----------
Cash Flows from Financing Activities:
   Payments of Dividends                       (160,425)       (157,416)
   Purchase of Treasury Stock                    (6,737)         (1,662)
                                             ----------      ----------
Net Cash Applied to Financing Activities       (167,162)       (159,078)
                                             ----------      ----------
Net Change in Cash and Cash Equivalents         (15,427)         22,325
Cash and Cash Equivalents,
 Beginning of Period                            112,564          98,553
                                             ----------      ----------
Cash and Cash Equivalents,
 End of Period                               $   97,137      $  120,878
                                             ==========      ==========
Supplemental Disclosures of Cash Flow
   Information:
   Cash Paid During the Periods For:
      Interest                               $    3,752      $       28
      Income Taxes                           $    8,000      $    8,000

See Accompanying Notes

                        THE RESERVE PETROLEUM COMPANY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                June 30, 1995
                                 (Unaudited)

Note 1 - ADJUSTMENTS

    In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results for the interim periods presented.

Note 2 - MATERIAL CONTINGENCY

    In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 245 mineral acres associated with two producing oil and gas wells completed in 1988. The Company claims title through deeds recorded in 1932; the defendants claim title under a deed nine years prior to the Company's deeds, but not recorded until seven years after the Company's deeds were recorded. Approximately $825,000 of proceeds from oil and gas sales were held in suspense by the unit operator at June 30, 1995, and have not been recorded as revenue by the Company. The Company has expended $415,000 in drilling, completion and operating costs for these wells, of which $241,500 was included in the Company's net investment in oil and gas properties at June 30, 1995. If the Company is successful in quieting title to its mineral interests in this litigation and recovers the suspended oil and gas proceeds, management believes the outcome will have a material favorable effect on the Company and its financial condition. If the Company is unsuccessful in this litigation, management believes that such outcome will not have a material adverse effect on the Company's financial condition.

                        THE RESERVE PETROLEUM COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                June 30, 1995
                                 (Unaudited)


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

2. Material Changes in Results of Operations Six Months Ended June 30, 1995, compared with six Months Ended June 30, 1994

     The  Company  had  net income of $76,892 in 1995 as compared to a  net
     loss of $90,827 in 1994.   A  discussion  of  material  changes  in the
     Statements of Operations line items follows.

     Operating Revenues. Operating revenues decreased $66,935 (10%) as a $97,831 (16%) reduction in oil and gas sales was partially offset by a $30,896 increase in other operating revenues. The decline in oil and gas sales was the net result of a $9,557 increase in oil sales, and a $107,388 decrease in gas and gas product sales.

     The average price received for oil sales rose $2.63 per barrel (Bbl) or 19% to $16.44 in 1995 from $13.81 in 1994, reflecting an industry trend, and resulting in a $37,838 favorable price variance. The volume of oil sales declined 2,048 Bbls (12%) to 14,387 in 1995 from 16,435 in 1994, resulting in an unfavorable volume variance of $28,281. For the most part, the volume decline was the result of decreased production from two wells in their initial flush production phase in 1994.

     The average price received for gas sales fell $.57 per thousand cubic feet (MCF), or 28%, to $1.50 in 1995 from $2.07 in 1994, resulting in an $113,355 unfavorable price variance. The expiration of a long-term gas contract in November, 1994, resulted in a $38,000 reduction in 1995 revenues as the replacement contract is based on the spot market price. For the most part, the remaining decline was the result of an industry wide price decline. The volume of gas sales increased 3,877 MCF (2%) resulting in a favorable volume variance of $8,024.

     Operating  Costs  and  Expenses.   Operating  costs  and expenses fell
     $191,192 (25%) with significant declines in each line item.

     Production costs decreased $20,809 (12%). The decrease was the result of a $12,659 (9%) decline in lease operating expense and a $7,710 (19%) decline in gross production tax. A signi-ficant factor contributing to the reduced lease operating expense was the April, 1994, sale of marginal producing leaseholds with high operating costs. Gross production tax declined as a result of reduced revenue from oil and gas sales.

     Exploration  and  development costs declined $67,320 (75%).   For  the
     most part, the decline was the result of reduced costs associated with unsuccessful drilling

     Depreciation,  depletion,   amortization   and   valuation  provisions
     declined $34,261 (23%). Units-of-production depreciation of oil and gas properties fell $37,138 (35%) mostly because of the 1994 rapid depreciation of wells with initial flush production and marginal wells which were fully reserved in 1994.

     General,  Administrative and Other Expenses.   This  expense  category
     fell $68,847 (19%). Legal fees decreased $44,848 because of reduced fees relating to the Leon County, Texas quiet title litigation discussed in Note 2., to the accompanying condensed financial statements. Taxes other than income declined $10,439, mostly as the result of the receipt and payment of a 1993 assessed tax statement in 1994. Substantially all of the remaining decline occurred because of an increase in the percentage of shared costs allocated to affiliated entities.

     Other Income, Net. Other income, net increased $91,474 to $101,859 in 1995 from $10,385 in 1994. Major items contributing to the increase were interest income and trading securities net gains. Interest income, mostly from available-for-sale securities, increased $25,499 (65%) to $64,995 as higher rates of return more than offset the decline in securities average balance. Trading securities net gains were $24,102 in 1995 as compared to a net loss of $41,648 in 1994, resulting in an increase of $65,750. Of the $65,750 increase, $76,039 was an unrealized holding gain that was partially offset by a realized loss of $10,289 .

3. Material Changes in Results of Operations Quarter Ended June 30, 1995, Compared with Quarter Ended June 30, 1994

     There were no material changes between the quarters which were not discussed in item 2, above, for the six months.

                                  PART II

                            OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders' was held on Tuesday, May 2, 1995. A brief description of each matter voted on at the meeting is given in the paragraphs below.

     The registrant's board of directors was re-elected in its entirety. A summary of voting by individual directors follows:

                                                 RESULTS OF VOTE

                                      BY PROXY              IN PERSON
                                         WITHHOLD                  WITHHOLD
                                 FOR    AUTHORITY       FOR       AUTHORITY
     MASON McLAIN              47,442      511        51,000        ----
     R.T. McLAIN               47,506      447        51,000        ----
     M.D. RALSTON              47,026      927        51,000        ----
     LOYD TERRY                47,026      927        51,000        ----
     ROBERT SAVAGE             47,026      927        51,000        ----
     MARVIN E. HARRIS          47,026      927        51,000        ----
     JERRY L. CROW             47,026      927        51,000        ----

      The stockholders approved all actions of the directors since the stockholders' annual meeting on Tuesday May 3, 1994. The stockholders cast 99,053 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

      Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit 27.  Financial Data Schedule

        (b) No reports on Form 8-K were required to be filed by the Registrant for the six months ended June 30, 1995.

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE RESERVE PETROLEUM COMPANY
                                         (Registrant)


                                         MASON McLAIN
      Date:      August 10, 1995         Mason McLain, President



                                         JERRY L. CROW
      Date:      August 10, 1995         Jerry L. Crow
                                         Principal Financial and
                                         Accounting Officer