Form 10QSB/A
period 1995-06-30
RESERVE PETROLEUM CO
filed 1995-08-16
CIK 83350

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES_X_NO __

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