Form 10QSB
period 1995-09-30
RESERVE PETROLEUM CO
filed 1995-11-13
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-QSB




 (Mark One)

 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period September 30, 1995

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

      6801 N. Broadway, Suite 300, Oklahoma City,  Oklahoma 73116-9092
                 (Address of principal executive offices)

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


As  of   November  10, 1995, 169,575.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format   (check one)   Yes    No X

                                  PART I

                           FINANCIAL INFORMATION

                         THE RESERVE PETROLEUM COMPANY
                                BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS
                                           September 30,   December 31,
                                               1995            1994
Current Assets:
   Cash                                     $  165,949     $   112,564
   Available for Sale Securities             2,141,256       2,715,502
   Trading Securities                          387,847          87,574
   Receivables                                 150,825         163,729
   Refundable Income Taxes                      14,467           1,449
   Prepayments and Other                         7,478           6,042
                                            ----------      ----------
                                             2,867,822       3,086,860
                                            ----------      ----------
Investments:
   Partnerships and Limited
     Liability Company                         465,954         459,251
   Other                                        11,430          11,430
                                            ----------      ----------
                                               477,384         470,681
                                            ----------      ----------
Property, Plant & Equipment:
   Oil & Gas Properties,
     at Cost Based on the
     Successful Efforts
     Method of Accounting
       Unproved Properties                     499,460         444,831
       Proved Properties                     4,774,597       4,977,386
                                           ------------    -----------
                                             5,274,057       5,422,217
   Less - Valuation Allowance
       and Accumulated
       Depreciation, Depletion
       & Amortization                        3,289,688       3,580,350
                                           ------------    -----------
                                             1,984,369       1,841,867
                                           ------------    -----------
   Other Property & Equipment, at Cost         323,136         329,431

       Less - Accumulated Depreciation,
       Depletion & Amortization                173,978         172,634
                                           -----------     -----------
                                               149,158         156,797
                                           -----------     -----------
                                             2,133,527       1,998,664
                                           -----------     -----------
   Other Assets                                266,713         241,881
                                           -----------     -----------
                                            $5,745,446     $ 5,798,086
                                           ===========     ===========
(Continued)
See Accompanying Notes

                        THE RESERVE PETROLEUM COMPANY
                                BALANCE SHEETS
                                 (Unaudited)


(concluded)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,  December 31,
                                           1995           1994

Current Liabilities:
   Accounts Payable                     $  53,237      $  51,676
   Other Current Liabilities
    Gas Balancing Liabilities              57,858         57,858
    Current Dividends Payable              10,000         10,000
                                        ---------      ---------
                                          121,095        119,534
                                        ---------      ---------
Dividends Payable                         119,266        115,066
                                        ---------      ---------

Deferred Federal Income Taxes             135,069        119,329
                                        ---------      ---------
Stockholders' Equity:
   Common Stock                            92,368         92,368
   Additional Paid-in Capital              65,000         65,000
   Retained Earnings                    5,364,090      5,430,847
                                       ----------     ----------
                                        5,521,458      5,588,215

   Less - Treasury Stock, at cost         151,442        144,058
                                       ----------     ----------
                                        5,370,016      5,444,157
                                       ----------     ----------

                                       $5,745,446     $5,798,086
                                       ==========     ==========


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended     Nine Months Ended
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                      1995      1994        1995      1994
Operating Revenues:
 Oil & Gas Sales                   $ 264,583  $418,130   $798,055  $1,049,433
 Lease Bonuses & Rentals                 813    28,023      2,105      36,113
 Oil & Gas Prospects, Net              5,467       ---     43,161         ---
                                   ---------  --------   --------  ----------
                                     270,863   446,153    843,321   1,085,546
                                   ---------  --------   --------   ---------
Operating Costs & Expenses:
 Production Costs                     83,113    71,654    231,444    240,794

 Exploration & Development Expense    27,997     8,604     50,440     98,367

 Depreciation, Depletion,
    and Amortization                  94,346   108,292    207,815    255,977
 General Administrative and
     Other Expenses                  106,687   122,625    391,867    476,652
                                   --------- ---------  ---------  ---------
                                     312,143   311,175    881,566  1,071,790
                                   --------- ---------  ---------  ---------
 Income (Loss) From Operations       (41,280)  134,978    (38,245)    13,756

 Other Income, Net                    55,589   170,873    157,448    181,258
                                   --------- ---------  ---------- ---------
 Income Before Income Taxes           14,309   305,851    119,203    195,014

 Provision For  (Benefit from)
    Income Taxes                     (11,822)   18,437     16,180     (1,573)
                                   --------- ---------  ---------  ---------
 Net Income                        $  26,131 $ 287,414  $ 103,023  $ 196,587
                                   ========= =========  =========  =========
 Per Share Data:
  Net Income                       $     .15 $    1.69  $     .61  $    1.16
                                   ========= =========  =========  =========
  Cash Dividends                   $   ----  $   ----   $    1.00  $    1.00
                                   ========= =========  =========  =========
 Weighted Average Shares
   Outstanding                      169,599   170,078     169,714    170,198
                                  =========  ========   =========  =========




See Accompanying Notes

                        THE RESERVE PETROLEUM COMPANY
                           STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents



                                                  Nine Months Ended
                                                    SEPTEMBER 30,
                                                1995            1994

Net Cash Provided by
  Operating Activities                       $  228,189     $  116,982
                                             ----------     ----------
Cash Flows from Investing Activities:
  Available for Sale Securities -
    Sales                                       315,309        734,260
    Purchases                                      ----       (193,163)
  Contributions (to) from
    Limited Partnership                         (11,250)       (19,800)
  Property Dispositions                          29,397         77,009
  Property Additions                           (335,296)      (492,277)
                                              ---------      ---------
Net Cash Provided from (Applied to)
  Investing Activities                           (1,840)       106,029
                                              ---------      ---------
Cash Flows from Financing Activities:
  Payment of Dividends                         (165,579)      (161,562)
  Purchase of Treasury Stock                     (7,385)        (5,005)
                                              ---------      ---------
Net Cash Applied to Financing Activities       (172,964)      (166,567)
                                              ---------      ---------
Net Change in Cash and
  Cash Equivalents                               53,385         56,444
Cash and Cash Equivalents,
  Beginning of Period                           112,564         98,553
                                             ----------     ----------
Cash and Cash Equivalents,
  End of Period                              $  165,949     $  154,997
                                             ==========     ==========

Supplemental Disclosures of
  Cash Flow Information:
    Cash Paid during the Periods For-
     Interest                                $   11,252     $    7,540
     Income Taxes                            $   12,974     $   12,111


See Accompanying Notes

                          RESERVE PETROLEUM COMPANY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 1995
                                 (Unaudited)



Note 1 - ADJUSTMENTS

In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results for the interim periods presented.


Note 2 - MATERIAL CONTINGENCY.

In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. The Company claims title through deeds recorded in 1932; the defendants claim title under a deed dated nine year prior to the Company's deeds, but not recorded until seven years after the Company's deeds were recorded. Approximately $835,000 of proceeds from oil and gas sales were held in suspense by the unit operator at September 30,1995, and have not been recorded as revenue by the Company. The Company has expended $415,000 in drilling, completion and operating costs for these wells of which $240,500 was included in the Company's net investment in oil and gas properties at September 30, 1995. If the Company is successful in quieting title to its mineral interests in this litigation and recovers the suspended oil and gas proceeds, management believes the outcome will have a material favorable effect on the Company and its financial condition. If the Company is unsuccessful in this litigation, management believes that such outcome will not have a material adverse effect on the Company's financial condition. The case is set for trial in early February, 1996.

Note 3 -  SUBSEQUENT EVENT

In October 1995, the Company entered into a paid up oil and gas lease agreement relating to a block of its non-producing minerals. As a result, lease bonus income of $413,000 was received and will be recorded as income in the fourth quarter of 1995. The effect of this lease bonus, after related Federal income tax, is an increase in net income for the year of approximately $1.60 per share of common stock outstanding.

                        THE RESERVE PETROLEUM COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              September 30, 1995
                                 (unaudited)


The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1994, Form 10-K filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1. LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is currently estimated to approximate $700,000 for the year to end December 31, 1995, as opposed to $400,000 which was projected in the December 31, 1994, Form 10-K. For the most part, the increase is the result of the November 1995, receipt of lease bonuses as discussed in Note 3, to the accompanying condensed financial statements.

Also, Cash to be applied to exploration and development activities in the current year is estimated at approximately $520,000, a $240,000 reduction from the $760,000 reported in the Company's December 31, 1994, Form 10-K. Prospect development is requiring more time than originally estimated causing some of the expenditures projected for 1995 to be deferred until 1996.

Other than the above disclosures, management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-K for December 31, 1994, would not be representative of the Company's current position.


2. MATERIAL CHANGES IN RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994.

Net income for 1995 declined $93,564, or $.55 per share as both  revenues  and
expenses  decreased.   A  discussion  of material changes in the statements of
operations  line items follows.

OPERATING REVENUES. Oil and gas sales fell $251,378, or 24%, from 1994 to 1995. Natural gas sales decreased $269,500 (38%) to $415,150 in 1995. The decrease was the combined result of a 46,814 thousand cubic feet (MCF) decline in volume and a $.61 decline in average price per MCF to $1.51 in 1995. The decline in volume was the result of a production shut in for pipe line construction to accommodate new gas purchases as well as the natural decline of older producing properties. The decrease in average price was the result of the expiration of a gas contract in November of 1994, with a sales price in excess of $4.00 per MCF and a general decline in the spot market price.

Oil sales increased $9,158 or 3%, to $367,535 in 1995. A 1461 barrel decrease in volume was more than offset be a $1.36 increase in the average price per barrel. The volume decrease resulted because the normal production decline of mature properties more than offset new production that came on line. The increase in average price received resulted from market forces.

OPERATING  COSTS  AND  EXPENSES.   The decrease in exploration and development
costs was to a great extent the result of reduced costs associated with unsuccessful drilling.

Depreciation, depletion, amortization and valuation provisions declined $48,162 (19%). Units-of-production depreciation and depletion of oil and gas properties fell $54,299 (28%) because of the 1994 rapid depreciation of wells with initial flush production and marginal wells which were fully reserved in 1994.

General, administrative and other expenses fell $84,785 (18%). Legal fees decreased $42,627 because of reduced fees relating to the Leon County, Texas quiet title litigation discussed in Note 2., to the accompanying condensed financial statements. Taxes other than income declined $17,635, mostly as the result of the receipt and payment of a 1993 assessed tax statement in 1994. Substantially all of the remaining decline occurred because of an increase in the percentage of shared costs allocated to affiliated entities.

OTHER INCOME NET. The decrease in other income, net of $23,810 (13%) resulted from a number of changes in its components, the most significant of which will be discussed below. In 1994, the Company received $120,272 related to settlement of litigation. Although there was no such receipt in 1995, the decline was offset $96,172 by increased interest income on available for sale securities and adjustment of trading securities to market value.

PROVISIONS FOR INCOME TAXES. The utilization of tax credits eliminated current tax expenses from the provision for income taxes in both 1995 and 1994. Recognition of deferred taxes resulted in a provision of $16,180 in 1995 as compared to a benefit of $1,573 in 1994. For the most part, the provision increase of $17,753 between the periods resulted from a net increase in intangible develop-ment costs. Such costs are capitalized and depreciated for financial statement purposes and expensed currently for Federal and state income tax purposes.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS QUARTER ENDED SEPTEMBER 30 1995, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1994.

In summary, the decrease in net income of $261,283 between the periods was to a great extent the result of the receipt of $219,037 in settlement of litigation in the third quarter of 1994. Of the total, $98,765 was reported as gas sales in operating revenues, and $120,272 was reported in other income, net. Also, gas sales fell another $56,594 in 1995 as the combined result of a decrease in average sales price of $.24 per MCF and a decrease in volume of 19,021 MCF.

Other than the disclosures in the above paragraph, there were no material changes between the quarters which were not discussed in Item 2, above, for the nine months.

                                   PART II


                              OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibit 27.  Financial Data Schedule

   (b) No reports on Form 8-K were required to be filed by the Registrant for the nine months ended September 30, 1995.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE RESERVE PETROLEUM COMPANY
                                 (Registrant)



Date: NOVEMBER 10, 1995                MASON MCLAIN
                                       Mason McLain
                                       President




Date: NOVEMBER 10, 1995                JERRY L. CROW
                                       Jerry L. Crow
                                       Principal Financial and
                                       Accounting Officer