Form 10KSB40
period 1995-12-31
RESERVE PETROLEUM CO
filed 1996-03-26
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

(Mark One)

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 1995

  [ ]    TRANSITION REPORT UNDER  SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number 0-8157

                       THE RESERVE PETROLEUM COMPANY
              (Name of small business issuer  in its charter)

       Delaware                                        73-0237060
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)        identification number)

        6801 N. Broadway, Suite 300, Oklahoma City, Oklahoma     73116-9092
              (Address or principal executive offices)           (Zip Code)

  Issuer's telephone number:     (405)848-7551
  Securities registered under Section 12(b) of the Act: None

  Securities registered under Section 12(g) of the Act: Common stock $.50 Par Value
         (Title of Class)
  Check  whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
  past 90 days. YES [X]   NO [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained,to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Issuer's revenues for the fiscal year ended December 31, 1995 were $1,808,918. As of March 8, 1996, there were 169,353 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates as determined by averaging the highest bid and lowest offer as of March 8, 1996 was $2,563,506.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Items 9,10,11 and 12 required by Part III, are incorporated herein by reference to the Company's proxy statement to be mailed to security holders on or about April 8, 1996, in connection with its annual stockholders' meeting to be held on May 7, 1996.
  Transitional Small Business Disclosure Format (check one) Yes[ ] No[X]
  See Exhibit Index on Page 33.

                              TABLE OF CONTENTS



                                                                PAGE

PART I

    Item  1. Description of Business..............................3

    Item  2. Description of Properties............................6

    Item  3. Legal Proceedings....................................7

    Item  4. Submission of Matters to a Vote of Security Holders..8

PART II

    Item  5. Market for Common Equity and Related Stockholder
             Matters..............................................9

    Item  6. Management's Discussion and Analysis................10

    Item  7. Financial Statements................................14

    Item  8. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.................35

PART III

    Item  9. Directors, Executive Officers, Promoters and
             Control Persons Compliance with Section 16(a)
             of the Exchange Act.................................35

    Item 10. Executive Compensation..............................35

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management......................................35

    Item 12. Certain Relationships and Related Transactions......35

    Item 13. Exhibits and Reports on Form 8-K....................35

                                    PART I



Item 1.  Description of Business

The Reserve Petroleum Company (the "Company") is engaged principally in the exploration for and the development of oil and natural gas properties. Other business segments are not significant factors in the Company's operations. The Company was organized under the laws of the State of Delaware in 1931.

OIL AND NATURAL GAS PROPERTIES

For a summary of certain data relating to the Company's oil and gas properties including production, undeveloped acreage, producing and dry wells drilled and recent activity see Item 2, Properties. For a discussion and analysis of current and prior years' revenue and related costs of oil and gas operations, and a discussion of liquidity and capital resource requirements, see Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

MINERAL PROPERTY MANAGEMENT. The Company owns non-producing mineral interests in approximately 273,611 gross acres equivalent to 94,627 net acres. These mineral interests are located in nine states with 57,880 net acres in the states of Oklahoma and Texas, the area of concentration for the Company in its present development programs.

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. As a result of its mineral ownership, in 1995 the Company had royalty interests in 10 gross ( .205 net) wells which were drilled and completed as producing gas wells. The most significant of the royalty interest wells completed in 1995 was the #1 Brounkowski located in Robertson County, Texas, in which the Company has a .0604 net royalty interest. First sales from the well were in late November, 1995, and the well was producing at a rate of approximately 23 million cubic feet per day at December 31, 1995.

DEVELOPMENT PROGRAM. A development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with the joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 1995, the Company did not participate in the drilling of any development wells.

EXPLORATION PROGRAM The Company's exploration program is normally conducted by purchasing interests in prospects developed by independent third parties, participating in third party exploration of Company-owned non-producing minerals or developing its own exploratory prospects.

The Company normally acquires interests in exploratory prospects from someone in the industry with whom management has conducted business in the past and/or has confidence in the quality of the geological and geophysical information presented for evaluation by Company personnel. If evaluation indicates the prospect is within the Company's risk limits, the Company may negotiate to acquire an interest in the prospect and participate in a non-operating capacity.

The Company develops exploratory drilling prospects by identification of an area of interest, purchase of leaseholds in the area and development of geological and geophysical information relating to the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator, or it may jointly develop the prospect with a third party who will function as operator.

At December 31, 1995, the Company's exploration program involved fractional interests in seventeen Oklahoma prospects. In 1995, three of the prospects were tested. The test well on a prospect in which the Company had an 18% net working interest was successfully completed and two development wells may be drilled in 1996. A second prospect in which the Company had a 24% net working interest was condemned after drilling two exploratory wells, one of which is a salvage well producing from a secondary formation. An exploratory well in which the Company has a 22.5% net working interest was drilling at year end on a third prospect. This well was subsequently completed as a producing oil well in a secondary formation, and the prospect is currently under evaluation. Current plans include the drilling of up to six test wells on the prospects in 1996.

CUSTOMERS. In the fourth quarter of 1995, the Company entered into lease agreements relating to certain of its non-producing minerals in Robertson and Leon Counties, Texas. Lease bonuses received from these paid up lease agreements were $690,000, or 38% of operating revenues. The Company does not anticipate the receipt of comparable amounts from lease bonuses in future years. Also, in 1995, the Company had one customer whose total purchases were greater than 10% of revenues from oil and gas sales. This customer purchased $175,143 or 16.37% of total oil and gas sales.

The Company had a gas purchase contract with a customer which provided for a price of $4.112 per MMBTU. Gas sold under this contract during 1994 was 73,550 thousand cubic feet (MCF) and amounted to approximately 21% of the Company's revenues from oil and gas sales. This contract expired November 8, 1994.

The Company sells most of its oil and gas on the spot market or has sales contracts that are based on the spot market price. A very minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

COMPETITION. The oil and gas industry is highly competitive in all of its phases. The availability of a ready market for the Company's oil and gas production depends on numerous factors beyond its control, including the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity of pipelines and other transportation facilities, regulation by state and Federal authorities and the cost of complying with applicable environmental regulations. The Company is a very minor factor in the industry and must compete with other persons and companies having far greater financial and other resources; therefore, the Company's ability to develop prospects which are viable, given current economic conditions, and secure the financial participation of other persons and companies in exploratory drilling on these prospects is limited.

REGULATION. The Company's operations are affected in varying degrees by political developments and Federal and state laws and regulations. Although released from Federal price controls, interstate sales of natural gas are subject to regulation by the Federal Energy Regulatory Commission (FERC). Oil and gas operations are affected by environmental laws and other laws relating to the petroleum industry and both are affected by constantly changing administrative regulations. Rates of production of oil and gas have for many years been subject to a variety of conservation laws and regulations, and the petroleum industry is frequently affected by changes in the Federal tax laws.

Generally, the respective state regulatory agencies will supervise various aspects of oil and gas operations within the state and transportation of oil and gas sold intrastate.

ENVIRONMENTAL PROTECTION. The operation of the various producing properties in which the Company has an interest is subject to Federal, state and local provisions regulating discharge of materials into the environment, the storage of oil and gas products as well as the contamination of subsurface formations. The Company's lease operations and exploratory activity have been and will continue to be affected by regulation in future periods. However, the known effect to date has not been material as to capital expenditures, earnings or industry competitive position nor are estimated expenditures for environmental compliance expected to be material in the coming year. Such expenditures produce no increase in productive capacity or revenue and require more of management's time and attention, a cost which cannot be estimated with any assurance of certainty.

OTHER BUSINESS.

The Company has net equity of $144,801 in its 33% limited partner's interest in an Oklahoma limited partnership which was formed in 1978 principally to invest in Oklahoma City real estate. The partnership has constructed an office building in Oklahoma City at a total cost of approximately $2,300,000 for the land and building. The Company has its office in the building under a lease with the partnership. At December 31, 1995, the partnership had assets in excess of liabilities of $438,787 and had a net loss of $8,126 for the year then ended.

The Company has net equity of $254,535 ($159,900 cost basis) at December 31, 1995, in its 9% interest in an Oklahoma limited liability company (LLC) which developed and is operating a golf course in the Oklahoma City metropolitan area. Through an affiliated partnership, the LLC is developing real estate surrounding the golf course. The LLC had assets in excess of liabilities of $2,690,998 at December 31, 1995, and net income of $566,912.

The Company has a net equity of $76,232 ($60,000 cost basis) at December 31, 1995 in its 10% interest in an Oklahoma limited liability company which was formed in December 1992 to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. At December 31, 1995, the limited liability company had assets in excess of liabilities of $762,315, and net income of $3,526 .

Reference is made to Note 7 of the accompanying financial statements for more information about the partnership and limited liability companies.

EMPLOYEES

At December 31, 1995, the Company had eight employees, including officers. All of the Company's employees devoted a portion of their time to duties with affiliated companies and received compensation directly from those companies during 1995.

Item 2.    Description of Properties

The Company's principal properties are oil and natural gas properties as described below.

OIL AND NATURAL GAS OPERATION

OIL  AND  GAS  RESERVES.   Reference  is  made  to  the unaudited supplemental
financial information beginning on Page 30 for working interest reserve quantity information.

Since January 1, 1995, the Company has filed no reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its annual 1994 report on Form 10-K and Federal income tax return for the year ended December 31, 1994. Those reserves estimates were identical.

PRODUCTION. The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 1995, 1994 and 1993. Equivalent MCF was developed using approximate relative energy content.

           ROYALTIES                    WORKING INTERESTS
              SALES PRICE             SALES PRICE    Average Production
            Oil       Gas           Oil       Gas        Cost per
          PER BBL  PER MCF       PER BBL     PER MCF   EQUIVALENT MCF

    1995  $16.35    $ 1.67        $17.01     $1.42        $ .91

    1994  $14.15    $ 2.00        $15.52     $2.42        $ .84

    1993  $15.48    $ 2.15        $17.21     $2.39        $ .88

At December 31, 1995, the Company had working interests in 69 gross (6.8 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 59 gross (3.9 net) wells producing primarily oil. These interests were in 19,263 gross (1,852 net) producing acres. These wells include 52 gross (.37 net) wells associated with secondary recovery projects.

Thirty-six percent, or 10,431 barrels of the Company's oil production during 1995 was derived from royalty interests in mature West Texas water-floods.

UNDEVELOPED ACREAGE. The Company's undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company's gross and net acres in each:

                                                ACREAGE
                                           GROSS        NET

Non-producing Mineral Interests           273,611     94,627

Undeveloped Leaseholds                     18,054      3,839


NET PRODUCTIVE AND DRY WELLS DRILLED. The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 1993 and there-after, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

                              NUMBER OF NET WORKING INTEREST WELLS DRILLED
                                    EXPLORATORY         DEVELOPMENT
                                 PRODUCTIVE   DRY     PRODUCTIVE  DRY

   1995                              .45      .24        -0-      -0-

   1994                              .15      .34       .02       -0-

   1993                              .19      .52       .16        0-

RECENT ACTIVITIES. At December 31, 1995, the Company had working interests in two exploratory wells in progress, both in the state of Oklahoma. One well, in which the Company had a 24% working interest was unsuccessful and plugged and abandoned in January, 1996, resulting in the abandonment of the prospect and the related costs incurred through December 31, 1995, were expensed in 1995. The other well, in which the Company had a 22.5% working interest was completed as an oil producer in a secondary formation in February, 1996. The prospect is under evaluation to determine if additional drilling will be done. On March 6, 1996, a development well in which the Company has a 16.6% net working interest was spudded and was in process at March 15, 1996.

Item 3. Legal Proceedings

In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. The Company claims title through deeds recorded in 1932; the defendants claim title under a deed dated nine years prior to the Company's deeds, but not recorded until seven years after the Company's deeds were recorded. The principal defendants are McRae Exploration and Production Inc., and Torch Energy Advisors. Approximately $850,000 of proceeds from oil and gas sales were held in suspense by the unit operator at March 1996, and have not been recorded as revenue by the Company. The Company has expended $428,000 in drilling, completion and operating costs for these wells of which $233,750 was included in the Company's net investment in oil and gas properties at December 31, 1995. If the Company is successful in quieting title to its mineral interests in this litigation and recovers the suspended oil and gas proceeds, management believes the outcome will have a favorable effect on the Company and its financial condition. If the Company is unsuccessful in this litigation, management believes that such outcome will not have a material adverse effect on the Company's financial condition. The case is set for trial April 1, 1996.

Item 4. Submission of matters to a vote of Security Holders.

        Not Applicable.

                                   PART II

Item 5. Market for Common Equity  and Related Stockholder Matters

The Company's stock is traded over the counter in the United States. The following high and low bid information is based on quotes obtained from the National Association of Security Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes and the National Quotation Bureau's pink sheets. Prices do not include retail markup, markdown or commission.

                                               QUARTERLY RANGES

           QUARTER ENDING                     HIGH BID   LOW BID


              03/31/94                          21 3/4    21
              06/30/94                          21 3/4    21
              09/30/94                          21 3/4    21
              12/31/94                          22 1/2    21 5/8
              03/31/95                          23        22
              06/30/95                          23 1/8    22
              09/30/95                          24 1/8    19 1/2
              12/31/95                          24 3/8    19 1/2

There  was  limited  public  trading in the Company's common stock in 1994 and
1995.   In  1994,  there  were  thirteen  brokered  trades  appearing  in  the
Company's transfer ledger and in 1995 there were  eight.

At March 11, 1996, the Company had approximately 1445 record holders of its common stock. The Company paid dividends on its common stock in the amount of $1.00 per share in the second quarter of 1995 and 1994. Unless there is an unforeseen change in market conditions or the Company's financial condition, management intends to recommend to the board of directors that the annual dividend remain at $1.00 per share in 1996.

Item 6.Management's Discussion and Analysis.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. As summarized in the Statements of Cash Flows, cash flows from operating activities, exclusive of oil and gas exploration costs charged to operations, were $958,882 in 1995, a $154,358 (19%) increase from 1994. In the first quarter of 1995, such cash flows were projected to approximate $500,000 for the year, a decrease of $305,000 (38%) from 1994. The actual decrease in oil and gas sales of $359,057 was more than offset by an unanticipated increase in lease bonus revenue of $659,108 as discussed under "Results of Operations," below.

INVESTING ACTIVITIES. Net cash applied to investing activities was $551,456 in 1995, a $19,937 (4%) increase from 1994. To a great extent, cash applied was either for the purchase of available for sale securities or investment in oil and gas property additions.

Available for sale securities are US Treasury Bills or Notes, bank certificates of deposit and money market accounts which are used to store cash flows which are not needed immediately. For the most part, these cash flows are from operating activities. When current cash requirements are greater than operating cash flows, the additional required cash will be drawn from available for sale securities. In 1995, available for sale securities increased a net of $232,981. For the most part, the increase was a result of decreased cash applied to oil and gas property additions as discussed in the following paragraph, as well as increased net cash flows from operating activities.

Property additions are directly related to the Company's oil and gas exploration and development drilling activity. Expenditures for unsuccessful exploratory and development drilling as well as geological and geophysical costs are included in operating activities. Cash applied to property additions in 1995 included $351,287 classified as investing activities and $172,023 classified as operating activities for a total of $523,310. This compares to a total of $851,692 in 1994. Expenditures for property additions in 1995 were originally projected to be $760,000; however, prospect development is requiring more time than originally estimated and resulted in some expenditures projected for 1995 to be deferred until 1996.

FINANCING ACTIVITIES. Net cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. Management currently has no plans that would significantly change cash requirements for financing activities other than the possible need for external sources of funds for capital expenditures as discussed below.

FORWARD-LOOKING SUMMARY. In 1996, exclusive of any unexpected increase in cash flows from exploratory and development drilling or significant price variances, the Company anticipates cash flows from operating activities, before any expensing of exploration and development costs, of about $1,000,000. Cash flows from oil and gas sales are expected to increase $700,000 as a result of new production which came on line around year end, 1995, as offset by the normal production decline of older wells.

The most significant of the new wells is Marathon Oil Company's #1 Brounkowski, in Robertson County, Texas, which was producing at a rate of approximately 23 million cubic feet per day at December 31, 1995. If that rate of production is maintained through 1996, assuming the December 1995 average price, net revenues from the #1 Brounkowski would approximate $700,000 in 1996. Although the #1 Brounkowski is expected to make a significant contribution to the Company's oil and gas revenues for the next two or more years, as a royalty interest owner the Company has not had access to the well data sufficient to compute a reasonable estimate of total reserves, and the #1 Brounkowski's production history is too short to project a meaningful decline curve.

Lease bonus income is projected to return to its normal immaterial amount. Cash flows which may result from the successful resolution of the quiet title litigation discussed in Item 3, Legal Proceedings, have not been included.

Management's current estimates indicate cash requirements for investing activities other than available for sale securities will approximate $800,000, most of which will be applied to oil and gas exploration and development activities. Cash applied to financing activities should remain at about $170,000 for a total of $970,000. As noted above, $1,000,000 in net cash flows from operating activities before expensing of any exploration or development costs are projected for 1996 and should cover investing activity cash requirements.

The Company's planned drilling program may change during the year depending upon the amount of successful drilling, the amount and stability of product prices and the availability of quality drilling prospects. Also, management continues to be alert for the purchase of producing oil and gas properties. Therefore, the possible need for additional capital exists, and management could seek funds from external sources.

RESULTS OF OPERATIONS.

For the year ended December 31, 1995, the Company had net income of $593,037 ($3.50 per share) as compared to net income of $110,769 ($.65 per share) in 1994. The most significant factor contributing to the additional net income was an increase in revenue from lease bonuses. A discussion of the increase in lease bonus revenues as well as other material year-to-year line item changes follows.

OPERATING REVENUES. Oil and gas sales fell $323,600 (23%) to $1,070,048 in 1995 from $1,393,648 in 1994. The following table presents certain information concerning price and volume components of oil and gas sales for the years ended December 31, 1995 and 1994. The table does not include an analysis of revenues from plant products and other miscellaneous oil and gas sales which totaled $19,411 in 1995 and $33,776 in 1994.

                                              VARIANCE
       PRODUCTION                  1995     PRICE   VOLUME  1994

       Oil -
           Bbls (000 omitted)       29       ----     (2)     31
           $(000 omitted)       $  488         47    (27)    468
           Unit Price           $16.68       1.59    ----  15.09

       Gas -
           MCF (000 omitted)       370       ----    (22)    392
           $(000 omitted)       $  562       (279)   (50)    891
           Unit Price           $ 1.52      ( .76)   ----   2.28

In 1995, revenues from oil sales increased $19,954 (4%) to $448,641. An increase in revenues of $46,588 resulting from a $1.59 average price increase per barrel was partially off-set by a $26,665 decline in revenues resulting from a 1,767 barrel fall in volume produced. Production of 2,674 barrels from wells which first produced in 1995 was off-set by the normal decline in production from older wells of 4,441 barrels. The average price increase of $1.59 per barrel resulted from an overall market increase in the price of oil.

Revenues from natural gas sales fell $329,190 (37%) in 1995 to $561,995. The decline attributable to a decrease in average price per thousand cubic feet
(MCF) of $.76 was $278,812. An additional decline in sales of $50,378 resulted from a decrease in volume produced of 22,096 MCF. The decrease in average price was the result of an overall decline in the spot market price of gas as well as the November 1994, expiration of a gas contract with a sales price in excess of $4.00 per MCF. The volume decline resulted as an increase in production of 30,900 MCF from wells which first produced in 1995 was off-set by a 52,996 MCF decrease due to the natural decline of older producing properties as well as a decrease in production from properties which were shut in for pipeline construction to accommodate a new gas purchaser.

Lease bonuses and other increased $701,106 from $37,764 in 1994 to $738,870 in 1995. The most significant item contributing to the increase was the receipt of bonuses of $690,000 from the leasing of East Texas non-producing minerals which the Company owns.

OPERATING COSTS AND EXPENSES. The Company experienced an overall decline in operating costs and expenses of $64,153 (4%) as an increase in exploration and development costs charged to expense of $68,897 was more than offset by declines in each of the other line items.

   PRODUCTION COSTS. The prior years upward trend in production costs was reversed in 1995 with an overall decrease of $20,055 (6%) from 1994 to $299,622. A $26,811 decrease in gross production taxes was partially offset by a $4,776 increase in lease operating expense. The gross production tax is based on a percentage of gross revenues and therefore varies as the related oil and gas revenues increase or decrease.

   EXPLORATION AND DEVELOPMENT EXPENSE. Exploration and development costs may be either capitalized or charged to operations under the successful efforts method of accounting used by the Company. Geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory and development drilling. Total costs of exploration and development were $354,049 in 1995 and $367,089 in 1994. Costs charged to operations were $183,409 in 1995 and $114,512 in 1994, inclusive of geological and geophysical costs of $112,075 in 1995 and $23,142 in 1994.

   DEPRECIATION, DEPLETION, AMORTIZATION AND VALUATION PROVISIONS. Major components are the provision for impairment of non-producing leaseholds, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment was $94,747 in 1995 and $51,829 in 1994.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas or a change in the rate of production. The provision for depletion and depreciation totaled $264,918 in 1995, a $126,621 (32%) decrease from 1994. The decrease in depletion and depreciation resulted because of the rapid amortization of wells with initial flush production in 1994, marginal wells which were mostly or fully reserved in 1994 and properties sold in 1995 all of which totaled approximately $201,000. The decrease was partially offset by amortization of new properties placed in service in 1995 of about $74,000.

   GENERAL, ADMINISTRATIVE AND OTHER EXPENSES (G&A). G&A declined $27,210 (4%) to $624,355 in 1995. Although numerous variances between the periods occurred in the detail of expenses included in G&A, the most significant overall change was caused by an increase in the percentage of shared costs allocated to affiliated entities. This change resulted in a reduction of G&A by approximately $22,000.

OTHER INCOME, NET. This category consists of interest and other investment income as offset by investment losses and various other non-operating income and expense items. Although there was little change in the amount of this line item between the periods, there were some significant changes within the category. In 1994, the Company received $120,272 related to settlement of litigation. There was no such receipt in 1995; however, the decline was offset by receipt of additional interest income on available for sale securities of $39,206, increased income from equity investments of $39,787, additional realized and unrealized gain from trading securities of $36,062 plus changes in miscellaneous other non operating income and expense items.

BENEFIT FROM INCOME TAXES. In 1995, the Company had a calculated benefit from income taxes as the net decrease in deferred tax liabilities of $67,000 exceeded current tax expense of $18,747 by $48,253. Significant factors contributing to the overall benefit was the utilization of statutory depletion deductions and a decrease in the valuation allowance for deferred tax assets. Also, the utilization of statutory depletion deductions contributed to the benefit from income taxes in 1994. See Note 6 to the financial statements for an analysis of the components of income taxes.

FORWARD-LOOKING SUMMARY. Management's current projections indicate operating revenues for 1996 of $1,800,000, about the same as 1995. Given a stable overall average price which approximates 1995, oil and gas revenues should increase to around $1,770,000. New production which came on line around year end 1995 should increase revenues in 1996 by approximately $800,000 as the normal decline of older properties reduces revenues by about $100,000.

The most significant of the new wells is Marathon Oil Company's #1 Brounkowski, in Robertson County, Texas, which was producing at a rate of approximately 23 million cubic feet per day at December 31, 1995. If that rate of production is maintained through 1996, assuming the December 1995 average price, net revenues from the #1 Brounkowski would approximate $700,000 in 1996. Although the #1 Brounkowski is expected to make a significant contribution to the Company's oil and gas revenues for the next two or more years, as a royalty interest owner, the Company has not had access to the well data sufficient to compute a reasonable estimate of total reserves, and the #1 Brounkowski's production history is too short to project a meaningful decline curve.

Lease  bonuses   should  be an immaterial amount as management does not expect the receipt of significant lease bonuses to reoccur in 1996.

Operating costs and expenses are projected to increase $110,000, or 7%, from 1995 actual costs of $1,477,097. Production costs are estimated to increase $50,000 as the increased production will result in more gross production taxes and additional costs of lease operations. Exploration and development costs charged to expense are projected to remain at the same level as 1995 because, as discussed above, a significant part of such cost charged to expense is dependent upon the success or failure of the prospect. Depreciation, depletion, amortization and valuation provisions are projected to increase a total of $30,000, mostly as a result of new production. General, administrative and other expense is also projected to increase $30,000 because of additional payroll costs and inflationary increases in other administrative expense.

Other income, net, should approximate the 1995 amount of $213,000.

The above projections are expected to result in net income before taxes for 1996 of approximately $426,000. Tax expense after utilization of available tax credits and statutory depletion deductions should approximate $45,000. The above projection does not include additional revenue which may result from the successful resolution of the quiet title litigation discussed in Item 3, Legal Proceedings.

Item 7.   Financial Statements


Index to Financial Statements

                                                                        PAGE

Report of Independent Certified Public Accountants-Grant Thornton LLP    15

Balance Sheets - December 31, 1995 and 1994                              16

Statements of Operations - Years Ended December 31, 1995 and 1994        18

Statements of Stockholders' Equity - December 31, 1995 and 1994          19

Statements of Cash Flow - Years Ended December 31, 1995 and 1994         20

Notes to Financial Statements                                            22

Unaudited Supplemental Financial Information                             30

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company (a Delaware corporation) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






GRANT THORNTON LLP

GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 11, 1996

                        THE RESERVE PETROLEUM COMPANY
                                BALANCE SHEETS

                                    ASSETS

                                                         DECEMBER 31,
                                                     1995           1994
Current Assets:
   Cash and Cash Equivalents (Note 2)            $  175,014     $  112,564
   Available for Sale Securities  (Note 5)        2,689,546      2,715,502
   Trading Securities (Note 5)                      372,705         87,574
   Receivables                                      154,012        163,729
   Refundable Income Taxes                             ----          1,449
   Prepayments & Deferred Income Taxes                8,577          6,042
                                                  ---------      ---------
                                                  3,399,854      3,086,860
                                                  ---------      ---------
Investments:
  Partnership and Limited
   Liability Companies (Note 2)                     495,379        459,251
  Other                                              11,430         11,430
                                                  ---------      ---------
                                                    506,809        470,681
                                                  ---------      ---------
  Property, Plant & Equipment (Note 2):
  Oil & Gas Properties, at Cost Based on the
    Successful Efforts Method of Accounting
      Unproved Properties                           488,859        444,831
      Proved Properties                           4,660,881      4,977,386
                                                  ---------      ---------
                                                  5,149,740      5,422,217
    Less - Valuation Allowance and Accumulated
      Depreciation, Depletion & Amortization      3,270,087      3,580,350
                                                  ---------      ---------
                                                  1,879,653      1,841,867
                                                  ---------      ---------
  Other Property & Equipment, at Cost               323,136        329,431
    Less - Accumulated Depreciation,
      Depletion, & Amortization                     176,460        172,634
                                                  ---------      ---------
                                                    146,676        156,797
                                                  ---------      ---------
                                                  2,026,329      1,998,664
                                                  ---------      ---------
Other Assets                                        267,089        241,881
                                                  ---------      ---------
                                                 $6,200,081     $5,798,086
                                                 ==========     ==========
(continued)
See Accompanying Notes

                        THE RESERVE PETROLEUM COMPANY
                                BALANCE SHEETS

(concluded)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         DECEMBER 31,
                                                     1995           1994
Current Liabilities:
  Accounts Payable                               $   86,229     $   51,676
  Income Taxes Payable                               16,280           ----
  Other Current Liabilities
    Gas Balancing Commitment                         53,401         57,858
    Dividends Payable, Current Portion               10,000         10,000
                                                 ----------     ----------
                                                    165,910        119,534
                                                 ----------     ----------

Dividends Payable (Note 3)                          119,277        115,066
                                                 ----------     ----------

Deferred Income Taxes (Notes 2 &  6)                 54,864        119,329
                                                 ----------     ----------

Commitments & Contingencies (Notes 7 & 9)

Stockholders' Equity (Notes 3 & 4):
  Common Stock                                       92,368         92,368
  Additional Paid-in Capital                         65,000         65,000
  Retained Earnings                               5,854,105      5,430,847
                                                 ----------     ----------
                                                  6,011,473      5,588,215

  Less  - Treasury Stock at Cost (Note 4)           151,443        144,058
                                                 ----------     ----------
                                                  5,860,030      5,444,157
                                                 ----------     ----------
                                                 $6,200,081     $5,798,086
                                                 ==========     ==========


See Accompanying Notes

                        THE RESERVE PETROLEUM COMPANY
                           STATEMENTS OF OPERATIONS



                                                YEAR ENDED DECEMBER 31,
                                                   1995         1994
Operating Revenues:
  Oil & Gas Sales                              $1,070,048   $1,393,648
  Lease Bonuses & Other                           738,870       37,764
                                               ----------   ----------
                                                1,808,918    1,431,412
                                               ----------   ----------
Operating Costs and Expenses:
  Production                                      299,622      319,677
  Exploration and Development                     183,409      114,512
  Depreciation, Depletion, Amortization
     & Valuation Provisions                       369,711      455,496
  General, Administrative and Other               624,355      651,565
                                               ----------   ----------
                                                1,477,097    1,541,250
                                               ----------   ----------

Income (Loss) from Operations                     331,821     (109,838)

Other Income, Net                                 212,963      212,016
                                               ----------   ----------
Income before Income Taxes                        544,784      102,178

(Benefit from) Income Taxes                       (48,253)      (8,591)
                                               ----------   ----------
Net Income                                     $  593,037   $  110,769
                                               ==========   ==========
Per Share Data (Note 2):

   Net Income                                  $     3.50   $      .65
                                               ==========   ==========
   Cash Dividends                              $     1.00   $     1.00
                                               ==========   ==========
Weighted Average Shares Outstanding               169,679      170,149
                                               ==========   ==========



See Accompanying Notes
                                         18

                        THE RESERVE PETROLEUM COMPANY
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE TWO YEARS ENDED DECEMBER 31, 1995



                                            Additional
                                  Common      Paid-in    Retained    Treasury
                                   STOCK      CAPITAL    EARNINGS      STOCK

Balance at January 1, 1994       $ 92,368    $ 65,000   $5,490,295  $(138,703)

  Net Income                         ----        ----      110,769       ----

  Cash Dividends on Common Stock     ----        ----     (170,217)      ----

  Purchase of Treasury Stock         ----        ----         ----     (5,355)
                                 --------    --------   ----------  ---------

Balance at December 31, 1994       92,368      65,000    5,430,847   (144,058)

  Net Income                         ----        ----      593,037       ----

  Cash Dividends on Common Stock     ----        ----     (169,779)      ----

  Purchase of Treasury Stock         ----        ----         ----     (7,385)
                                 --------    --------   ----------  ---------

Blance at December 31, 1995      $ 92,368    $ 65,000   $5,854,105  $(151,443)
                                 ========    ========   ==========  =========






See Accompanying Notes

                        THE RESERVE PETROLEUM COMPANY
                           STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                 YEAR ENDED DECEMBER 31,
                                                    1995         1994
Cash Flows from Operating Activities:
 Cash Received-
   Oil and Gas Sales                             $1,080,929  $1,439,986
   Lease Bonuses and Rentals                        695,708      36,600
   Agricultural Rentals                               5,100       5,104
 Cash Paid-
   Production Costs                                (312,404)   (296,090)
   Exploration and Development Expenses            (172,023)    (93,639)
   General Suppliers, Employees and Taxes,
    Other than Income                              (617,251)   (673,746)
 Interest Received                                  119,197      96,560
 Interest Paid                                      (11,392)     (7,528)
 Dividends Received on Trading
   Securities                                         9,254       5,364
 Purchase of Trading Securities                  (1,159,613)    (90,088)
 Sale of Trading Securities                       1,150,372     146,321
 Income Taxes Paid                                  (13,018)    (12,111)
 Receipts of Refundable Income Taxes                 12,000      33,881
 Receipts from Take or Pay Settlement                  ----     120,271
                                                 ----------  ----------
   Net Cash Provided by Operating
    Activities                                      786,859     710,885
                                                 ----------  ----------

Cash Flows from Investing Activities:
 Sale and maturity of Available
   for Sale Securities                              442,099     830,919
 Purchase of Available for Sale Securities         (675,080)   (657,896)
 Property Dispositions                               31,171      78,011
 Property Additions                                (351,287)   (758,053)
 Cash Distributions from Equity Investments          22,500      15,300
 Cash Payments for Equity Investments               (20,859)    (39,800)
                                                  ---------   ---------
   Net Cash Applied to Investing Activities       $(551,456)  $(531,519)
                                                  ---------   ---------

(Continued)

See Accompanying Notes

(Concluded)
                        THE RESERVE PETROLEUM COMPANY
                           STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                                    YEAR ENDED DECEMBER 31,
                                                       1995          1994
Cash Flows Applied to Financing Activities:
 Dividends Paid to Shareholders                     $(165,568)   $(160,000)
 Purchase of Treasury Stock                            (7,385)      (5,355)
                                                    ---------    ---------
    Total Cash Applied to Financing  Activities      (172,953)    (165,355)
                                                    ---------    ---------
Net Change in Cash and Cash Equivalents                62,450       14,011

Cash and Cash Equivalents at Beginning of Year        112,564       98,553
                                                    ---------    ---------
Cash  and  Cash  Equivalents  at  End of Year       $ 175,014    $ 112,564
                                                    =========    =========
Reconciliation of Net Income to Net
   Cash Provided by Operating Activities:
Net Income                                          $ 593,037    $ 110,769
                                                    ---------    ---------
Net Income Increased (Decreased) by -
   Net Change in -
    Unrealized Holding (Gains) Losses
      on Trading Securities                         $ (25,808)   $  10,769
    Accounts Receivable                                14,215       17,968
    Interest and Dividends Receivable                 (22,579)      (7,432)
    Income Taxes Refundable/Payable                    17,729       21,770
    Prepayments                                          ----       50,022
    Accounts Payable                                    7,077       10,940
    Trading Securities                                    (82)      63,878
   Gain from Equity Investments                       (49,822)      (9,655)
   Gain on Disposition of Property
    & Equipment                                       (33,380)     (10,480)
   Depreciation, Depletion, Amortization
    and Valuation Provisions                          369,711      455,496
   Change in Cash Value of Officers'
    Life Insurance                                    (11,782)     (28,157)
   Change in Deferred Taxes                           (67,000)      (8,591)
   Gas Balancing Liabilities                           (4,457)      33,588
                                                     ---------   ---------
          Total Adjustments                            193,822     600,116

Net Cash Provided by Operating Activities            $ 786,859   $ 710,885
                                                     =========   =========
See Accompanying Notes

                        THE RESERVE PETROLEUM COMPANY
                        NOTES TO FINANCIAL STATEMENTS

Note 1 - NATURE OF OPERATIONS

     The Company is principally engaged in oil and natural gas exploration and development with an area of concentration in Texas and Oklahoma. Other business segments are not a significant factor in the Company's operations.

Note 2 - SUMMARY OF ACCOUNTING POLICIES

    PROPERTY AND EQUIPMENT

    Oil and gas properties are accounted for on the successful efforts method. The acquisition, exploration and development costs of producing properties are capitalized. All costs relating to unsuccessful exploration, geological and geophysical costs, delay rentals and abandoned properties are expensed. Lease costs related to unproved properties are amortized over the life of the lease and are assessed periodically. Any impairment of value is charged to expense.

    Depreciation, depletion and amortization of producing properties is computed on the units-of-production method on a property-by-property basis. The units-of-production method is based primarily on estimates of reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised in the near term.

    Other property and equipment is depreciated on the straight-line, declining-balance or other accelerated methods.

    The following estimated useful lives are used for the different types of property:

          Buildings and improvements  10 to 20 years
          Office furniture & fixtures  5 to 10 years
          Automotive equipment         5 to  8 years

    INVESTMENTS

    The Company accounts for its investments in a partnership and limited liability companies on the equity basis and adjusts the investment balance to agree with its equity in the underlying assets of the entities. See
    Note 7 for additional information.

    Trading Securities are carried at fair value with unrealized gains and losses included in earnings.

    Available for sale securities, which consist primarily of U.S. Government securities, are carried at fair value with unrealized gains and losses
    excluded  from  earnings  and  reported   in   a   separate  component  of
    stockholders' equity, net of tax effects.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on such accounts.

    INCOME TAXES

    Deferred income taxes are provided for significant carryforwards and temporary differences using the liability method.

    NET INCOME PER SHARE

    Net Income per share is calculated  based  on the weighted average of the
    number of shares outstanding during the year.   There  are  no outstanding
    stock options or common stock equivalents..

    CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas and Oklahoma. In 1995 the Company had one purchaser whose purchases were $175,143 or 16.37% of total oil and gas sales. In 1994, a different purchaser made purchases of $202,968, or 14.56% of total oil and gas sales.

    In the fourth quarter of 1995, the Company entered into oil and gas lease agreements relating to certain of its non-producing minerals in Robertson and Leon Counties, Texas. Lease bonuses received from these paid up lease agreements were $690,000, or 38% of operating revenues. The Company does not anticipate the receipt of comparable amounts from lease bonuses in future years.

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996; however, the effect of adoption has not been determined.

Note 3 - DIVIDENDS PAYABLE

    Dividends payable include amounts that belong to stockholders whom the Company has been unable to locate and uncashed dividend checks of other stockholders.

Note 4 - COMMON STOCK

    The following table summarizes the changes in common stock issued and outstanding:

                                                   Shares of
                                    Shares         Treasury         Shares
                                    ISSUED           STOCK       OUTSTANDING

     January 1, 1994, $.50
     par value stock, 400,000
     shares authorized            184,735.28      14,431.55      170,303.73

     Purchase of stock                   ---         306.00         (306.00)
                                  ----------      ---------      ----------

     December 31, 1994, $.50
     par value stock, 400,000
     shares authorized            184,735.28      14,737.55      169,997.73
     Purchase of stock                  ----         422.00         (422.00)
                                  ----------      ---------      ----------

     December 31, 1995, $.50
     par value stock, 400,000
     shares authorized            184,735.28      15,159.55      169,575.73
                                  ==========      =========      ==========


Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES


   At December 31, 1995 and 1994, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial and required no adjustment to stockholders' equity. All available for sale securities mature prior to November 1, 1996. Proceeds from sale of securities prior to maturity totaled $596,841 in 1994, resulting in a gross loss of $3,159 on a specific identification basis.

   As to the trading securities, the change in unrealized holding gains (losses) included in earnings was $25,808 for 1995 and $(10,768) for 1994.

Note 6 - INCOME TAXES

        Components of deferred taxes follow:
                                                     DECEMBER 31,
                                                 1995           1994
     Assets
      Leasehold Costs                        $  210,995     $  104,572
      Gas Balancing Receivable                   52,379         52,379
      Marketable Securities                       2,952            417
      Lease and Well Equipment                      854          1,265
      Charitable Contributions                    2,725         10,415
      Alternative Minimum Tax
        Credits Carry Forward                      ----         66,133
      Capital Loss Carry Forward                  5,821            ---
                                              ---------      ---------
                                                275,726        235,181
      Valuation Allowance                          ----        (66,133)
                                              ---------      ---------
                                                275,726        169,048

     Liabilities
      Intangible Development Costs              327,638        287,960
                                              ---------      ---------
     Net Deferred Tax Liability               $  51,912      $ 118,912
                                              =========      =========
     Valuation Allowance Decrease
       for the Year                           $  66,133      $ 171,782
                                              =========      =========

    The following table summarizes the current and deferred portions of income tax expense.

                                                 YEAR ENDED DECEMBER 31,
                                                   1995          1994
    Current Tax Expense:
      Federal                                 $  18,747      $    ----
      State                                        ----           ----
                                              ---------      ---------
                                                 18,747           ----
    Deferred (Benefit)                          (67,000)        (8,591)
                                              ---------      ---------
    Total (Benefit)                           $ (48,253)     $  (8,591)
                                              =========      =========

   The total (benefit from) income tax expressed as a percentage of income before income tax was (8.86%) in 1995 and (8.41%) in 1994. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 1995 and 1994 to income before income tax as summarized in the following reconciliation:

                                                YEAR ENDED DECEMBER 31,
                                                   1995         1994
   Computed Federal Tax
     Provision                               $    190,674  $   35,762

   Increase (Decrease) in Tax  From:

     Allowable Depletion in Excess of
        Depletion for Financial Statements       (140,852)    (31,067)

     Change in Valuation Allowance                (66,133)       ----

     Non-conventional Fuel Credit                 (11,668)     (7,195)

     Corporate Graduated Tax Rate
        Structure                                  (7,282)     (6,759)

        Loss from Marketable
        Equity Securities                           -----       3,769

     Dividend Received Deduction                   (2,342)     (1,662)

     Change in Prior Year Estimates               (15,445)       ----

     Other                                          4,795      (1,439)
                                                ---------   ---------
     (Benefit from) Income Tax                  $ (48,253)  $  (8,591)
                                                =========   =========

     Effective Tax Rate                             (8.86)%     (8.41)%
                                                =========   =========

Note 7 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES

    The Company has a 33%  interest  in  Broadway  Sixty-Eight,  Ltd.,  an
    Oklahoma  limited  partnership  (the  Partnership).   The  Partnership had
    assets in excess of liabilities of $438,787 and $446,913 at December 31, 1995 and 1994, respectively, and its net losses for the periods then ended were $8,126 and $31,510.

    The Partnership was organized for the purpose of owning and operating an office building which was constructed in Oklahoma City, Oklahoma, at a total cost for the land and building of approximately $2,300,000. Although the Company invested as a limited partner, along with the other limited partners, it has signed an indemnity agreement to reimburse the general partner for any losses suffered from operating the Partnership.

     The office building is financed by a mortgage loan with a balance of $938,542 at December 31, 1995. The loan matures in 2002 with interest at New York prime rate capped at 8 1/2% until December 1998. The loan is collateralized by a first mortgage on the land and building, and the assignment of leases and rents.

    The  Company  leases  its  corporate  office  from the Partnership.   The
    operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense was $ 26,015 and $27,319, for the years ended December 31, 1995 and 1994, respectively.

    The Company has a 9% interest in the Coffee Creek Golf Course Limited Liability Company (LLC), an Oklahoma limited liability company. The LLC has developed and is operating a golf course on real property it acquired in Oklahoma. The LLC is also developing adjacent real property for residential construction. At December 31, 1995, the Company's net equity in the LLC totaled $254,535, ($235,890 at December 31, 1994).

    In December, 1992 the Company invested $90,000 for a 10% interest in OKC Industrial Properties, L.C., an Oklahoma limited liability company, which was formed to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. At December 31, 1995, the Company's net equity in the limited liability company was $76,232, compared to $75,878 at December 31, 1994.

Note 8 -COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
       EXPLORATION, AND DEVELOPMENT ACTIVITIES

    All  of  the  Company's oil and gas operations are within the Continental
    United States.   In  connection  with  its  oil  and  gas  operations, the
    following costs were incurred:

                                                YEAR ENDED DECEMBER 31,
                                                    1995         1994
     Acquisition of Properties
        Unproved                                $  253,031   $   97,970

        Proved                                       -----      149,601


    Exploration Costs                              324,238      299,668

    Development Costs                               29,811       67,421



Note 9 -LEGAL PROCEEDINGS

    In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. The Company claims title through deeds recorded in 1932; the defendants claim title under a deed dated nine years prior to the Company's deeds but not recorded until seven years after the Company's deeds were recorded. Approximately $850,000 of proceeds from oil and gas sales were held in suspense by the unit operator at March 1996, and have not been recorded as revenue by the Company. The Company has expended $428,000 in drilling, completion and operating costs for these wells of which $233,750 was included in the Company's net investment in oil and gas properties at December 31, 1995. If the Company is successful in quieting title to its mineral interests in this litigation and recovers the suspended oil and gas proceeds, management believes the outcome will have a material favorable effect on the Company and its financial condition. If the Company is unsuccessful in this litigation, management believes that such outcome will not have a material adverse effect on the Company's financial condition. The case is set for trial April 1, 1996.

Note 10 - FINANCIAL INSTRUMENTS

    The following table includes various estimated fair value information as of December 31, 1995 as required by Statement of Financial Accounting Standards No.107, "Disclosures about Fair Value of Financial Instruments"
    (SFAS 107).   Such  information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements

    All of the Company's financial instruments are held for purposes other than trading, except for trading securities.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    1.CASH AND CASH EQUIVALENTS

    The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

    2.AVAILABLE FOR SALE SECURITIES

    The estimated fair values are based upon quoted market prices.

    3.TRADING SECURITIES

    The estimated fair values are based upon quoted market prices.

    4.DIVIDENDS PAYABLE

    The carrying amount   approximates  fair value due to the demand nature of
    these obligations.

    The carrying amounts and estimated fair values of the Company's financial instruments are as follows:



                                         Carrying     Estimated
                                          AMOUNT      FAIR VALUE
   Financial Assets
    Cash and Cash Equivalents          $  175,014   $   175,014
    Available for Sale Securities       2,689,546     2,689,546
    Trading Securities                    372,705       372,705
   Financial Liabilities
    Dividends Payable                    (129,277)     (129,277)

                 UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                                                    SUPPLEMENTAL SCHEDULE 1


                       THE RESERVE PETROLEUM COMPANY
              WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                (Unaudited)

                                                  YEARS ENDED DECEMBER 31,
                                                     1995         1994
Oil & Natural Gas
   Liquids (Bbls)

   Proved Developed and
    Undeveloped Reserves
     Beginning of Year                              76,819       78,920
     Revisions of Previous Estimates               (12,911)      (9,157)

     Extensions and Discoveries                     29,166        7,177

     Purchase of Minerals in Place                    ----       15,429

     Production                                    (14,360)     (15,550)
                                                ----------   ----------
     End of Year                                    78,714       76,819
                                                ==========   ==========

   Proved Developed Reserves
     Beginning of Year                              76,819       78,920

     End of Year                                    78,714       76,819

Gas (MCF)

   Proved Developed and Undeveloped
     Reserves Beginning of Year                  1,537,949    1,618,464

     Revisions of Previous Estimates                 3,602       55,947

     Extensions and Discoveries                     52,256      119,269

     Production                                   (221,823)    (255,731)
                                                ----------    ---------
     End of Year                                 1,371,984    1,537,949
                                                 =========    =========

   Proved Developed Reserves
    Beginning of Year                            1,537,949    1,618,464

    End of Year                                  1,371,984    1,537,949

(continued)

 See notes on next page

                                                    SUPPLEMENTAL SCHEDULE 1





                       THE RESERVE PETROLEUM COMPANY
              WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                (Unaudited)


(Concluded)


Notes 1. Estimates of royalty interests reserves have not been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 14,940 Bbls of oil and 147,716 MCF of gas for the year ended December 31, 1995, and 15,517
         Bbls  of  oil  and 135,903 MCF of gas for the  year  ended
         December 31, 1994.

      2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 1995 and 1994. All reserves are located within the United States.

      3. The Company emphasizes that the reserve volumes shown are estimates which by their nature are subject to revision in the near term. The estimates have been made by utilizing all available geological and reservoir data, as well as actual production performance data. These estimates are reviewed annually and are revised upward or downward, as warranted by additional performance data.

                                                    SUPPLEMENTAL SCHEDULE 2




                       THE RESERVE PETROLEUM COMPANY
         STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                   RELATING TO PROVED WORKING INTERESTS
                           OIL AND GAS RESERVES
                                (Unaudited)



                                                    AT DECEMBER 31,
                                                   1995         1994

Future Cash Inflows                             $3,640,464   $4,010,900

Future Production and
   Development Costs                            (1,447,683)  (1,597,992)

Future Income Tax Expense                         (553,158)    (621,958)
                                                ----------   ----------
Future Net Cash Flows                            1,639,623    1,790,950

   10% Annual Discount for
   Estimated Timing of Cash Flows                 (442,519)    (573,409)
                                                ----------   ----------

Standardized Measure of Discounted
   Future Net Cash Flows                        $1,197,104   $1,217,541
                                                ==========   ==========

   Estimates of future net cash flows from the Company's proved working interest oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, are based on prices in effect at year end, with no escalation, except for fixed and determinable amounts attributable to gas under provisions of the Natural Gas Policy Act (NGPA). The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

                                                    SUPPLEMENTAL SCHEDULE 3





                       THE RESERVE PETROLEUM COMPANY
           CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
      NET CASH FLOW FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                (Unaudited)



                                                YEAR ENDED DECEMBER 31,
                                                   1995         1994
Standardized Measure,
    Beginning of Year                           $1,217,541   $1,441,907

   Sales and Transfers, Net of
    Production Costs                              (279,677)    (587,828)

   Net Change in Sales and Transfer
    Prices, Net of Production Costs               (188,640)    (156,167)

   Extensions, Discoveries and Improved
    Recoveries, Net of Future Production
    and Development Costs                          296,452      102,811

   Purchase of Reserves in Place                      ----      112,783

   Sale of Reserves in Place                          ----      (27,902)

   Revisions of Quantity Estimates                 (30,277)      95,246

   Accretion of Discount                           177,702      197,521

   Net Change in Income Taxes                       19,126      110,372

   Changes in Production Rates
    (Timing) and Other                             (15,123)     (71,202)
                                                ----------   ----------
Standardized Measure,
   End of Year                                  $1,197,104   $1,217,541
                                                ==========   ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable


                                 PART III


Items 9, 10, 11, and 12 are incorporated by reference to the Company's proxy statement to be mailed to security holders on or about April 8, 1996 in connection with its annual stockholders' meeting to be held on May 7, 1996.

Item 13.Exhibits and Reports on Form 8-K.

 (a)  Exhibits

    The following documents are exhibits to this Form 10-K. Each document marked by an asterisk is hereby incorporated herein by reference to the same document previously filed with the Securities and Exchange Commission.

Exhibit                                      S.E.C.        Exhibit
REFERENCE       DESCRIPTION              REPORT (DATE)      NUMBER       PAGE

  3.1      *Restated Certificate of
            Incorporation dated
            November 1, 1988             10-K (12/88)        3.1          39

  3.2      *By-Laws
            dated November 1, 1988       10-K(12/88)         3.2          50

 27        Financial Data Schedule       10KSB(12/95)

(b).  Reports on Form 8-K.

      Reports on Form 8-K have been filed with the Securities and Exchange Commission during the last quarter of the period covered by this report as follows.

       Item                      Report            Financial
      REPORTED                   DATE           STATEMENT FILED
      5.  Other Events       October 28, 1995           No

      5.  Other Events       December 29, 1995          No

                               SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE RESERVE PETROLEUM COMPANY
                                        (Registrant)



                                   MASON W. MCLAIN
                              By:  Mason W. McLain, President
                              (Principal Executive Officer)




                                   JERRY L. CROW
                              By:  Jerry L. Crow, 2nd Vice President
                              (Principal Financial and Accounting Officer)


Date:  March 25, 1996




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



MASON W. MCLAIN                    JERRY L. CROW
Mason W. McLain (Director)         Jerry L. Crow (Director)
March 25, 1996                     March 25, 1996



ROBERT L. SAVAGE                   MYRA D. RALSTON
Robert L. Savage (Director)        Myra D. Ralston (Director)
March 25, 1996                     March 25, 1996