Form 10QSB
period 1996-03-31
RESERVE PETROLEUM CO
filed 1996-05-14
CIK 83350

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB



(Mark One)

  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1996

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

                                 (405) 848-7551
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                          ---     ---

As of May 10, 1996, 169,344.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes      No  X
                                                              ---     ---

                                     PART 1
                             FINANCIAL INFORMATION

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS

                                                                          March 31,            December 31,
                                                                             1996                  1995
                                                                      ----------------        --------------
Current Assets:
    Cash and Cash Equivalents                                         $        576,066        $      175,014
    Available for Sale Securities                                            2,313,355             2,689,546
    Trading Securities                                                         379,255               372,705
    Receivables                                                                308,986               154,012
    Prepayments  & Deferred Income Taxes                                         6,734                 8,577
                                                                      ----------------        --------------
                                                                             3,584,396             3,399,854
                                                                      ----------------        --------------
Investments
    Partnership and Limited
       Liability Companies                                                     488,286               495,379
    Other                                                                       16,230                11,430
                                                                      ----------------        --------------
                                                                               504,516               506,809
                                                                      ----------------        --------------
Property, Land & Equipment
    Oil and Gas Properties, at Cost Based on the
      Successful Efforts Methods of Accounting
         Unproved Properties                                                   500,178               488,859
         Proved Properties                                                   4,730,190             4,660,881
                                                                      ----------------        --------------
                                                                             5,230,368             5,149,740
         Less - Valuation Allowance and
               Accumulated Depreciation,
               Depletion and Amortization                                    3,656,866             3,270,087
                                                                      ----------------        --------------
                                                                             1,573,502             1,879,653
                                                                      ----------------        --------------
         Other Property & Equipment, at Cost                                   323,136               323,136
               Less - Accumulated Depreciation,
                Depletion & Amortization                                       178,960               176,460
                                                                      ----------------        --------------
                                                                               144,176               146,676
                                                                      ----------------        --------------
                                                                             1,717,678             2,026,329
                                                                      ----------------        --------------
Other Assets                                                                   383,541               267,089
                                                                      ----------------        --------------
                                                                      $      6,190,131        $    6,200,081
                                                                      ================        ==============

(Continued)

See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)


(Concluded)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31,             December 31,
                                                                             1996                   1995
                                                                      ----------------       -----------------
Current Liabilities;
    Accounts Payable                                                  $        87,989         $        86,229
    Income Taxes Payable                                                       73,828                  16,280
    Other Current Liabilities
      Gas Balancing Commitments                                                53,401                  53,401
      Dividends Payable, Current Portion                                       10,000                  10,000

                                                                      ---------------         ---------------
                                                                              225,218                 165,910
                                                                      ---------------         ---------------
Dividends Payable                                                             118,102                 119,277
                                                                      ---------------         ---------------

Deferred  Income Taxes                                                           ----                  54,864
                                                                      ---------------         ---------------

Commitments & Contingencies: (Note 2)

Stockholders' Equity
    Common Stock                                                               92,368                  92,368
    Additional Paid-in Capital                                                 65,000                  65,000
    Retained Earnings                                                       5,844,788               5,854,105
                                                                      ---------------         ---------------
                                                                            6,002,156               6,011,473
    Less:  Treasury Stock, at Cost                                            155,345                 151,443
                                                                      ---------------         ---------------
                                                                            5,846,811               5,860,030
                                                                      ---------------         ---------------
                                                                      $     6,190,131         $     6,200,081
                                                                      ===============         ===============


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                      ----------------------------------------
                                                                            1996                     1995
                                                                      ----------------         --------------
Operating Revenues:
    Oil and Gas Sales                                                 $       629,920          $      252,362
    Lease Bonuses and Other                                                        80                  18,000
                                                                      ---------------          --------------
                                                                              630,000                 270,362
                                                                      ---------------          --------------
Operating Costs and Expenses:
    Production                                                                 92,531                  69,080
    Exploration and Development                                                50,701                  21,128
    Depreciation, Depletion, Amortization
         and Valuation Provisions                                             389,279                  54,602
    General, Administrative and Other                                         215,190                 153,251
                                                                      ---------------          --------------
                                                                              747,701                 298,061
                                                                      ---------------          --------------
(Loss) from Operations                                                       (117,701)                (27,699)
Other Income, Net                                                              21,442                  44,115
                                                                      ---------------          --------------
Income (Loss) Before Income Taxes                                             (96,259)                 16,416
Provision for (Benefit From)
    Income Taxes                                                              (86,942)                  2,789
                                                                      ---------------          --------------
Net Income (Loss)                                                     $        (9,317)         $       13,627
                                                                      ===============          ==============
Per Share Data
    Net Income (Loss) -                                               $          (.06)         $          .08
                                                                      ===============          ==============

    Weighted Average Shares
         Outstanding                                                          169,455                 169,847
                                                                      ===============          ==============

See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOW
                Increase (Decrease) in Cash and Cash Equivalents


                                                                               Three Months Ended
                                                                                    March 31,
                                                                      --------------------------------------
                                                                            1996                  1995
                                                                      ---------------         --------------
Net Cash Provided by Operating Activities                             $       135,705         $       16,172
                                                                      ---------------         --------------
Cash Flows from Investing Activities:
    Sale and Maturity of Available
      for Sale Securities                                                     376,191                200,617
    Purchase of Available for Sale Securities                                    ----               (130,392)
    Property Dispositions                                                      13,417                 10,057
    Property Additions                                                       (127,882)              (106,434)
    Cash Distributions from Equity Investments                                 13,500                  -----
    Cash Payments for Equity Investments                                       (4,800)                 -----
                                                                      ---------------         --------------
    Net Cash Provided by
       (Applied to) Investing Activities                                      270,426                (26,152)
                                                                      ---------------         --------------
Cash Flows from Financing Activities:
    Decrease in Dividends Payable                                              (1,176)                (2,244)
    Purchase of Treasury Stock                                                 (3,903)                (3,360)
                                                                      ---------------         --------------
    Cash Applied to Financing Activities                                       (5,079)                (5,604)
                                                                      ---------------         --------------
Net Change in Cash and Cash Equivalents                                       401,052                (15,584)
Cash and Cash Equivalents,
    Beginning Period                                                          175,014                112,564
                                                                      ---------------         --------------
Cash and Cash Equivalents,
    End of Period                                                     $       576,066         $       96,980
                                                                      ===============         ==============
Supplemental Disclosures of
    Cash Flow Information,
      Cash Paid During the Periods for:
           Interest                                                   $         3,750         $        3,752
           Income Taxes                                               $         8,000         $        4,000




See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)


Note 1 - ADJUSTMENTS

         In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented.

Note 2 - MATERIAL CONTINGENCY

         In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. The Company claims title through deeds recorded in 1932; the defendants claim title under a deed nine years prior to the Company's deeds, but not recorded until seven years after the Company's deeds were recorded. Approximately $850,000 of proceeds from oil and gas sales were held in suspense by the unit operator at March 31, 1996, and have not been recorded as revenue by the Company. The Company has expended $430,000 in drilling, completion and operating costs for these wells, of which $230,000 was included in the Company's net investment in oil and gas properties at March 31, 1996. If the Company is successful in quieting title to its mineral interests in this litigation and recovers the suspended oil and gas proceeds, management believes the outcome will have a material favorable effect on the Company and its financial condition. If the Company is unsuccessful in this litigation, management believes that such outcome will not have a material adverse effect on the Company's financial condition. The case is set for trial in early August, 1996.

Note 3 - CHANGE IN ACCOUNTING PRINCIPAL

         In March 1955, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statements 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995.

         As a result of this change in accounting principal, certain oil and gas producing properties are deemed to be impaired because the assets are not expected to recover their entire carrying value through future cash flows. An impairment loss totaling $297,000 has been included in the Statement of Operations for the quarter ending March 31, 1996, in the Depreciation, Depletion, Amortization and Valuation Provisions.

                         THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1996

         This discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1995, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.       Liquidity and Capital Resources

         The Company's net working capital at March 31, 1996, was $3,359,178 an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1995, would not be representative of the Company's current position.

2. Material Changes in Results of Operations Quarter Ended March 31, 1994, Compared with Quarter Ended March 31, 1995

         Operating Revenues. Oil and gas sales increased $377,558 (150%) to $629,920. Crude oil sales increased $85,057 (78%) to $193,229 and natural gas sales increased $296,710 (218%) to $432,705. Plant products and miscellaneous sales declined $4,209 to $3,986.

         The volume of crude oil sales increased 4,126 barrels (Bbls) to 10,977 resulting in favorable volume variance of $65,150. Approximately $55,000 of additional revenue resulting from increased volume was from the initial flush production from newly producing royalty interests. Future revenue from these royalty interests is expected to decline significantly. The average price per Bbl received for crude oil sales increased $1.81 to $17.60 per Bbl resulting in a favorable price variance of $19,907. The increase in crude oil price was the result of industry market forces.

         The volume of natural gas sales increased 169,942 thousand cubic feet (MCF) to 254,048 MCF resulting in a favorable volume variance of $275,306. For the most part, the increase in volume was the result of initial receipts from the #1 Brounkowski, a Robertson County, Texas royalty interest well, which contributed $226,000 to first quarter revenues. Natural gas sales also increased $21,404 as a result of a $.08 per MCF increase in the average price received to $1.70 per MCF.

         Operating Costs and Expenses. Production costs increased $23,451 (34%) to $92,531. For the most part, the increase was the result of costs for reworking an injection well. Exploration and development expense increased $29,573 because of geological and geophysical expenses related to the Company's exploration program. Depreciation, depletion, amortization and valuation provisions increased $334,677 to $389,279, mostly as the result of the change in accounting principal as discussed in Note 3 to the Condensed Financial Statements. General, administrative and other expense was $215,190 in the current quarter as compared to $153,251 in 1995. Additional legal fees of $51,000 related to the quiet title action discussed in Note 2 to the Condensed Financial Statements was the most significant reason for the increase.

         Other Income, Net. This line item fell $22,673 (51%) to $22,673. The most significant items contributing to the decline were interest income, $3,543; equity investments, $4,132; asset sales, $9,532; and trading securities, $4,391.

         Provision for (Benefit from) Income Taxes. The Company had a calculated benefit from income taxes in the first quarter of 1996, as the net increase in deferred tax assets of $152,490 exceeded current tax expense of $65,548 by $86,942. Significant factors contributing to the overall benefit were the impairment loss discussed in Note 3 to the Condensed Financial Statements and the utilization of statutory depletion deductions.

                                    PART II

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit 27.  Financial Data Schedule.

     (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                      THE RESERVE PETROLEUM COMPANY
                                      -----------------------------
                                      (Registrant)





Date: May 10, 1996                    MASON McLAIN
     -------------                    ------------------------------------------
                                      Mason McLain,
                                      President




Date: May 10, 1996                    JERRY L. CROW
     -------------                    ------------------------------------------
                                      Jerry L. Crow
                                      Principal Financial and Accounting Officer

                               INDEX TO EXHIBITS


Exhibit
Number                                     Description
- ------                                     -----------
 27                                        Financial Data Schedule