Form 10QSB
period 1996-06-30
RESERVE PETROLEUM CO
filed 1996-08-14
CIK 83350

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB

 (Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the quarterly period June 30, 1996

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                          Commission file number 0-8157

                         THE RESERVE PETROLEUM COMPANY
       (Exact name of small business issuer as specified in its charter)

Delaware                                                           73-0237060
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                           identification number)

        6801 N. Broadway, Suite 300, Oklahoma City,  Oklahoma 73116-9092
                    (Address of principal executive offices)

                                 (405)848-7551
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES     X     NO ________


As of August 10, 1996, 169,290.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format   (check one)   Yes       No  X
                                                                  -----   -----

                                     PART I

                             FINANCIAL INFORMATION

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)
                                    ASSETS

                                                                            June 30,            December 31,
                                                                              1996                  1995
                                                                      -----------------        -------------
Current Assets:
    Cash and Cash Equivalents                                         $         440,731        $     175,014
    Available for Sale Securities                                             2,731,919            2,689,546
    Trading Securities                                                          391,229              372,705
    Receivables                                                                 250,446              154,012
    Prepayments  & Deferred Income Taxes                                          1,875                8,577
                                                                      -----------------        -------------
                                                                              3,816,200            3,399,854
                                                                      -----------------        -------------
Investments
    Partnership and Limited
       Liability Companies                                                      490,014              495,379
    Other                                                                        16,230               11,430
                                                                      -----------------        -------------
                                                                                506,244              506,809
                                                                      -----------------        -------------
Property, Land & Equipment
    Oil and Gas Properties, at Cost Based on the
      Successful Efforts Methods of Accounting
         Unproved Properties                                                    504,477              488,859
         Proved Properties                                                    4,629,389            4,660,881
                                                                      -----------------        -------------
                                                                              5,133,866            5,149,740
         Less - Valuation Allowance and
               Accumulated Depreciation,
               Depletion and Amortization                                     3,409,485            3,270,087
                                                                      -----------------        -------------
                                                                              1,724,381            1,879,653
                                                                      -----------------        -------------
         Other Property & Equipment, at Cost                                    323,136              323,136
               Less - Accumulated Depreciation,
                Depletion & Amortization                                        179,698              176,460
                                                                      -----------------        -------------
                                                                                143,438              146,676
                                                                      -----------------        -------------
                                                                              1,867,819            2,026,329
                                                                      -----------------        -------------
Other Assets                                                                    262,145              267,089
                                                                      -----------------        -------------
                                                                      $       6,452,408        $   6,200,081
                                                                      =================        =============

(Continued)
See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)


(Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          June 30,             December 31,
                                                                            1996                    1995
                                                                      ---------------          --------------
Current Liabilities;
    Accounts Payable                                                  $        37,572          $       86,229
    Income Taxes Payable                                                       48,279                  16,280
    Other Current Liabilities
      Gas Balancing Commitments                                                53,401                  53,401
      Dividends Payable, Current Portion                                       10,000                  10,000
      Deferred Income Taxes                                                     7,948                     ---
                                                                      ---------------          --------------
                                                                              157,200                 165,910
                                                                      ---------------          --------------
Dividends Payable                                                             130,439                 119,277
                                                                      ---------------          --------------

Deferred  Income Taxes                                                         50,392                  54,864
                                                                      ---------------          --------------

Commitments & Contingencies (Note 2):

Stockholders' Equity
    Common Stock                                                               92,368                  92,368
    Additional Paid-in Capital                                                 65,000                  65,000
    Retained Earnings                                                       6,113,439               5,854,105
                                                                      ---------------          --------------
                                                                            6,270,807               6,011,473
    Less:  Treasury Stock, at Cost                                            156,430                 151,443
                                                                      ---------------          --------------
                                                                            6,114,377               5,860,030
                                                                      ---------------          --------------
                                                                      $     6,452,408          $    6,200,081
                                                                      ===============          ==============

See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                              ------------------------------     ----------------------------------
                                                 1996               1995              1996                1995
                                              -----------     --------------     ---------------     ---------------
Operating Revenues:
   Oil & Gas Sales                            $   880,948     $      281,110     $     1,510,868     $       533,472
   Lease Bonuses & Rentals                            640              1,291                 720               1,291
   Prospect Sales                                  26,899             19,695              26,899              37,695
                                              -----------     --------------     ---------------     ---------------
                                                  908,487            302,096           1,538,487             572,458
                                              -----------     --------------     ---------------     ---------------
Operating Costs & Expense:
   Production Costs                               143,298             79,252             235,829             148,331
   Exploration & Development Costs                 52,636              1,315             103,337              22,443
   Depreciation, Depletion, Amortization
     & Valuation Provisions                        82,463             58,867             471,743             113,469
   General Administrative &
     Other Expenses                               160,686            131,928             375,876             285,180
                                              -----------     --------------     ---------------     ---------------
                                                  439,083            271,362           1,186,785             569,423
                                              -----------     --------------     ---------------     ---------------
Income  from Operations                           469,404             30,734             351,702               3,035
Other Income, Net                                 142,120             57,743             163,563             101,859
                                              -----------     --------------     ---------------     ---------------
Income  Before Income Taxes                       611,524             88,477             515,265             104,894

Provision For Income Taxes                        173,370             25,213              86,428              28,002
                                              -----------     --------------     ---------------     ---------------
Net Income                                    $   438,154     $       63,264     $       428,837     $        76,892
                                              ===========     ==============     ===============     ===============
Per Share Data:
   Net Income                                 $      2.59     $          .37     $          2.53     $           .45
                                              ===========     ==============     ===============     ===============
   Cash Dividends                             $      1.00     $         1.00     $          1.00     $          1.00
                                              ===========     ==============     ===============     ===============
Weighted Average Shares Outstanding               169,327            169,699             169,393             169,773
                                              ===========     ==============     ===============     ===============

See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                         ---------------------------------
                                                                            1996                   1995
                                                                         -----------            ----------
Net Cash Provided by Operating Activities                                $   680,248            $   97,517

Cash Flows from Investing Activities:
     Sale and Maturity of Available
           for Sale Securities                                               788,456               258,310
     Purchase of Available for Sale Securities                              (830,829)                 ----
     Property Dispositions                                                   166,049                16,081
     Property Additions                                                     (391,578)             (213,923)
     Cash Distributions from Equity Investments                               21,500                  ----
     Cash Payments for Equity Investments                                     (4,800)               (6,250)
                                                                         -----------            ----------
     Net Cash (Applied to) Provided by
           Investing Activities                                             (251,202)               54,218
                                                                         -----------            ----------

Cash Flows from Financing Activities:
     Payments of Dividends                                                  (158,341)             (160,425)
     Purchase of Treasury Stock                                               (4,987)               (6,737)
                                                                         -----------            ----------
Net Cash Applied to Financing Activities                                    (163,328)             (167,162)
                                                                         -----------            ----------
Net Change in Cash and Cash Equivalents                                      265,718               (15,427)

Cash and Cash Equivalents, Beginning of Period                               175,013               112,564
                                                                         -----------            ----------
Cash and Cash Equivalents, End of Period                                 $   440,731            $   97,137
                                                                         ===========            ==========
Supplemental Disclosures of Cash Flow
     Information:
     Cash Paid During the Periods For:
           Interest                                                      $     3,750            $    3,752
           Income Taxes                                                  $    48,000            $    8,000

See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


Note 1 - ADJUSTMENTS

         In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented.

Note 2 - MATERIAL CONTINGENCY

         In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. The trial was held starting August 5, 1996, and on August 8, 1996, the jury returned a verdict for the Company. Approximately $850,000 of proceeds from oil and gas sales are held in suspense by the unit operator. These proceeds will be recorded as revenue by the Company when released by the Unit Operator. It is not known if the defendants will appeal or when the proceeds will be released.

Note 3 - CHANGE IN ACCOUNTING PRINCIPAL

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statements 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995.

         As a result of this change in accounting principal, certain oil and gas producing properties are deemed to be impaired because the assets are not expected to recover their entire carrying value through future cash flows. An impairment loss totaling $297,000 was included in the Statement of Operations for the quarter ended March 31, 1996, in the Depreciation, Depletion, Amortization and Valuation Provisions.

                         THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 June 30, 1996


This discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1995, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.    Liquidity and Capital Resources

      The Company's net working capital at June 30, 1996, was $3,659,000 an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1995, would not be representative of the Company's current position.

2. Material Changes in Results of Operations Six Months Ended June 30, 1996, Compared with Six Months Ended June 30, 1995,

      Operating Revenues.   Oil and gas sales increased $977,396 (183%) to
      $1,510,868.  Other operating revenues were comparatively insignificant.

      Crude oil sales increased $218,924 (91%) to $460,788. The volume of crude oil sales increased 9,887 barrels (Bbls) to 24,866 resulting in a favorable volume variance of $159,677, and the price of crude oil increased $2.38 per Bbl to $18.53 resulting in a favorable price variance of $59,247. For the most part, the increase in volume of crude oil sales was the result of royalty production from the Austin Chalk area of Texas. Production from these horizontally drilled properties was first received in the first quarter of 1996. Most Austin Chalk production declines very rapidly; therefore, it is anticipated that revenues from these properties will decline significantly in the last half of 1996. The increase in crude oil price was the result of industry market forces.

      Natural gas sales increased $758,872 (262%) to $1,048,201. The volume of natural gas sales increased 355,128 thousand cubic feet (MCF) to 545,147 MCF resulting in a favorable volume variance of $828,623. For the most part, the increase in volume was the result of initial receipts from the #1 Brounkowski, a Robertson County, Texas royalty interest well, which contributed $562,100 to revenues. Also, production from the Austin Chalk royalties discussed above contributed to the positive volume variance. Natural gas sales increased $219,578 as a result of a $.40 per MCF increase in the average price received to $1.92 per MCF. The price increase resulted from market forces.

      Operating Costs and Expenses.   Production costs increased $87,498 (59%)
      mostly as the result of production tax and transportation cost related to new royalty interest production. Exploration and development costs increased $80,894 because of additional geological and geophysical expense related to the Company's exploration program. Depreciation, depletion, amortization and valuation provisions increased $358,274 to $471,743 as a result of a change in accounting principal as discussed in
      Note 3 to the Condensed Financial Statements as well as a $63,528 increase in depletion and depreciation of oil and gas producing properties. General, administrative and other expenses increased $90,696 (32%) to $375,876 as the result of additional legal fees of $71,673 mostly related to the quiet title action discussed in Note 2 to Condensed Financial Statements, as well as $16,987 additional employee costs.

      Other Income, Net. The most significant factor contributing to the $61,704 (61%) increase was a $59,000 gain on the sale of some older, marginal producing oil and gas properties.

      Provision for Income Taxes. The estimated annualized income tax rate was 16.8% for six months ended June 30, 1996 as compared to 26.7% for the six months ended June 30, 1995. For the most part, the decreased rate resulted because computed taxable income in 1996 allowed the utilization of statutory depletion, whereas a computed taxable loss in 1995 did not.


3. Material Changes in Results of Operations Quarter Ended June 30, 1996, Compared with Quarter Ended June 30, 1995.


      There were no material changes between the quarters which were not discussed in item 2, above, for the six months.

                                   PART II

                              OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders' was held on Tuesday, May 7, 1996. A brief description of each matter voted on at the meeting is given in the paragraphs below.

         The registrant's board of directors was re-elected in its entirety. A summary of voting by individual directors follows:

                                                                 RESULTS OF VOTE
                                           ------------------------------------------------------------
                                                  BY PROXY                             IN PERSON
                                           ------------------------          --------------------------
                                                         WITHHELD                           WITHHELD
                                            FOR          AUTHORITY             FOR          AUTHORITY
                                           ------      ------------          ------       -------------
         MASON McLAIN                      40,375           338               47,600           ---
         R.T. McLAIN                       40,601           112               47,600           ---
         M.D. RALSTON                      40,627            86               47,600           ---
         LOYD TERRY                        40,627            86               47,600           ---
         ROBERT SAVAGE                     40,692            21               47,600           ---
         MARVIN E. HARRIS                  40,572           141               47,600           ---
         JERRY L. CROW                     40,607           106               47,600           ---

         The stockholders approved all actions of the directors since the stockholders' annual meeting on Tuesday May 2, 1995. The stockholders cast 88,313 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

          Item 6.      Exhibits and Reports on Form 8K.
                   (a) Exhibit 27. Financial Data Schedule.
                   (b) Reports on Form 8-K have been filed with the Securities and Exchange Commission during the Six Months Ended June 30, 1996 as follows:

                 Item Reported    Report Date      Financial Statement Filed
                 -------------    -----------      -------------------------
                 5. Other Events  May 1, 1996                 No


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE RESERVE PETROLEUM COMPANY
                                      ------------------------------------------
                                      (Registrant)


        Date: August 12, 1996         /s/ MASON MCLAIN
                                      ------------------------------------------
                                      Mason McLain, President


        Date: August 12, 1996         /s/ JERRY L. CROW
                                      ------------------------------------------
                                      Jerry L. Crow
                                      Principal Financial and Accounting Officer

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.                      Description
- -------                    -----------

  27                       Financial Data Schedule