Form 10QSB
period 1996-09-30
RESERVE PETROLEUM CO
filed 1996-11-13
CIK 83350

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB




(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period September 30, 1996

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

As of November 11, 1996, 168,884.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes     No X
                                                             ---    ---

                                     PART I

                             FINANCIAL INFORMATION

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS

                                                       September 30,  December 31,
                                                           1996           1995
                                                       ------------   ------------
Current Assets:
    Cash and Cash Equivalents                          $    327,527   $    175,014
    Available for Sale Securities                         2,985,720      2,689,546
    Trading Securities                                      418,102        372,705
    Receivables                                             272,989        154,012
    Prepayments  & Deferred Income Taxes                       --            8,577
                                                       ------------   ------------
                                                          4,004,338      3,399,854
                                                       ------------   ------------
Investments:
    Partnership and Limited
       Liability Companies                                  486,322        495,379
    Other                                                    16,230         11,430
                                                       ------------   ------------
                                                            502,552        506,809
                                                       ------------   ------------
Property, Land & Equipment:
    Oil and Gas Properties, at Cost Based on the
      Successful Efforts Methods of Accounting
         Unproved Properties                                484,352        488,859
         Proved Properties                                4,517,125      4,660,881
                                                       ------------   ------------
                                                          5,001,477      5,149,740
      Less - Valuation Allowances and
         Accumulated Depreciation,
         Depletion and Amortization                       3,254,707      3,270,087
                                                       ------------   ------------
                                                          1,746,770      1,879,653
                                                       ------------   ------------
    Other Property & Equipment, at Cost                     322,398        323,136
         Less - Accumulated Depreciation,
          Depletion & Amortization                          171,519        176,460
                                                       ------------   ------------
                                                            150,879        146,676
                                                       ------------   ------------
                                                          1,897,649      2,026,329
                                                       ------------   ------------
Other Assets                                                352,674        267,089
                                                       ------------   ------------
                                                       $  6,757,213   $  6,200,081
                                                       ============   ============

(Continued)
See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)


(Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30,  December 31,
                                               1996           1995
                                           ------------   ------------
Current Liabilities:
    Accounts Payable                       $     65,906   $     86,229
    Income Taxes Payable                        181,311         16,280
    Other Current Liabilities
      Gas Balancing Commitments                  53,401         53,401
      Dividends Payable, Current Portion         10,000         10,000
      Deferred Income Taxes                      15,413           --
                                           ------------   ------------
                                                326,031        165,910
                                           ------------   ------------
Dividends Payable                               127,162        119,277
                                           ------------   ------------

Deferred  Income Taxes                             --           54,864
                                           ------------   ------------

Commitments & Contingencies (Note 2):

Stockholders' Equity:
    Common Stock                                 92,368         92,368
    Additional Paid-in Capital                   65,000         65,000
    Retained Earnings                         6,303,362      5,854,105
                                           ------------   ------------
                                              6,460,730      6,011,473
    Less:  Treasury Stock, at Cost              156,710        151,443
                                           ------------   ------------
                                              6,304,020      5,860,030
                                           ------------   ------------
                                           $  6,757,213   $  6,200,081
                                           ============   ============


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                          -------------------------    -------------------------
                                              1996          1995           1996          1995
                                          -----------   -----------    -----------   -----------
Operating Revenues:
  Oil & Gas Sales                         $   614,337   $   264,583    $ 2,125,205   $   798,055
  Lease Bonuses & Rentals                       6,907           813          7,627         2,105
  Oil & Gas Prospects, Net                     22,747         5,467         49,646        43,161
                                          -----------   -----------    -----------   -----------
                                              643,991       270,863      2,182,478       843,321
                                          -----------   -----------    -----------   -----------
Operating Costs & Expenses:
  Production                                   80,796        83,113        316,625       231,444
  Exploration & Development                   161,587        27,997        264,924        50,440
  Depreciation, Depletion, Amortization
     and Valuation Provisions                  49,840        94,346        521,583       207,815
  General, Administrative and
         Other                                198,791       106,687        574,667       391,867
                                          -----------   -----------    -----------   -----------
                                              491,014       312,143      1,677,799       881,566
                                          -----------   -----------    -----------   -----------
  Income (Loss) From Operations               152,977       (41,280)       504,679       (38,245)
  Other Income, Net                            63,702        55,589        227,265       157,448
                                          -----------   -----------    -----------   -----------
  Income Before Income Taxes                  216,679        14,309        731,944       119,203
  Provision For  (Benefit from)
      Income Taxes                             26,756       (11,822)       113,184        16,180
                                          -----------   -----------    -----------   -----------
  Net Income                              $   189,923   $    26,131    $   618,760   $   103,023
                                          ===========   ===========    ===========   ===========
  Per Share Data:
   Net Income                             $      1.12   $       .15    $      3.65   $       .61
   Cash Dividends                         $      --     $      --      $      1.00   $      1.00
                                          ===========   ===========    ===========   ===========
  Weighted Average Shares
    Outstanding                               169,287       169,599        169,358       169,714
                                          ===========   ===========    ===========   ===========


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents



                                                           Nine Months Ended
                                                             September 30,
                                                     ----------------------------
                                                         1996            1995
                                                     ------------    ------------
Net Cash Provided by
   Operating Activities                              $    865,455    $    228,189
                                                     ------------    ------------
Cash Flows from Investing Activities:
   Available for Sale Securities -
      Sales                                             1,182,283         315,309
      Purchases                                        (1,478,457)           --
   Cash Distributions from Equity Investments              41,750            --
   Cash Payments for Equity Investments                    (4,800)        (11,250)
   Property Dispositions                                  179,058          29,397
   Property Additions                                    (465,889)       (335,296)
                                                     ------------    ------------
Net Cash Applied to Investing Activities                 (546,055)         (1,840)
                                                     ------------    ------------
Cash Flows from Financing Activities:
   Payment of Dividends                                  (161,618)       (165,579)
   Purchase of Treasury Stock                              (5,268)         (7,385)
                                                     ------------    ------------
Net Cash Applied to Financing Activities                 (166,886)       (172,964)
                                                     ------------    ------------
Net Change in Cash and
   Cash Equivalents                                       152,514          53,385
Cash and Cash Equivalents,
   Beginning of Period                                    175,013         112,564
                                                     ------------    ------------
Cash and Cash Equivalents,
   End of Period                                     $    327,527    $    165,949
                                                     ============    ============
Supplemental Disclosures of
   Cash Flow Information:
      Cash Paid during the Periods For:
         Interest                                    $      3,750    $     11,252
         Income Taxes                                $     68,469    $     12,974



See Accompanying Notes

                           RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)




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

                         THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1996
                                  (Unaudited)


       The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1995, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.     Liquidity and Capital Resources.

       The Company's net working capital at September 30, 1996, was $3,678,307, an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1995, would not be representative of the Company's current position.

 2. Material Changes in Results of Operations Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995.

       Operating Revenues. Oil and gas sales increased $1,327,150, (166%) to $2,125,205. Other operating revenues are comparatively insignificant.

       Crude oil sales increased $282,593 (77%) to $650,043 as a result of an increase in both volume sold and average unit price. The volume sold increased 11,361 barrels (Bbls) to 33,952 Bbls in 1996 resulting in a favorable volume variance of $184,616. Properties which first produced in 1996 contributed 16,068 Bbls to current year volume. The new production includes 10,464 Bbls produced from rapidly declining royalty interests in the Austin Chalk area of Texas. The production from properties which first produced in 1996 was offset 4,707 Bbls by the normal decline in older properties, including the sale or abandonment of properties which had reached their economic limit. The average unit price received for crude oil sales increased $2.90 per Bbl to $19.15 resulting in a favorable price variance of $97,977. The increase in crude oil price was the result of favorable industry market forces.

       Natural gas sales increased $1,043,806 (249%) to $1,462,605, The volume of natural gas sales increased 467,737 thousand cubic feet (MCF) to 747,278 MCF resulting in a favorable volume variance of $701,604. For the most part, the increase in volume was the result of initial receipts from the #1 Brounkowski, a Robertson County, Texas, royalty interest well which contributed $756,364 to revenues. Also, production from the Austin Chalk royalties discussed above contributed to the positive volume variance. As with crude oil sales, the volume variance was negatively affected by the normal decline of production from older properties as well as the sale or abandonment of some properties. Natural gas sales increased $342,202 as a result of $.46 per MCF increase in the average price received to $1.96 per MCF. The price increase resulted from favorable market forces.

       Operating Costs and Expenses.   Production costs increased $85,181 (37%)
       to $316,625 mostly as the result of production tax and transportation cost related to new royalty interest production. Exploration and development costs increased $214,484 (475%) because of $85,988 (241%) additional geological and geophysical expenses related to the development of seismic data for exploratory prospects, as well as an increase in the costs of unsuccessful exploratory drilling of $128,496 to $143,329. Depreciation, depletion, amortization and valuation provisions increased $313,768 which, for the most part, was the result of a change in accounting principal as discussed in Note 3 to the Condensed Financial Statements. General, administrative and other expenses increased $182,800 (47%) as the result of additional legal fees of $150,543 mostly related to the quiet title action discussed in Note 2 to the Condensed Financial Statements, as well as additional employee costs of approximately $27,000.

       Other Income Net.   The $69,817 (44%) increase includes various
       components. The most significant items include a net gain from the sale of assets of $35,895; an increase in interest income from available for sale securities of $12,824; increased estimated income from equity investments of $14,345; and additional realized and unrealized income from trading securities of $7,546.

       Provisions for Income Taxes.   In 1995, the Company had a calculated
       provision for income taxes as a result of  a net increase in deferred
       tax liabilities of $16,180.   The net increase in taxable temporary
       differences plus permanent differences more than offset financial net income. In 1996, a net increase in deferred tax assets of $120,316 was more than offset by Federal income tax payable of $233,500 resulting in a provision for income tax of $113,184.

3. Material Changes in Results of Operations Quarter Ended September 30, 1996, Compared with Quarter Ended September 30, 1995.

       Production costs decreased $1,317, or 3% between the quarters as compared to a 37% increase for the nine months. The above resulted because an increase of $20,250 in production taxes and transportation costs between the quarters was offset by a $22,567 decline in lease operating expense. The lease operating expense decline was mostly the result of sale or retirement of marginal producing working interest properties.

       Depreciation, depletion, amortization and valuation provisions declined $44,506 (47%) between the quarters because of a $26,849 decrease in the provision for impairment of non-producing leaseholds as well as a $14,617 (17%) decline in depreciation and depletion of producing oil and gas properties.

       Other than the disclosures in the above paragraphs, there were no material changes between the quarters which were not discussed in Item 2, above, for the nine months.

                                    PART II


                               OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

       (a)    Exhibit 27.  Financial Data Schedule

       (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended September 30, 1996



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE RESERVE PETROLEUM COMPANY
                                        -----------------------------
                                        (Registrant)



Date: November 11, 1996                 MASON MCLAIN
     ------------------                 ----------------------------------------
                                        Mason McLain
                                        President




Date: November 11, 1996                 JERRY L. CROW
     ------------------                 ----------------------------------------
                                        Jerry L. Crow
                                        Principal Financial and
                                        Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
