Form 10KSB40
period 1996-12-31
RESERVE PETROLEUM CO
filed 1997-03-28
CIK 83350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended December 31, 1996 were $2,901,308. As of March 5, 1997, there were 168,451 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates as determined by averaging the highest and lowest bid as of March 5, 1997 was $3,536,466. (No sales or asked prices have been reported in the last 60 days)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 9, 10, 11 and 12 required by Part III, are incorporated herein by reference to the Company's proxy statement to be mailed to security holders on or about April 7, 1997, in connection with its annual stockholders' meeting to be held on May 6, 1997. Transitional Small Business Disclosure Format (check
one) Yes     No X
        ---    ---

See Exhibit Index on Page 37.

                               TABLE OF CONTENTS



                                                                                       Page
                                                                                       ----
       Forward Looking Statements ...................................................    3
PART I
       Item 1.  Description of Business .............................................    4
       Item 2.  Description of Properties ...........................................    7
       Item 3.  Legal Proceedings ...................................................    9
       Item 4.  Submission of Matters to a Vote of Security Holders .................    9

PART II
       Item 5.  Market for Common Equity and Related Stockholder Matters ............   10
       Item 6.  Management's Discussion and Analysis ................................   11
       Item 7.  Financial Statements ................................................   16
       Item 8.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure ................................................   37

PART III
       Item 9.  Directors, Executive Officers, Promoters and Control Persons
                Compliance with Section 16(a) of the Exchange Act ...................   37
       Item 10. Executive Compensation ..............................................   37
       Item 11. Security Ownership of Certain Beneficial Owners and Management ......   37
       Item 12. Certain Relationships and Related Transactions ......................   37
       Item 13. Exhibits and Reports on Form 8-K ....................................   37

Forward Looking Statements.

In addition to historical information, from time to time the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

     The Company's future operating results will depend upon management's ability to employ and retain quality employees, forecast revenues and control expenses. Any decline in operating revenues without corresponding reduction in operating expenses could have a material adverse effect on the Company's business, results of operations and financial condition.

     Estimates of future revenues from oil and gas sales are derived from a combination of factors which are subject to significant fluctuation over any given period of time. Reserve estimates by their nature are subject to revision in the short-term. The evaluating engineers consider all available production performance data, reservoir data and geological data, as well as make estimates of production costs, sale prices and the time period the property can be produced at a profit. A change in any of the above factors can significantly change the timing and amount of net revenues from a property.

     The Company has no significant long-term sales contacts for either oil or gas. For the most part, the price the Company receives for its product is based upon the spot market price which in the past has experienced significant fluctuations. Management anticipates such price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant error.

     Exploration and development costs have been the most significant component of the Company's capital expenditures and are expected to remain so, at least in the near term. Under the successful efforts method of accounting for oil and gas properties which the Company uses, these costs are capitalized if the prospect is successful, or charged to operating costs and expenses if unsuccessful. Estimating the amount of such future costs which may relate to successful or unsuccessful prospects is extremely imprecise, at best.

     The provisions for depreciation, depletion and amortization of oil and gas properties constitute a particularly sensitive accounting estimate. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method; however, when a lease-hold is impaired or condemned, an appropriate adjustment to the provision is made at that time. Forward looking estimates of such adjustments are very imprecise. The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment. Depletion and depreciation of oil and gas properties are computed using the units-of-production method. A significant unanticipated change in volume of production or estimated reserves would result in a material unforecast change in the estimated depletion and depreciation provisions.

     In prior years, income from available for sale securities and trading securities have made material contributions to net income. Available for sale securities and trading securities are used to reserve funds until needed in the Company's capital investing and financing activities. When those funds are utilized, net income will be materially reduced. Management may not have adequate lead time before the funds are required to include the utilization in any forward looking statements.

The Reserve Petroleum Company undertakes no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 1997 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

Item 1.  Description of Business.

The Reserve Petroleum Company (the "Company") is engaged principally in the exploration for and the development of oil and natural gas properties. Other business segments are not significant factors in the Company's operations. The Company is a corporation, organized under the laws of the State of Delaware in 1931.

Oil and Natural Gas Properties.

For a summary of certain data relating to the Company's oil and gas properties including production, undeveloped acreage, producing and dry wells drilled and recent activity see Item 2, "Properties". For a discussion and analysis of current and prior years' revenue and related costs of oil and gas operations, and a discussion of liquidity and capital resource requirements, see Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Mineral Property Management. The Company owns non-producing mineral interests in approximately 272,517 gross acres equivalent to 94,180 net acres. These mineral interests are located in nine states with 57,434 net acres in the states of Oklahoma and Texas, the area of concentration for the Company in its present development programs.

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. In 1996 $2,059,079 (73%) of oil and gas sales were from owned mineral properties as compared to $490,581 (46%) in 1995. For additional information regarding the increase in royalty interests production, see Item 6, subheading, "Operating Revenues". As a result of its mineral ownership, in 1996 the Company had royalty interests in 16 gross ( .56 net) wells which were drilled and completed as producing wells.

Development Program. The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with the joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 1996, the Company participated in the drilling of development wells of which 3 gross (.31 net) wells were completed as gas producers and 2 gross (.16 net) wells were non-productive.

Exploration Program. The Company's exploration program is normally conducted by purchasing interests in prospects developed by independent third parties, participating in third party exploration of Company owned non-producing minerals, developing its own exploratory prospects or a combination of the above.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. Three dimensional seismic technology is employed in the development of most prospects.

The Company had fractional interests in eighteen exploratory prospects in 1996, seventeen of which are in Oklahoma and one in Texas. Nine of the prospects were tested in 1996, and the remaining nine are in various stages of development. Of the nine prospects on which test wells were drilled in 1996:

     A prospect in which the Company has a 22.5% working interest was in process at year end, 1995, and subsequently completed in a secondary zone as an oil producer. At least one development well is planned for 1997.

     Two exploratory wells were drilled on a prospect in which the Company had a 15% working interest. One was non-commercial, the other was completed as a stripper oil well.

     The prospect is currently being evaluated for drilling of an exploratory well in an upthrown block.

     An exploratory well was completed as an oil producer on a prospect in which the Company has an 18% working interest. Although the producing formation will not require additional drilling, other structures will be drilled in relation to overlapping prospects.

     A gas producer was completed upon re-entering and deepening a previously drilled well. Three development wells were drilled, two of which were gas producers and the other non-commercial. Another exploratory test is scheduled for 1997. The Company has a 15% working interest in the prospect.

     Two prospects in which the Company has a 15% working interest, and one prospect in which it has a 36% working interest, each had one test drilled, plugged and abandoned. One prospect with a 15% working interest is currently under evaluation, and up to four additional tests are being considered. The other two prospects have been condemned.

     A Texas prospect in which the Company has a 6% net working interest had a test well in process at year end. At March 12, 1997, the well was awaiting participant approval for completion.

Current plans include testing up to six additional prospects in 1997.

Customers. In 1996, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. One customer purchased $970,972 or 34%, and the other $392,246, or 14% of total oil and gas sales.

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

Regulation. The Company's operations are affected in varying degrees by political develop- ments and Federal and state laws and regulations. Although released from Federal price controls, interstate sales of natural gas are subject to regulation by the Federal Energy Regulatory Commission (FERC). Oil and gas operations are affected by environmental laws and other laws relating to the petroleum industry and both are affected by constantly changing administrative regulations. Rates of production of oil and gas have for many years been subject to a variety of conservation laws and regulations, and the petroleum industry is frequently affected by changes in the Federal tax laws.

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

Other Business.

The Company has net equity (unaudited) of $131,439 in its 33% limited partner's interest in an Oklahoma limited partnership which was formed in 1978 principally to invest in Oklahoma City real estate. The partnership has constructed an office building in Oklahoma City at a total cost of approximately $2,300,000 for the land and building. The Company has its office in the building under a lease with the partnership. At December 31, 1996, the partnership had assets in excess of liabilities of $398,297 and had a net income of $4,510 for the year then ended (unaudited).

The Company has net equity (unaudited) of $224,748 ($103,650 cost basis) at December 31, 1996, in its 9% interest in an Oklahoma limited liability company
(LLC) which developed and is operating a golf course in the Oklahoma City metropolitan area. Through an affiliated partnership, the LLC is developing real estate surrounding the golf course. The LLC had assets in excess of liabilities of $2,685,037 at December 31, 1996, and net income of $294,039 (unaudited).

The Company has a net equity (unaudited) of $75,032 ($47,500 cost basis) at December 31, 1996 in its 10% interest in an Oklahoma limited liability company which was formed in December 1992 to purchase and hold certain Oklahoma City metropolitan area real estate as an investment.

Reference is made to Note 7 of the accompanying financial statements for more information about the partnership and limited liability companies.

Employees.

At December 31, 1996, the Company had eight employees, including officers. All the Company's employees devoted a portion of their time to duties with affiliated companies and received compensation directly from those companies during 1996.

Item 2. Description of Properties.

The Company's principal properties are oil and natural gas properties as described below.

Oil and Natural Gas Operations.

Oil and Gas Reserves. Reference is made to the unaudited supplemental financial information beginning on Page 32 for working interest reserve quantity information.

Since January 1, 1996, the Company has filed no reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its annual 1995 report on Form 10-KSB and Federal income tax return for the year ended December 31, 1995. Those reserve estimates were identical.

Production. The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 1996, 1995 and 1994. Equivalent MCF was developed using approximate relative energy content.

               Royalties                      Working Interests
       -----------------------   ------------------------------------------
              Sales Price             Sales Price
       -----------------------   ----------------------- Average Production
           Oil          Gas         Oil          Gas         Cost per
         Per Bbl      Per MCF     Per Bbl      Per MCF    Equivalent MCF
       ----------   ----------   ----------   ----------  -----------------
1996    $ 19.76      $  1.90       $ 20.85      $ 1.99         $  .77

1995    $ 16.35      $  1.67       $ 17.01      $ 1.42         $  .91

1994    $ 14.15      $  2.00       $ 15.52      $ 2.42         $  .84

At December 31, 1996, the Company had working interests in 67 gross (6.6 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 52 gross (3.5 net) wells producing primarily oil. These interests were in 17,821 gross (1,601 net) producing acres. These wells include 44 gross (.32 net) wells associated with secondary recovery projects.

Twenty-three percent, or 9,992 barrels of the Company's oil production during 1996 was derived from royalty interests in mature West Texas water-floods.

Undeveloped Acreage. The Company's undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company's gross and net acres in each:

                                            Acreage
                                     --------------------
                                      Gross         Net
                                     -------       ------
Non-producing Mineral Interests      272,517       94,180
Undeveloped Leaseholds                16,898        2,553

Net Productive and Dry Wells Drilled. The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 1994 and there-after, as to net productive and dry exploratory wells drilled and net productive and dry develop- ment wells drilled.

                  Number of Net Working Interest Wells Drilled
                ------------------------------------------------
                       Exploratory                Development
                ---------------------      ---------------------
                Productive        Dry      Productive        Dry
                ----------        ---      ----------        ---
1996               .88            .83         .31            .16
1995               .45            .24         -0-            -0-
1994               .15            .34         .02            -0-

Recent Activities. At December 31, 1996, the Company had a 6% working interest in a South Texas exploratory well which was drilling. At March 12, 1997 the well was awaiting participant approval for completion.

Item 3. Legal Proceedings.

In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. Following a jury trial held in August, 1996, a judgment was entered for the Company. Certain defendants have perfected the right to appeal by posting a cost bond. Approximately $850,000 of proceeds from oil and gas sales are held in suspense by the unit operator. These proceeds will be recorded as revenue by the Company when released by the Unit Operator. The Company does not know when the appellate proceeding will be completed.

Item 4. Submission of matters to a vote of Security Holders.

     Not Applicable.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's stock is traded over the counter in the United States. The following high and low bid information is based on quotes obtained from the National Association of Security Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes and the National Quotation Bureau's pink sheets. Quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                         Quarterly Ranges
                      ---------------------
   Quarter Ending     High Bid      Low Bid
   --------------     --------      -------
      03/31/95         23           22
      06/30/95         23 1/8       22
      09/30/95         24 1/8       19 1/2
      12/31/95         24 3/8       19 1/2
      03/31/96         26           24 3/8
      06/30/96         27 1/2       26
      09/30/96         31 1/4       27 1/2
      12/31/96         31 1/2       31 1/4

There was limited public trading in the Company's common stock in 1996 and 1995. In 1996, there were 13 brokered trades appearing in the Company's transfer ledger, and in 1995, there were eight.

At March 5, 1997, the Company had approximately 1,431 record holders of its common stock. The Company paid dividends on its common stock in the amount of $1.00 per share in the second quarter of 1996 and 1995. Unless there is an unforeseen change in market conditions or the Company's financial condition, management intends to recommend to the board of directors that the annual dividend remain at $1.00 per share in 1997.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

Liquidity and Capital Resources.

As indicated in the Balance Sheets, net working capital increased $549,270 (17%) to $3,783,214 in 1996 from $3,233,944 in 1995. The working capital ratio was 15 to 1 in 1996 as compared to 20 to 1 in 1995. For the most part, the increase in net working capital was the result of positive net cash flows from operations, less cash applied to oil and gas exploration and development costs and payment of cash dividends on common stock, plus a net increase in year end accruals.

Operating Activities. As indicated in the statements of cash flows, net cash flows provided by operating activities, exclusive of cash paid for oil and gas exploration costs charged to operations, were $1,557,058, a $598,176 (62%) increase from 1995. The most significant factor contributing to the increase was additional cash flows from oil and gas sales of $1,565,359 as offset by a decrease in lease bonuses and rentals of $688,081. For further discussion of oil and gas sales and lease bonuses and rentals, see "Results of Operations-Operating Revenues", below.

Investing Activities. Net cash applied to investing activities was $762,858, a $211,402 (38%) increase from 1995. Net cash applied to available for sale securities of $252,458 and property additions of $589,200 was offset $78,800 by net cash received from equity investments.

Available for sale securities are primarily US Treasury Bills or Notes used to store cash flows which are not needed immediately. For the most part, these cash flows are from operating activities. When current cash requirements are greater than operating cash flows, the additional required cash will be drawn from available for sale securities. Substantially all of the $252,458 net increase in available for sale securities in 1996 was cash flows from operations not applied to property additions or financing activities.

Property additions are directly related to the Company's oil and gas exploration and development drilling activity. Expenditures for unsuccessful exploratory and development drilling as well as geological and geophysical costs are included in operating activities. Cash applied to property additions in 1996 included $781,067 classified as investing activities and $403,558 classified as operating activities for a total of $1,184,625. This compares to a total of $523,310 in 1995.

Financing Activities. Net cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. Such applied cash flows amounted to $180,520 in 1996, a $7,567 (4%) increase from 1995.

Forward-looking Summary. The Company's current estimates indicate cash flow from operations, exclusive of exploration and development costs charged to operations will approximate $1,480,000 or about $77,000 (5%) less than comparable actual cash flows from 1996. Also, current estimates indicate cash required for capital expenditures, inclusive of exploration and development costs charged to operations will approximate $1,340,000, and cash to be applied to financing activities should approximate actual 1996 cash applied of $180,500. Therefore, operating cash flows, along with existing available for sale securities should supply the funds necessary to meet 1997 cash requirements.

It should be noted, the Company's exploration drilling activity is conducted for the purpose of locating oil and gas reserves which can be developed to produce additional revenues. Should there be a significant discovery, capital requirements could be far more than the Company has available. Also, management is constantly alert for investment opportunities both within and outside the petroleum industry which meet its risk criteria and will improve return on stockholders' equity. Should such circumstances occur, the Company may require external sources of financing.

Results of Operations.

In 1996, the Company's net income increased $198,341 (33 %) to $791,378 ($4.68 per share). A $1,092,390 (60%) growth in operating revenue was partially offset by a $780,403 (53%) increase in operating cost and expenses resulting in a $311,987 (94%) increase in operating income to $643,808. Other income, net was up $68,441 (32%) and the provision for income tax increased $182,087. Material changes in the Statements of Operations line items will be discussed below.

Operating Revenues. Oil and gas sales accounted for 98% of operating revenues in 1996 as compared to 59% in 1995. Historically, oil and gas sales have accounted for in excess of 90% of annual operating revenues. This trend was interrupted in 1995 by the one time receipt of lease bonuses of $690,000 from non-producing East Texas minerals.

Oil and gas sales in 1996 were $2,838,091, an amount which was $1,768,043 (165%) greater than in 1995. The following table presents a price and volume analysis of oil and gas sales for the years ended December 31, 1996 and 1995. The table does not include an analysis of revenues from miscellaneous oil and gas products which totaled $18,008 in 1996 and $19,411 in 1995.

                                   Variance
                                ---------------
Production            1996      Price    Volume   1995
----------           ------     -----    ------  -----
Oil -

Bbls (000 omitted)       44                15       29
$(000 omitted)       $  885      150      247      488
Unit Price           $20.08     3.40             16.68

Gas -

MCF (000 omitted)     1,005               635      370
$(000 omitted)       $1,935      402      971      562
Unit Price           $ 1.92      .40              1.52

Revenues from oil sales increased $396,208 (81%) to $884,849 in 1996. The volume of oil sales advanced 14,775 barrels (Bbls) to 44,075 Bbls, an increase of 50%. The additional volumes contributed $246,352 to oil revenues. The positive volume variance was the result of an increase in royalty interests production of 16,287 Bbls to 31,227 Bbls, as offset by a decline in working interest production of 1,512 Bbls to 12,848 Bbls. Royalty production increased 17,023 Bbls as the result of new production which first came on line in 1996 as offset by the normal decline of older production. Approximately 16,500 Bbls ($315,000) of new royalty interests production was from the Austin Chalk area of Texas, which is noted for its rapidly declining production.

The drop in working interests production was the result of a normal decline in older producing properties of 4,536 Bbls as offset by 3,024 Bbls of new production which came on line in 1996.

The average price received for oil production advanced to $20.08 per Bbl in 1996, an increase of $3.40 per Bbl from 1995 and resulted in a $149,856 positive price variance. The price increase was the result of favorable market conditions over which the Company has no control.

Revenues from natural gas sales increased $1,373,239 (244%) to $1,935,234 in 1996. Natural gas volume increased 635,872 thousand cubic feet (MCF) to 1,005,411 MCF resulting in a positive volume variance of $971,075. Of the 635,872 MCF volume increase, the #1 Brounkowski, a Robertson County, Texas, royalty interest which came on line in the fourth quarter of 1995, produced 531,558 MCF, and added $953,888 to revenues. This production was 34% of the Company's total oil and gas sales in 1996. Natural gas production from older producing properties declined 17,896 MCF as the result of normal decline and because of the sale or abandonment of properties which had reached their economic limit.

The average price received for natural gas production increased $.40 per MCF to $1.92 resulting in a positive price variance of $402,164. The Company sells most of its gas on the spot market or has contracts which are based on the spot market. Sales made under fixed price contracts with terms longer than one year are insignificant.

     Operating Costs and Expenses. Each line item in this category had significant increases from 1995. In summary, the increases resulted for the most part from additional costs of oil and gas sales, more exploration activity, an impairment loss resulting from a change in an accounting principle and legal fees related to a quiet title action.

     Production Costs. The $88,128 (29%) increase was, for the most part, the result of an increase in gross production tax of $70,183 (110%) and transportation expense of $67,882 (1300%) as offset by a decrease in lease operating expenses of $44,896 (19%). The gross production tax is based on a percentage of gross revenues and varies as the related oil and gas revenues increase or decrease; however, a significant amount of the additional 1996 Texas royalty production qualified for state incentives that reduced or eliminated the tax resulting in a smaller overall increase. The additional transportation expense was almost totally related to the #1 Brounkowski discussed above under the sub-heading "Operating Revenues". The decline in lease operating expense resulted to a significant degree from the sale or retirement of several high cost producing properties in late 1995 and early 1996.

     Exploration and Development Expense Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory and development drilling. The costs of successful exploratory and development drilling are capitalized. Total costs of exploration and development, inclusive of geological and geophysical costs, were $836,390 in 1996 and $354,049 in 1995. Cost charged to operations were $387,137 in 1996 and $183,409 in 1995, inclusive of geological and geophysical expense of $157,146 in 1996 and $112,075 in 1995.

     Depreciation, Depletion, Amortization and Valuation Provisions. Major components are the provision for impairment of non-producing leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment was $113,858 in 1996 and $94,747 in 1995.

As discussed in Note 11, to the accompanying financial statements, a change in an accounting principle first effective for the Company in 1996, requires the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. An initial review was performed in the first quarter of 1996, and a second review was done as of year end 1996, resulting in the recognition of an impairment loss totaling $382,862 for 1996.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas or a change in the rate of production. The provisions for depletion and depreciation totaled $221,788 in 1996, a $43,130 (16%) decrease from 1995. The 1996 amount was net of a $63,365 reduction because of the reduced basis of long-lived assets on which an impairment loss was recognized, as discussed above.

     General, Administrative and Other Expenses (G&A). G&A increased $135,370 (22%) to $759,725 in 1996. Numerous variances between the periods occurred in the detail of expenses included in G&A; however, the most significant overall increase was in legal fees which increased $114,697 to $187,188. Most of the legal fee increase was in connection with the quiet title litigation discussed in Item 3, "Legal Proceedings". Legal fees relating to the quiet title action were $172,021 in 1996 and $69,880 in 1995.

Other Income, Net. This line item consists of interest and other investment income as offset by investment losses and various other non-operating income and expense. Other income, net had an overall increase of $68,441 (32%) to $281,404 in 1996. A net gain on sale of assets of $73,951, an increase of $54,696 from 1995, was the most significant increase. For the most part the gain was from the sale of marginal producing properties. Also of significance was a $19,869 (14%) increase in interest income and $15,905 (61%) increase in gain from securities trading and related dividend income. A 49% decrease in income from equity investments reduced the above by $24,334.

Provisions for (Benefit from) Income Taxes. In 1996, the Company had a calculated provision for income taxes of $133,824 for an effective tax rate of 14.47%. A deferred tax benefit of $125,627 exceeded current tax expense of $259,461 by $133,824. In 1995, the calculated benefit from income taxes resulted because the net decrease in deferred tax liabilities of $67,000 exceeded the current tax expense of $18,747 by $48,253. See Note 6, to the accompanying financial statements for an analysis of the various components of income taxes for both 1996 and 1995.

Forward-looking Summary. Management's current estimates for 1997 indicate net income of approximately $583,000, a $208,000 (26%) decrease from 1996.

Oil and gas sales are estimated at $2,400,000 a $438,000 (15%) decline from 1996 actual.

     Working interest production volumes are projected at the volumes estimated in the January 1, 1997 engineer's reserve report. Average price is assumed to approximate 1996 actual average price for total working interests sales of $900,000.

     Royalty interests sales are estimated at 1996 actual sales of $2,060,000 reduced by $560,000 to allow for expected production declines in the #1 Brounkowski and the Austin Chalk area of Texas. As a royalty interest owner in the #1 Brounkowski, the Company has limited access to information required for its engineers to calculate the wells estimated potential reserves and flow rate. Based upon preliminary raw pressure data received from the operator, return to the Company's royalty interest over the remaining life of the well should approximate 975,000 MCF or $1,950,000 assuming an average price of $2 per MCF. Revenues though 1996 were $954,000. Flow rates have varied over the first year of production and management does not know the operator's projected rate of production. Also, the #1 Brounkowski's rate of production is regulated by the state authorities, as is all production. The Austin Chalk area of Texas is noted for its rapidly declining production. The information required to compute meaningful royalty interests reserve estimates is not available to the Company; however, management's experience in the area has been that about 40% of total reserves are recovered through the first year, another 20% is recovered in the second year and economic limit is reached in about 5 years. No estimate has been made of the new production which may come on line in 1997 as a result of the Company's Mineral Property Management, exploration and development activities.

     Lease bonuses and other revenues are estimated at $25,000 for 1997.

Operating costs and expenses are projected at $1,937,000, a $320,000 (14%) decrease from 1996 actual costs.

     Production costs are estimated at $383,000, approximately 1996 actual costs, because an expected decline in production taxes should be offset by an increase in lease operating expense as a result of new working interest production which came on line in the last quarter of 1996.

     Exploration and development costs are estimated at $367,000; however, currently planned exploration and development activity is estimated to cost $1,068,000. It is possible that almost none or all of the $1,068,000 could be charged to operations depending upon the results of drilling and management's evaluation of the prospects.

     Depreciation, depletion and amortization are projected at $500,000, a $223,000 decline from 1996, because it is estimated that any additional provision for impairment of long-lived assets will be significantly less than the $383,000 initially recorded in 1996.

     General, administrative and other expense are estimated at $690,000, a $70,000 (9%) decrease from 1996, because an expected increase in salaries and allocated expenses should be less than the decline in legal fees related to the quiet title action discussed above.

Other income, net, is projected at $250,000, a $31,000 decline from 1996 actual, because a limited amount of asset sales are currently planned for 1997.

The provision for income taxes should approximate $130,000, assuming no change in deferred income taxes and full utilization of permanent differences between financial and taxable income.

Item 7. Financial Statements.


     Index to Financial Statements.

                                                                              Page
                                                                              ----
     Report of Independent Certified Public Accountants - Grant Thornton LLP   17

     Balance Sheets - December 31, 1996 and 1995                               18

     Statements of Operations - Years Ended December 31, 1996 and 1995         20

     Statement of Stockholders' Equity - December 31, 1996 and 1995            21

     Statements of Cash Flow - Years Ended December 31, 1996 and 1995          22

     Notes to Financial Statements                                             24

     Unaudited Supplemental Financial Information                              32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, the Company changed its method of accounting for impairment of long-lived assets.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
March  15, 1997

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
Current Assets:
     Cash and Cash Equivalents (Note 2)                 $  385,136   $  175,014
     Available for Sale Securities  (Notes 2 & 5)        2,942,004    2,689,546
     Trading Securities (Notes 2 & 5)                      414,751      372,705
     Receivables                                           309,147      154,012
     Prepayments & Deferred Income Taxes                     5,625        8,577
                                                        ----------   ----------
                                                         4,056,663    3,399,854
                                                        ----------   ----------
Investments:
    Partnership and Limited
      Liability Companies (Note 2)                         448,908      495,379
    Other                                                   16,230       11,430
                                                        ----------   ----------
                                                           465,138      506,809
                                                        ----------   ----------
Property, Plant & Equipment (Notes 2 & 11):
    Oil & Gas Properties, at Cost Based on the
       Successful Efforts Method of Accounting
           Unproved Properties                             543,454      488,859
           Proved Properties                             4,704,113    4,660,881
                                                        ----------   ----------
                                                         5,247,567    5,149,740
       Less - Valuation Allowance and Accumulated
           Depreciation, Depletion & Amortization        3,399,478    3,270,087
                                                        ----------   ----------
                                                         1,848,089    1,879,653
                                                        ----------   ----------
     Other Property & Equipment, at Cost                   322,398      323,136
       Less - Accumulated Depreciation & Amortization      173,190      176,460
                                                        ----------   ----------
                                                           149,208      146,676
                                                        ----------   ----------
                                                         1,997,297    2,026,329
                                                        ----------   ----------
Other Assets                                               344,518      267,089
                                                        ----------   ----------
                                                        $6,863,616   $6,200,081
                                                        ==========   ==========

(continued)
See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

(concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 31,
                                            -----------------------
                                               1996         1995
                                            ----------   ----------
Current Liabilities:
    Accounts Payable                        $   25,342   $   86,229
    Income Taxes Payable                       187,272       16,280
    Other Current Liabilities
       Gas Balancing Commitment                 49,333       53,401
        Other                                   11,502       10,000
                                            ----------   ----------
                                               273,449      165,910
                                            ----------   ----------

Dividends Payable (Note 3)                     128,474      119,277
                                            ----------   ----------
Deferred Income Taxes (Notes 2 & 6)                 --       54,864
                                            ----------   ----------

Commitments & Contingencies (Notes 7 & 9)

Stockholders' Equity (Notes 3 & 4)
    Common Stock                                92,368       92,368
    Additional Paid-in Capital                  65,000       65,000
    Retained Earnings                        6,475,980    5,854,105
                                            ----------   ----------
                                             6,633,348    6,011,473

    Less  - Treasury Stock at Cost             171,655      151,443
                                            ----------   ----------
                                             6,461,693    5,860,030
                                            ----------   ----------
                                            $6,863,616   $6,200,081
                                            ==========   ==========


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS


                                               Year Ended December 31,
                                             -------------------------
                                                 1996         1995
                                             -----------   -----------
Operating Revenues:
    Oil & Gas Sales                          $ 2,838,091   $ 1,070,048
    Lease Bonuses & Other                         63,217       738,870
                                             -----------   -----------
                                               2,901,308     1,808,918
                                             -----------   -----------
Operating Costs and Expenses:
     Production                                  387,750       299,622
     Exploration and Development                 387,137       183,409
     Depreciation, Depletion, Amortization
         & Valuation Provisions                  722,888       369,711
     General, Administrative and Other           759,725       624,355
                                             -----------   -----------
                                               2,257,500     1,477,097
                                             -----------   -----------
Income  from Operations                          643,808       331,821

Other Income, Net                                281,404       212,963
                                             -----------   -----------
Income before Income Taxes                       925,212       544,784

Provisions for (Benefit from)
     Income Taxes (Notes 2 & 6)                  133,834       (48,253)
                                             -----------   -----------
Net Income                                   $   791,378   $   593,037
                                             ===========   ===========
Per Share Data (Note 2):

     Net Income                              $      4.68   $      3.50
                                             ===========   ===========
     Cash Dividends                          $      1.00   $      1.00
                                             ===========   ===========
Weighted Average Shares Outstanding              169,216       169,679
                                             ===========   ===========


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE TWO YEARS ENDED DECEMBER 31, 1996


                                                    Additional
                                        Common       Paid-in       Retained       Treasury
                                        Stock        Capital       Earnings        Stock
                                     -----------   -----------   -----------    -----------
Balance at January 1, 1995           $    92,368   $    65,000   $ 5,430,847    $  (144,058)

    Net Income                                --            --       593,037             --

    Cash Dividends on Common Stock            --            --      (169,779)            --

    Purchase of Treasury Stock                --            --            --         (7,385)
                                     -----------   -----------   -----------    -----------
Balance at December  31, 1995             92,368        65,000     5,854,105       (151,443)

    Net Income                                --            --       791,378             --

    Cash Dividends on Common Stock            --            --      (169,503)            --

    Purchase of Treasury Stock                --            --            --        (20,212)
                                     -----------   -----------   -----------    -----------
Balance at December 31, 1996         $    92,368   $    65,000   $ 6,475,980    $  (171,655)
                                     ===========   ===========   ===========    ===========


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                   Year Ended December 31,
                                                 --------------------------
                                                    1996            1995
                                                 -----------    -----------
Cash Flows from Operating Activities:
   Cash Received-
     Oil and Gas Sales                           $ 2,646,288    $ 1,080,929
     Lease Bonuses and Rentals                         7,627        695,708
     Agricultural Rentals                              7,643          5,100
   Cash Paid-
     Production Costs                               (388,050)      (312,404)
     Exploration and Development Expenses           (403,558)      (172,023)
     General Suppliers, Employees and Taxes,
       Other than Income                            (790,886)      (617,251)
   Interest Received                                 174,089        119,197
   Interest Paid                                     (11,250)       (11,392)
   Dividends Received on Trading
     Securities                                        6,057          9,254
   Purchase of Trading Securities                 (1,868,703)    (1,159,613)
   Sale of Trading Securities                      1,862,712      1,150,372
   Income Taxes Paid                                 (88,469)       (13,018)
   Receipts of Refundable Income Taxes                    --         12,000
                                                 -----------    -----------
     Net Cash Provided by Operating
       Activities                                  1,153,500        786,859
                                                 -----------    -----------

Cash Flows from Investing Activities:
   Sale and Maturity of Available for
     Sale Securities                               1,665,332        442,099
   Purchase of Available for Sale Securities      (1,917,790)      (675,080)
   Property Dispositions                             191,867         31,171
   Property Additions                               (781,067)      (351,287)
   Cash Distributions from Equity Investments         83,600         22,500
   Cash Payments for Equity Investments               (4,800)       (20,859)
                                                 -----------    -----------
      Net Cash Applied to Investing Activities   $  (762,858)   $  (551,456)
                                                 -----------    -----------


(Continued)

See Accompanying Notes

(Concluded)
                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                               Year Ended December 31,
                                                            --------------------------
                                                                1996           1995
                                                            -----------    -----------
Cash Flows Applied to Financing Activities:
   Dividends Paid to Shareholders                           $  (160,306)   $  (165,568)
   Purchase of Treasury Stock                                   (20,214)        (7,385)
                                                            -----------    -----------
     Total Cash Applied to Financing  Activities               (180,520)      (172,953)
                                                            -----------    -----------
Net Change in Cash and Cash Equivalents                         210,122         62,450
Cash and Cash Equivalents at Beginning of Year                  175,014        112,564
                                                            -----------    -----------
Cash and Cash Equivalents at End of Year                    $   385,136    $   175,014
                                                            ===========    ===========
Reconciliation of Net Income to Net
     Cash Provided by Operating Activities:
Net Income                                                  $   791,378    $   593,037
Net Income Increased (Decreased) by -
     Net Change in -
       Unrealized Holding (Gains) Losses
            on Trading Securities                               (13,616)       (25,808)
       Accounts Receivable                                     (172,618)        14,215
       Interest and Dividends Receivable                         11,543        (22,579)
       Income Taxes Refundable/Payable                          170,992         17,729
       Accounts Payable                                         (31,093)         7,077
       Trading Securities                                       (27,224)           (82)
     Gain from Equity Investments                               (25,108)       (49,822)
     Gain on Disposition of Property
       & Equipment                                             (128,425)       (33,380)
     Depreciation, Depletion, Amortization
       and Valuation Provisions                                 722,888        369,711
     Change in Cash Value of Officers'
       Life Insurance                                           (15,522)       (11,782)
     Change in Deferred Taxes                                  (125,627)       (67,000)
     Gas Balancing Liabilities                                   (4,068)        (4,457)
                                                            -----------    -----------
Net Cash Provided by Operating Activities                   $ 1,153,500    $   786,859
                                                            ===========    ===========

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

     The following estimated useful lives are used for the different types of property:

               Buildings and improvements                10 to 20 years
               Office furniture & fixtures                5 to 10 years
               Automotive equipment                       5 to  8 years

     Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. See Note 11 for discussion of change in accounting principle

     Investments

     The Company accounts for its investments in a partnership and limited liability companies on the equity basis and adjusts the investment balance to agree with its equity in the underlying assets of the entities. See
     Note 7 for additional information.

     Trading Securities are carried at fair value with unrealized gains and losses included in earnings.

     Available for sale securities, which consist primarily of U.S. Government securities, are carried at fair value with unrealized gains and losses excluded from earnings and, when material, reported in a separate component of stockholders' equity, net of tax effects.

     Cash & Cash Equivalents

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

     Concentrations of Credit Risk and Major Customers

     The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas and Oklahoma. In 1996 the Company had two purchasers whose purchases were in excess of 10% of total oil and gas sales. One purchased $970,972, or 34%, and the other $392,246, or 14% of total oil and gas sales. In 1995, a different purchaser made purchases of $175,143, or 16.37% of total oil and gas sales.

     In the fourth quarter of 1995, the Company entered into oil and gas lease agreements relating to certain of its non-producing minerals in Robertson and Leon Counties, Texas. Lease bonuses received from these paid up lease agreements were $690,000, or 38% of operating revenues. The Company had no receipts of comparable amounts from lease bonuses in 1996.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - DIVIDENDS PAYABLE

     Dividends payable include amounts that are due to stockholders whom the Company has been unable to locate and uncashed dividend checks of other stockholders.

Note 4 - COMMON STOCK

     The following table summarizes the changes in common stock issued and outstanding:


                                                        Shares of
                                             Shares      Treasury      Shares
                                             Issued       Stock      Outstanding
                                           ----------   ----------   ----------
January 1, 1995, $.50
par value stock, 400,000
shares authorized                          184,735.28    14,737.55   169,997.73

Purchase of stock                                  --       422.00      (422.00)
                                           ----------   ----------   ----------
December 31, 1995, $.50
par value stock, 400,000
shares authorized                          184,735.28    15,159.55   169,575.73

Purchase of stock                                  --     1,097.00    (1,097.00)
                                           ----------   ----------   ----------

December 31, 1996, $.50
par value stock, 400,000
shares authorized                          184,735.28    16,256.55   168,478.73
                                           ==========   ==========   ==========

Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES


     At December 31, 1996 and 1995, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial and required no adjustment to stockholders' equity. At December 31, 1996, all available for sale securities mature prior to October 1, 1997. There were no sales of securities prior to maturity in 1996 and 1995.

     As to the trading securities, the change in unrealized holding gains included in earnings was $13,616 for 1996 and $25,808 for 1995.

Note 6 - INCOME TAXES

     Components of deferred taxes follow:

                                                             December 31,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
Assets
    Leasehold Costs                                     $  334,276   $  210,995
    Gas Balancing Receivable                                52,379       52,379
    Marketable Securities                                       --        2,952
    Lease and Well Equipment                                   512          854
    Charitable Contributions                                    --        2,725
    Long-Lived Asset Impairment                            103,513           --
    Capital Loss Carryforward                                   --        5,821
                                                        ----------   ----------
                                                           490,680      275,726
    Valuation Allowance                                         --           --
                                                        ----------   ----------
                                                           490,680      275,726
                                                        ----------   ----------
Liabilities
    Marketable Securities                                    1,502           --
    Intangible Development Costs                           415,463      327,638
                                                        ----------   ----------
                                                           416,965      327,638
                                                        ----------   ----------

Net Deferred Tax Asset (Liability)                      $   73,715   $  (51,912)
                                                        ==========   ==========
Valuation Allowance Decrease for the Year               $       --   $   66,133
                                                        ==========   ==========

     The following table summarizes the current and deferred portions of income tax expense.

                                                       Year Ended December 31,
                                                     --------------------------
                                                        1996            1995
                                                     ----------      ----------
Current Tax Expense:
    Federal                                          $  259,461      $   18,747
    State                                                    --              --
                                                     ----------      ----------
                                                        259,461          18,747
Deferred Benefit                                       (125,627)        (67,000)
                                                     ----------      ----------
Total Provision (Benefit)                            $  133,834      $  (48,253)
                                                     ==========      ==========

     The total provision for (benefit from) income tax expressed as a percentage of income before income tax was 14.47% in 1996 and (8.86%) in 1995. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 1996 and 1995 to income before income tax as summarized in the following reconciliation:


                                                      Year Ended December 31,
                                                     -------------------------
                                                        1996           1995
                                                     ----------     ----------
     Computed Federal Tax
         Provision                                   $  323,824     $  190,674
     Increase (Decrease) in Tax  From:
         Allowable Depletion in Excess of
              Depletion for Financial Statements       (176,212)      (140,852)
         Change in Valuation Allowance                       --        (66,133)
         Non-conventional Fuel Credit                   (12,684)       (11,668)
         Corporate Graduated Tax Rate
              Structure                                  (3,621)        (7,282)
         Dividend Received Deduction                     (1,779)        (2,342)
         Change in Prior Year Estimates                      --        (15,445)
         Other                                            4,306          4,795
                                                     ----------     ----------
         Provision for (Benefit from) Income Tax     $  133,834     $  (48,253)
                                                     ==========     ==========
         Effective Tax Rate                               14.47%         (8.86)%
                                                     ==========     ==========

Note 7 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has a 33% interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership). The Partnership had assets in excess of liabilities of $398,297 and $438,787, at December 31, 1996 and 1995, respectively, and its net income (loss) for the periods then ended were $ 4,510 and ($8,126).

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

     The office building is financed by a mortgage loan with a balance of $875,454 at December 31, 1996. The loan matures in 2002 with interest at New York prime rate capped at 8 1/2% until December 1998. The loan is collateralized by a first mortgage on the land and building, and the assignment of leases and rents.

     The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense was $26,006 and $26,015, for the years ended December 31, 1996 and 1995, respectively.

     The Company has a 9% interest in the Coffee Creek Golf Course Limited Liability Company (LLC), an Oklahoma limited liability company. The LLC has developed and is operating a golf course on real property it acquired in Oklahoma. The LLC is also developing adjacent real property for residential construction. At December 31, 1996, the Company's net equity in the LLC totaled $224,748, ($254,535 at December 31, 1995).

     In December, 1992 the Company invested $90,000 for a 10% interest in OKC Industrial Properties, L.C., an Oklahoma limited liability company, which was formed to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. At December 31, 1996, the Company's net equity in the limited liability company was $75,032, compared to $76,232 at December 31, 1995.

Note 8 - COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

     All of the Company's oil and gas operations are within the Continental United States. In connection with its oil and gas operations, the following costs were incurred:

                                                        Year Ended December 31,
                                                      --------------------------
                                                        1996              1995
                                                      --------          --------
Acquisition of Properties
       Unproved                                       $306,454          $253,031
       Proved                                               --                --

Exploration Costs                                     $706,429          $324,238
Development Costs                                     $129,961          $ 29,811


Note 9 - LEGAL PROCEEDINGS

     In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. Following a jury trial held in August, 1996, a judgment was entered for the Company. Some defendants have perfected the right to appeal by posting a cost bond. The Company does not know when the appellate proceedings will be completed.

     Approximately $850,000 of proceeds from oil and gas sales are held in suspense by the unit operator. These proceeds will be recorded as revenue by the Company when released by the unit operator. The Company has expended approximately $438,000 in drilling, completion and operating costs for these wells of which $230,942 was included in the Company's net investment in oil and gas properties at December 31, 1996.

Note 10 - FINANCIAL INSTRUMENTS

     The following table includes various estimated fair value information as of December 31, 1996 and 1995 as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements

     All of the Company's financial instruments are held for purposes other than trading, except for trading securities.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     1.   Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

     2.   Available for Sale Securities

     The estimated fair values are based upon quoted market prices.

     3.   Trading Securities

     The estimated fair values are based upon quoted market prices.

     4.   Dividends Payable

     The carrying amount approximates fair value due to the demand nature of these obligations. The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                             1996                          1995
                                  --------------------------    --------------------------
                                    Carrying      Estimated       Carrying      Estimated
                                     Amount       Fair Value       Amount       Fair Value
                                  -----------    -----------    -----------    -----------
Financial Assets
  Cash and Cash Equivalents       $   385,136    $   385,136    $   175,014    $   175,014
  Available for Sale Securities     2,942,004      2,942,004      2,689,546      2,689,546
  Trading Securities                  414,751        414,751        372,705        372,705
Financial Liabilities
  Dividends Payable                  (138,474)      (138,474)      (129,277)      (129,277)

Note 11 - CHANGE IN ACCOUNTING PRINCIPLE

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995, and the Company adopted the Statement in the first quarter of 1996.

     As a result of this change in accounting principle, certain oil and gas producing properties are deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. An impairment loss totaling $382,862 is included in the Statement of Operations for the year ended December 31, 1996, in the line item, Depreciation, Depletion, Amortization and Valuation Provisions. The estimated discounted future net cash flows from the impaired properties were considered to be the fair value of the properties.

                  UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                                                        SUPPLEMENTAL SCHEDULE 1


                         THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)

                                                       Years Ended December 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
Oil & Natural Gas Liquids (Bbls)

     Proved Developed and
       Undeveloped Reserves
         Beginning of Year                                 78,714        76,819
         Revisions of Previous Estimates                  (16,580)      (12,911)
         Extensions and Discoveries                        29,456        29,166
         Production                                       (12,848)      (14,360)
         Sale of Reserves in Place                         (6,094)           --
                                                       ----------    ----------
         End of Year                                       72,648        78,714
                                                       ==========    ==========
     Proved Developed Reserves
         Beginning of Year                                 78,714        76,819
         End of Year                                       72,648        78,714
Gas (MCF)
     Proved Developed and Undeveloped
         Reserves Beginning of Year                     1,371,984     1,537,949
         Revisions of Previous Estimates                  195,170         3,602
         Extensions and Discoveries                       860,631        52,256
         Production                                      (248,132)     (221,823)
         Sale of Reserves in Place                        (81,767)           --
                                                       ----------    ----------
         End of Year                                    2,097,886     1,371,984
                                                       ==========    ==========
     Proved Developed Reserves
         Beginning of Year                              1,371,984     1,537,949
         End of Year                                    2,097,886     1,371,984


(continued)

See notes on next page

                                                        SUPPLEMENTAL SCHEDULE 1


                         THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)


(Concluded)


Notes     1.   Estimates of royalty interests reserves have not been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 31,227 Bbls of oil and 757,279 MCF of gas for the year ended December 31, 1996, and 14,940 Bbls of oil and 147,716 MCF of gas for the year ended
               December 31, 1995.

          2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 1996 and 1995. All reserves are located within the United States.

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

                                                        SUPPLEMENTAL SCHEDULE 2


                         THE RESERVE PETROLEUM COMPANY
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                      RELATING TO PROVED WORKING INTERESTS
                              OIL AND GAS RESERVES
                                  (Unaudited)



                                                          At December 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Future Cash Inflows                                $  8,277,768    $  3,640,464
Future Production and
     Development Costs                               (1,735,509)     (1,447,683)
Future Income Tax Expense                            (1,888,329)       (553,158)
                                                   ------------    ------------
Future Net Cash Flows                                 4,653,930       1,639,623
     10% Annual Discount for
     Estimated Timing of Cash Flows                  (1,360,964)       (442,519)
                                                   ------------    ------------
Standardized Measure of Discounted
     Future Net Cash Flows                         $  3,292,966    $  1,197,104
                                                   ============    ============

     Estimates of future net cash flows from the Company's proved working interests oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, are based on prices in effect at year end, with no escalation, except for fixed and determinable amounts attributable to gas under provisions of the Natural Gas Policy Act (NGPA). The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

                                                        SUPPLEMENTAL SCHEDULE 3


                         THE RESERVE PETROLEUM COMPANY
              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
         NET CASH FLOW FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                  (Unaudited)



                                                      Year Ended December 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Standardized Measure,
     Beginning of Year                             $  1,197,104    $  1,217,541

     Sales and Transfers, Net of
       Production Costs                                (509,992)       (279,677)

     Net Change in Sales and Transfer
       Prices, Net of Production Costs                1,320,837        (188,640)

     Extensions, Discoveries and Improved
       Recoveries, Net of Future Production
       and Development Costs                          2,150,070         296,452
     Sale of Reserves in Place                         (175,740)             --
     Revisions of Quantity Estimates                    311,891         (30,277)
     Accretion of Discount                              160,091         177,702
     Net Change in Income Taxes                        (936,909)         19,126

     Changes in Production Rates
       (Timing) and Other                              (224,386)        (15,123)
                                                   ------------    ------------
Standardized Measure,
     End of Year                                   $  3,292,966    $  1,197,104
                                                   ============    ============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable


                                    PART III


Items 9, 10, 11, and 12 are incorporated by reference to the Company's proxy statement to be mailed to security holders on or about April 7, 1997 in connection with its annual stockholders' meeting to be held on May 6, 1997.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

     The following documents are exhibits to this Form 10-KSB.

Exhibit                                        S.E.C.            Exhibit
Reference   Description                     Report (Date)        Number     Page
---------   -----------                     -------------        ------     ----
  3.1       Restated Certificate of
            Incorporation dated
            November 1, 1988                10-KSB (12/96)        3.1        39

  3.2       By-Laws
            dated November 1, 1988          10-KSB (12/96)        3.2        48

   27       Financial Data Schedule         10-KSB (12/96)        27         58

 (b).       Reports on Form 8-K.

     No reports on Form 8-K have been filed with the Securities and Exchange Commission during the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


Date: March 24, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     MASON W. MCLAIN                            JERRY L. CROW
----------------------------------          -------------------------------
Mason W. McLain (Director)                  Jerry L. Crow (Director)
March 24, 1997                              March 24, 1997



     ROBERT L. SAVAGE                           MYRA D. RALSTON
----------------------------------          -------------------------------
Robert L. Savage (Director)                 Myra D. Ralston (Director)
March 24, 1997                              March 24, 1997

                              INDEX TO EXHIBITS




Exhibit
Reference   Description
---------   -----------
  3.1       Restated Certificate of Incorporation dated November 1, 1988

  3.2       By-Laws dated November 1, 1988

   27       Financial Data Schedule