Form 10QSB
period 1997-03-31
RESERVE PETROLEUM CO
filed 1997-05-12
CIK 83350

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB




(Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

  [ ]           For the quarterly period ended March 31, 1997

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

As of May 9, 1997, 168,450.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                              ---    ---

                                     PART 1
                             FINANCIAL INFORMATION

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS


                                                          March 31,   December 31,
                                                            1997         1996
                                                         ----------   ------------
Current Assets:
     Cash and Cash Equivalents                           $  417,867   $  385,136
     Available for Sale Securities                        3,257,370    2,942,004
     Trading Securities                                     407,186      414,751
     Receivables                                            278,973      309,147
     Prepayments & Deferred Income Taxes                      8,876        5,625
                                                         ----------   ----------
                                                          4,370,272    4,056,663
                                                         ----------   ----------

Investments:
    Partnership and Limited
      Liability Companies                                   430,680      448,908
    Other                                                    16,230       16,230
                                                         ----------   ----------
                                                            446,910      465,138

Property, Plant & Equipment
    Oil & Gas Properties, at Cost Based on the
       Successful Efforts Method of Accounting
           Unproved Properties                              560,392      543,454
           Proved Properties                              4,788,553    4,704,113
                                                         ----------   ----------
                                                          5,348,945    5,247,567

       Less - Valuation Allowance and Accumulated
           Depreciation, Depletion & Amortization         3,377,521    3,399,478
                                                         ----------   ----------
                                                          1,971,424    1,848,089
                                                         ----------   ----------

    Other Property & Equipment, at Cost                     326,404      322,398
       Less - Accumulated Depreciation & Amortization       163,807      173,190
                                                         ----------   ----------
                                                            162,597      149,208
                                                         ----------   ----------
                                                          2,134,021    1,997,297
                                                         ----------   ----------
Other Assets                                                321,580      344,518
                                                         ----------   ----------
                                                         $7,272,783   $6,863,616
                                                         ==========   ==========

(continued)
See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)


(Concluded)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,      December 31,
                                                         1997            1996
                                                      ----------      ------------
Current Liabilities:
    Accounts Payable                                  $   93,159      $   25,342
    Income Taxes Payable                                 117,272         187,272
    Other Current Liabilities
       Gas Balancing Commitment                           49,333          49,333
       Other                                              10,000          11,502
                                                      ----------      ----------
                                                         269,764         273,449
                                                      ----------      ----------
Dividends Payable                                        126,392         128,474
                                                      ----------      ----------
Commitments & Contingencies (Note 2)

Stockholders' Equity
    Common Stock                                          92,368          92,368
    Additional Paid-in Capital                            65,000          65,000
    Retained Earnings                                  6,891,474       6,475,980
                                                      ----------      ----------
                                                       7,048,842       6,633,348

    Less - Treasury Stock at Cost                        172,215         171,655
                                                      ----------      ----------
                                                       6,876,627       6,461,693
                                                      ----------      ----------
                                                      $7,272,783      $6,863,616
                                                      ==========      ==========




See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                           1997          1996
                                                        ---------     ---------
Operating Revenues:
     Oil and Gas Sales                                  $ 952,408     $ 629,920
     Lease Bonuses and Other                                3,294            80
                                                        ---------     ---------
                                                          955,702       630,000
                                                        ---------     ---------
Operating Costs and Expenses:
     Production                                            93,814        92,531
     Exploration and Development                           51,141        50,701
     Depreciation, Depletion, Amortization
         and Valuation Provisions                          91,223       389,279
     General, Administrative and Other                    193,236       215,190
                                                        ---------     ---------
                                                          429,414       747,701
                                                        ---------     ---------
Income (Loss) from Operations                             526,288      (117,701)
Other Income, Net                                          30,906        21,442
                                                        ---------     ---------
Income (Loss) Before Income Taxes                         557,194       (96,259)
Provision for (Benefit From)
     Income Taxes                                         141,700       (86,942)
                                                        ---------     ---------
Net Income (Loss)                                       $ 415,494     $  (9,317)
                                                        =========     =========
Per Share Data
     Net Income (Loss) -                                     2.47     $    (.06)
                                                        =========     =========

     Weighted Average Shares
         Outstanding                                      168,466       169,455
                                                        =========     =========


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOW
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1997          1996
                                                        ---------     ---------
Net Cash Provided by Operating Activities               $ 495,410     $ 135,705
                                                        ---------     ---------
Cash Flows from Investing Activities:
     Sale and Maturity of Available
       for Sale Securities                                276,928       376,191
     Purchase of Available for Sale Securities           (592,295)         --
     Property Dispositions                                 18,426        13,417
     Property Additions                                  (182,598)     (127,882)
     Cash Distributions from Equity Investments            19,500        13,500
     Cash Payments for Equity Investments                    --          (4,800)
                                                        ---------     ---------
     Net Cash Provided by
       (Applied to) Investing Activities                 (460,039)      270,426
                                                        ---------     ---------
Cash Flows from Financing Activities:
     Decrease in Dividends Payable                         (2,081)       (1,176)
     Purchase of Treasury Stock                              (560)       (3,903)
                                                        ---------     ---------
     Cash Applied to Financing Activities                  (2,641)       (5,079)
                                                        ---------     ---------
Net Change in Cash and Cash Equivalents                    32,730       401,052

Cash and Cash Equivalents,
     Beginning Period                                     385,136       175,014
                                                        ---------     ---------
Cash and Cash Equivalents,
     End of Period                                      $ 417,866     $ 576,066
                                                        =========     =========
Supplemental Disclosures of
     Cash Flow Information,
       Cash Paid During the Periods for:
           Interest                                     $   3,750     $   3,750
           Income Taxes                                 $ 190,000     $   8,000


See Accompanying Notes
                                       6

                         THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)


Note 1 - ADJUSTMENTS

         In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented.

Note 2 - MATERIAL CONTINGENCY

         In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. Following a jury trial held in August, 1996, a judgment was entered for the Company. Some defendants have perfected the right to appeal. The Company does not know when the appellate proceedings will be completed.

         Approximately $850,000 of proceeds from oil and gas sales are held in suspense by the unit operator. These proceeds will be recorded as revenue by the Company when released by the unit operator. The Company has expended approximately $438,000 in drilling, completion and operating costs for these wells of which $230,895 was included in the Company's net investment in oil and gas properties at March 31, 1997.

                         THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1997
                                  (Unaudited)


      The discussion and analysis of financial condition and results of operations should be read with reference to the Company's December 31, 1996, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.    Liquidity and Capital Resources.

      The Company's net working capital at March 31, 1997, was $4,100,508, an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1996, would not be representative of the Company's current position.

 2. Material Changes in Results of Operations Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996.

      Operating Revenues. Revenues from oil and gas sales increased $322,488 or 51% to $952,408 in 1997. A price/volume analysis disclosed that revenues from oil and gas sales declined $43,797 (7%) as a result of a drop in volume, but increased $365,675 because of an increase in price.

      For the most part, the volume decline occurred because production which came on line after March 31, 1996, was not adequate to offset the rapid decline of properties which were first produced in late 1995 and the first quarter of 1996.

      The average price received for crude oil sales increased $4.70 per barrel
      (Bbl) from $17.60 in 1996 to $22.30 in 1997. The average price received for natural gas sales increased $1.41 per thousand cubic feet (MCF) from $1.77 in 1996 to $3.18 in 1997.

      An analysis of sales by month disclosed declines in average price received for both oil and gas after February 1997. The average price for March revenues was $20.03 per Bbl for oil and $2.64 per MCF for gas, amounts which were well below the average price noted above for the quarter. Oklahoma spot market price for May 7, 1997 was $18.25 per Bbl for Oklahoma Sweet Crude and $1.70 per million British Thermal units, which roughly approximates MCF's, for gas. Because of the downward trend in prices, the Company anticipates a significant decrease in revenues from oil and gas sales for the second quarter and possibly beyond.

      Operating Costs and Expenses. Production costs remained flat between the period, but there were significant changes in the cost components. Lease operating expense declined $23,842 (43%). The decline was offset by an increase in gross production taxes of $18,268 (80%) and transportation costs of $16,858 from $743.

      There was little change between the periods in total exploration and development costs charged to expense. However, at May 9, 1997, the Company had a working interest well in process which was awaiting participant approval for a completion attempt. The Company has accumulated lease-hold and exploration costs of approximately $330,000 in the well. At least $270,000 will be charged to exploration and development expense if the well is not successfully completed.

      Depreciation, depletion, amortization and valuation provisions declined $298,056 to $91,223. To a great extent, the decline was the result of a $296,549 impairment loss recorded in the first quarter of 1996. The impairment loss resulted from a required change in accounting principle regarding long-lived assets. No additional impairment was required for the first quarter of 1997.

      General, administrative and other expenses decreased $21,954. For the most part, the decrease was the result of a $59,165 (93%) decline in legal fees, as offset by an increase of $25,846 in real estate taxes and $5,552 in salaries. Most of the legal fees were related to the legal proceedings discussed in Note 2, to the accompanying financial statements.

      Provision for (Benefit from) Income Taxes. In 1997, an estimated deferred tax provision of $21,700 plus estimated current tax expense of $120,000 resulted in a calculated provision for income taxes of $141,700. In 1996, an estimated deferred tax benefit of $152,490 exceeded the estimated current tax expense of $65,548 by $86,942 resulting in a calculated benefit from income tax.

                                    PART II

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibit 27.  Financial Data Schedule.

      (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 1997.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                          THE RESERVE PETROLEUM COMPANY
                                          ----------------------------------
                                          (Registrant)






Date: May 9, 1997                         MASON McLAIN
                                          ----------------------------------
                                          Mason McLain,
                                          President





Date: May 9, 1997                         JERRY L. CROW
                                          ---------------------------------
                                          Jerry L. Crow
                                          Principal Financial and
                                          Accounting Officer

                                EXHIBIT INDEX


Exhibit
Number                  Description
--------                -----------
   27                   Financial Data Schedule
