Form 10QSB
period 1997-06-30
RESERVE PETROLEUM CO
filed 1997-08-06
CIK 83350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period June 30, 1997

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

As of August 1, 1997, 168,438.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No  [X]

                                     PART I

                             FINANCIAL INFORMATION

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)
                                     ASSETS


                                                          June 30,     December 31,
                                                            1997           1996
                                                        ------------   ------------
Current Assets:
     Cash and Cash Equivalents                          $    361,200   $    385,136
     Available for Sale Securities                         3,022,611      2,942,004
     Trading Securities                                      424,590        414,751
     Receivables                                             208,324        309,147
     Prepayments & Deferred Income Taxes                      14,603          5,625
                                                        ------------   ------------
                                                           4,031,328      4,056,663
                                                        ------------   ------------
Investments:
    Partnership and Limited
      Liability Companies                                    464,280        448,908
    Other                                                     16,230         16,230
                                                        ------------   ------------
                                                             480,510        465,138

Property, Plant & Equipment
    Oil & Gas Properties, at Cost Based on the
       Successful Efforts Method of Accounting
           Unproved Properties                               590,171        543,454
           Proved Properties                               4,710,679      4,704,113
                                                        ------------   ------------
                                                           5,300,850      5,247,567
       Less - Valuation Allowance and Accumulated
           Depreciation, Depletion & Amortization          3,585,173      3,399,478
                                                        ------------   ------------
                                                           1,715,677      1,848,089
                                                        ------------   ------------
     Other Property & Equipment, at Cost                     326,403        322,398
       Less - Accumulated Depreciation & Amortization        166,359        173,190
                                                        ------------   ------------
                                                             160,044        149,208
                                                        ------------   ------------
                                                           1,875,721      1,997,297
                                                        ------------   ------------
Other Assets                                                 425,476        344,518
                                                        ------------   ------------
                                                        $  6,813,035   $  6,863,616
                                                        ============   ============


(continued)

See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                  (Unaudited)


(Concluded)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                          June 30,     December 31,
                                            1997           1996
                                        ------------   ------------
Current Liabilities:
    Accounts Payable                    $     44,640   $     25,342
    Income Taxes Payable                        --          187,272
    Other Current Liabilities
       Gas Balancing Commitment               49,333         49,333
        Other                                 10,418         11,502
                                        ------------   ------------
                                             104,391        273,449
                                        ------------   ------------
Dividends Payable                            138,797        128,474
                                        ------------   ------------
Commitments & Contingencies  (Note 2)

Stockholders' Equity
    Common Stock                              92,368         92,368
    Additional Paid-in Capital                65,000         65,000
    Retained Earnings                      6,584,934      6,475,980
                                        ------------   ------------
                                           6,742,302      6,633,348

    Less  - Treasury Stock, at Cost          172,455        171,655
                                        ------------   ------------
                                           6,569,847      6,461,693
                                        ------------   ------------
                                        $  6,813,035   $  6,863,616
                                        ============   ============



Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                          ------------------------   -----------------------
                                             1997          1996         1997         1996
                                          ----------    ----------   ----------   ----------
Operating Revenues:
  Oil & Gas Sales                         $  570,410    $  880,948   $1,522,818   $1,510,868
  Prospect Sales & Other                       6,976        27,539       10,270       27,619
                                          ----------    ----------   ----------   ----------
                                             577,386       908,487    1,533,088    1,538,487
                                          ----------    ----------   ----------   ----------
Operating Costs & Expense:
  Production Costs                            86,289       143,298      180,103      235,829
  Exploration & Development Costs            420,213        52,636      471,354      103,337
  Depreciation, Depletion, Amortization
    & Valuation Provisions                   210,203        82,463      301,426      471,743

  General, Administrative &
    Other Expenses                           195,448       160,686      388,684      375,876
                                          ----------    ----------   ----------   ----------
                                             912,153       439,083    1,341,567    1,186,785
                                          ----------    ----------   ----------   ----------
Income (Loss) from Operations               (334,767)      469,404      191,521      351,702
Other Income, Net                             93,433       142,120      124,339      163,563
                                          ----------    ----------   ----------   ----------
Income (Loss)  Before Income Taxes          (241,334)      611,524      315,860      515,265

Provision For (Benefit From)
  Income Taxes                              (103,233)      173,370       38,467       86,428
                                          ----------    ----------   ----------   ----------
Net Income (Loss)                         $ (138,101)   $  438,154   $  277,393   $  428,837
                                          ==========    ==========   ==========   ==========
Per Share Data:
  Net Income  (Loss)                      $     (.82)   $     2.59   $     1.65   $     2.53
                                          ==========    ==========   ==========   ==========
  Cash Dividends                          $     1.00    $     1.00   $     1.00   $     1.00
                                          ==========    ==========   ==========   ==========

Weighted Average Shares Outstanding          168,442       169,327      168,454      169,393
                                          ==========    ==========   ==========   ==========


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                      Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                     1997          1996
                                                  ----------    ----------
Net Cash Provided by Operating Activities         $  504,925    $  680,248
                                                  ----------    ----------
Cash Flows from Investing Activities:
     Sale and Maturity of Available
       for Sale Securities                           621,529       788,456
     Purchase of Available for Sale Securities      (702,136)     (830,829)
     Property Dispositions                            24,667       166,049
     Property Additions                             (333,505)     (391,578)
     Cash Distributions from Equity Investments       19,500        21,500
     Cash Payments for Equity Investments               --          (4,800)
                                                  ----------    ----------
     Net Cash Applied to Investing Activities       (369,945)     (251,202)
                                                  ----------    ----------

Cash Flows from Financing Activities:
     Payments of Dividends                          (158,116)     (158,341)
     Purchase of Treasury Stock                         (800)       (4,987)
                                                  ----------    ----------
Net Cash Applied to Financing Activities            (158,916)     (163,328)
                                                  ----------    ----------
Net Change in Cash and Cash Equivalents              (23,936)      265,718

Cash and Cash Equivalents, Beginning of Period       385,136       175,013
                                                  ----------    ----------
Cash and Cash Equivalents, End of Period          $  361,200    $  440,731
                                                  ==========    ==========
Supplemental Disclosures of Cash Flow
     Information:
     Cash Paid During the Periods For:
             Interest                             $    3,750    $    3,750
             Income Taxes                         $  310,000    $   48,000


See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


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

         Approximately $850,000 of proceeds from oil and gas sales are held in suspense by the unit operator. These proceeds will be recorded as revenue by the Company when released by the unit operator. The Company has expended approximately $440,000 drilling, completion and operating costs for these wells of which $219,423 was included in the Company's net investment in oil and gas properties at June 30, 1997.

                         THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 June 30, 1997


     This discussion and analysis of financial condition and results of operations should be read with reference to the Company's December 31, 1996, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

     1.   Liquidity and Capital Resources

          The Company's net working capital at June 30, 1997, was $3,926,937 an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1996, would not be representative of the Company's current position.

     2. Material Changes in Results of Operations Six Months Ended June 30, 1997, Compared with Six Months Ended June 30, 1996,

          Operating Revenues. Revenues from oil and gas sales were flat between the periods; however, a price-volume analysis disclosed some significant changes. Crude oil sales increased $5,442 to $466,230 as the result of a favorable price variance of $54,732 as offset by an unfavorable volume variance of $49,290. The favorable price variance resulted from an increase in the average price per barrel of $2.49 to $21 in 1997 as compared to $18.53 in 1996. The unfavorable volume variance resulted because new production which came on line was less than the decline in older production, the most significant of which was rapidly declining royalty production from the Austin Chalk area of Texas.

          Natural gas sales were $1,048,855 in 1997 as compared to $1,048,201 in 1996. The volume of gas production declined 124,788 thousand cubic feet (MCF), or 23% to 420,359 MCF resulting in an unfavorable volume variance of $239,593. Of the 124,788 MCF decline, 110,967 MCF was from the Brounkowski #1, a Robertson County, Texas royalty interest well. The average price per MCF increased $.58 to $2.50 resulting in a favorable price variance of $240,247.

          Operating Expenses. Production costs declined $55,726 (24%) TO $180,103. The most significant items contributing to the decrease was a $21,566 (20%) decline in lease operating expense to $85,185, a $8,603 (11%) decline in gross production taxes to $68,173 and a $22,141 (37%) decline in transportation costs to $36,368. The decline in lease operating expense was mostly the result of the sale or retirement of some high cost producing properties in 1995 and 1996. Gross production taxes declined because of Texas State incentives which reduced or eliminated the tax on some royalty interest production. Transportation costs are mostly related to production from the Brounkowski #1, a Robertson County, Texas royalty interest well which declined because of a decline in production.

          Exploration and development expense increased $368,017 (356%) to $471,354. A decrease in geological and geophysical expense of $42,556 (44%) to $54,470 was offset be a $410,648 increase in costs of unsuccessful drilling to $416,884. The increase in cost of unsuccessful drilling was the result of two exploratory wells which were plugged and abandoned during the period. One South Texas well in which the Company had a 6% working interest was in process at year end 1996. The Company has incurred a total cost of $328,170 in this well. The other well in which the Company had a 15.07% working interest was drilled in southern Oklahoma at a cost of $57,175. The remaining costs relate to late 1996 drilling.

          Depreciation, depletion, amortization and valuation provisions declined $170,317 (36%) to $301,426. A $322,325 decline in impairment loss related to long-lived oil and gas assets was off-set by a $150,192 increase in depreciation, depletion and amortization of oil and gas producing and non producing properties. Most of this increase was the result of accelerated amortization of a southern Oklahoma producing leasehold.

          General, administrative and other expenses increased $12,808 (3%) to $388,684. To a great extent, the change was the result of a $59,502 decrease in legal fees, mostly related to the quiet title action discussed in Note 2 to the financial statements, as offset be an increase in payroll costs of $13,174 and Texas franchise and producing minerals taxes of $53,221. The increased Texas taxes were the result of increased Texas oil and gas revenues.

          Other Income, Net. The most significant factor contributing to the $39,224 (24%) decrease was a decline in gain from the sale of some marginal producing oil and gas producing properties.

          Provision for Income Taxes. The calculated provision for income taxes declined $47,961 (55%) to $38,467. For the most part, the decline resulted because of a 1997 deferred tax benefit of $71,532, as compared to a 1996 deferred tax provision of $6,428. Also of significance, the current tax provision increased $30,000 to $110,000 in 1997.

     3. Material Changes in Results of Operations Three Months Ended June 30, 1997, Compared with Three Months Ended June 30, 1996.

          Operating Revenues. Oil and gas sales decreased $310,538 (35%) to $570,410 because of volume declines for both oil and gas and a price decline for gas. Oil volume declined 2,412 Bbls (17%) to 11,478 resulting in an unfavorable volume variance of $46,453. The volume variance was offset by a favorable price variance of $5,922 as average price per Bbl increased $.52 to $19.78. The above resulted in a decrease in oil sales of $40,533 (15%) to $227,025.

          Sales of gas declined $269,779 (44%) to $340,246. Sales volumes decreased 105,743 MCF (44%) to 197,752 MCF resulting in an unfavorable variance of $212,543. A decline in the average price per MCF of $.29 to $1.72 resulted in an unfavorable price variance of $57,236. The Brounkowski #1, a Robertson County, Texas royalty interest well, was responsible for $162,287 of the decrease in gas sales as production declined 58,094 MCF.

          Operating Expenses. Depreciation, depletion, amortization and valuation provisions increased $127,740 (155%) to $210,203. To a great extent, the increase resulted from accelerated amortization of southern Oklahoma producing leaseholds.

          General, administrative and other expenses increased $34,762 (22%) to $195,448 as Texas franchise taxes increased $22,209 and payroll costs increased $7,433.

          Provision for Income Taxes. In 1997, the Company had a calculated benefit from income taxes of $103,233 as the result of a deferred tax benefit of $93,233 and a current tax benefit of $10,000. In 1996, the calculated provision was $173,370 as the result of a deferred tax provision of $158,919 and current tax provision of $14,452.

          There were no other material changes between the quarters which were not discussed in item 2, above for the six months.

                                    PART II
                               OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders.

          The annual meeting of stockholders' was held on Tuesday, May 6, 1997. A brief description of each matter voted on at the meeting is given in the paragraphs below.

          The registrant's board of directors was re-elected in its entirety. A summary of voting by individual directors follows:


                                            RESULTS OF VOTE
                           ----------------------------------------------------
                                  BY PROXY                     IN PERSON
                           -----------------------         -------------------
                                       WITHHELD                       WITHHELD
                            FOR      AUTHORITY FOR          FOR      AUTHORITY
                           ------    -------------         ------    ---------
MASON McLAIN               62,577            749           40,637        ---
R.T. McLAIN                62,528            798           40,637        ---
M.D. RALSTON               62,226          1,100           40,637        ---
LOYD TERRY                 62,187          1,139           40,637        ---
ROBERT SAVAGE              62,226          1,100           40,637        ---
MARVIN E. HARRIS           62,226          1,100           40,637        ---
JERRY L. CROW              62,226          1,100           40,637        ---

          The stockholders approved all actions of the directors since the stockholders' annual meeting on Tuesday May 5, 1996. The stockholders cast 103,963 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE RESERVE PETROLEUM COMPANY
                                        (Registrant)



                                        /s/ Mason McLain
                                        ---------------------------------------
          Date:   August 4, 1997        Mason McLain, President



                                        /s/ Jerry L. Crow
                                        ---------------------------------------
          Date:   August 4, 1997        Jerry L. Crow
                                        Principal Financial and
                                        Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

  27             Financial Data Schedule