Form 10QSB
period 1997-09-30
RESERVE PETROLEUM CO
filed 1997-11-12
CIK 83350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period September 30, 1997

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

As of November 11, 1997, 168,312.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                              ---    ---

                                     PART I

                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                          September 30,      December 31,
                                                               1997             1996
                                                          -------------      ------------
Current Assets:
     Cash and Cash Equivalents                              $  163,927       $  385,136
     Available for Sale Securities                           3,295,621        2,942,004
     Trading Securities                                        448,384          414,751
     Receivables                                               214,184          309,147
     Prepaid Income Taxes and Other                             74,025            5,625
                                                            ----------       ----------
                                                             4,196,141        4,056,663
                                                            ----------       ----------
Investments:
    Partnership and Limited
      Liability Companies                                      457,548          448,908
    Other                                                       16,230           16,230
                                                            ----------       ----------
                                                               473,778          465,138
                                                            ----------       ----------
Property, Plant & Equipment
    Oil & Gas Properties, at Cost Based on the
       Successful Efforts Method of Accounting
           Unproved Properties                                 610,941          543,454
           Proved Properties                                 4,499,575        4,704,113
                                                            ----------       ----------
                                                             5,110,516        5,247,567
       Less - Valuation Allowance and Accumulated
           Depreciation, Depletion & Amortization            3,267,150        3,399,478
                                                            ----------       ----------
                                                             1,843,366        1,848,089
                                                            ----------       ----------
     Other Property & Equipment, at Cost                       326,404          322,398
       Less - Accumulated Depreciation & Amortization          168,886          173,190
                                                            ----------       ----------
                                                               157,518          149,208
                                                            ----------       ----------
                                                             2,000,884        1,997,297
                                                            ----------       ----------
Other Assets                                                   372,799          344,518
                                                            ----------       ----------
                                                            $7,043,602       $6,863,616
                                                            ==========       ==========


(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)


(Concluded)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           September 30,     December 31,
                                               1997              1996
                                           -------------     ------------
Current Liabilities:
    Accounts Payable                        $  153,247       $   25,342
    Income Taxes Payable                          --            187,272
    Other Current Liabilities
       Gas Balancing Commitment                 49,333           49,333
        Other                                   17,124           11,502
                                            ----------       ----------
                                               219,704          273,449
                                            ----------       ----------
Dividends Payable                              135,668          128,474

                                            ----------       ----------
Commitments & Contingencies  (Note 2)

Stockholders' Equity
    Common Stock                                92,368           92,368
    Additional Paid-in Capital                  65,000           65,000
    Retained Earnings                        6,705,517        6,475,980
                                            ----------       ----------
                                             6,862,885        6,633,348


    Less  - Treasury Stock, at Cost            174,655          171,655

                                            ----------       ----------
                                             6,688,230        6,461,693

                                            ----------       ----------
                                            $7,043,602       $6,863,616
                                            ==========       ==========



See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                               ---------------------------       ---------------------------
                                                  1997             1996              1997             1996
                                               ----------       ----------       ----------       ----------
Operating Revenues:
   Oil & Gas Sales                             $  511,397          614,337       $2,034,215        2,125,205
   Oil & Gas Prospects and Other                    2,714           29,654           12,984           57,273
                                               ----------       ----------       ----------       ----------
                                                  514,111          643,991        2,047,199        2,182,478
                                               ----------       ----------       ----------       ----------
Operating Costs & Expenses:
   Production                                      84,135           80,796          264,238          316,625
   Exploration & Development                      110,287          161,587          581,640          264,924

   Depreciation, Depletion, Amortization
      and Valuation Provisions                    114,453           49,840          415,879          521,583
   General, Administrative and
         Other                                    155,696          198,791          544,381          574,667
                                               ----------       ----------       ----------       ----------
                                                  464,571          491,014        1,806,138        1,677,799
                                               ----------       ----------       ----------       ----------
   Income  From Operations                         49,540          152,977          241,061          504,679

   Other Income, Net                              141,982           63,702          266,321          227,265
                                               ----------       ----------       ----------       ----------
   Income Before Income Taxes                     191,522          216,679          507,382          731,944

   Provision For Income Taxes                      70,939           26,756          109,406          113,184
                                               ----------       ----------       ----------       ----------

   Net Income                                  $  120,583       $  189,923       $  397,976       $  618,760
                                               ==========       ==========       ==========       ==========
   Per Share Data:
    Net Income                                 $      .72       $     1.12       $     2.36       $     3.65
    Cash Dividends                             $     --         $     --         $     1.00       $     1.00
                                               ==========       ==========       ==========       ==========
   Weighted Average Shares
     Outstanding                                  168,394          169,287          168,434          169,358
                                               ==========       ==========       ==========       ==========



See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents



                                                            Nine Months Ended
                                                              September 30,
                                                     ------------------------------
                                                         1997               1996
                                                     -----------        -----------
Net Cash Provided by
    Operating Activities                             $   658,148        $   865,455

                                                     -----------        -----------
Cash Flows from Investing Activities:
    Available for Sale Securities -
       Sales                                             355,291          1,182,283
       Purchases                                        (708,908)        (1,478,457)

    Cash Distributions from Equity Investments            99,000             41,750

    Cash Payments for Equity Investments                  (6,000)            (4,800)

    Property Dispositions                                 27,187            179,058

    Property Additions                                  (481,684)          (465,889)

                                                     -----------        -----------
Net Cash Applied to Investing Activities                (715,114)          (546,055)

                                                     -----------        -----------
Cash Flows from Financing Activities:
    Payment of Dividends                                (161,243)          (161,618)

    Purchase of Treasury Stock                            (3,000)            (5,268)
                                                     -----------        -----------
Net Cash Applied to Financing Activities                (164,243)          (166,886)
                                                     -----------        -----------
Net Change in Cash and
    Cash Equivalents                                    (221,209)           152,514

Cash and Cash Equivalents,
    Beginning of Period                                  385,136            175,013
                                                     -----------        -----------
Cash and Cash Equivalents,
    End of Period                                    $   163,927        $   327,527
                                                     ===========        ===========
Supplemental Disclosures of
    Cash Flow Information:
       Cash Paid during the Periods For:
         Interest                                    $     3,750        $     3,750

         Income Taxes                                $   370,000        $    68,469



See Accompanying Notes

                            RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)




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

       Approximately $850,000 of proceeds from oil and gas sales are held in suspense by the unit operator. These proceeds will be recorded as revenue by the Company when released by the unit operator. The Company has expended approximately $440,000 drilling, completion and operating costs for these wells of which $217,498 was included in the Company's net investment in oil and gas properties at September 30, 1997.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1997
                                   (Unaudited)


     The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1996, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.   Liquidity and Capital Resources.

     The Company's net working capital at September 30, 1997, was $3,976,437, an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1996, would not be representative of the Company's current position.

 2. Material Changes in Results of Operations Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996.

     Operating Revenues. The decrease in revenues from oil and gas sales of $90,990 (4%) was the net result of both price and volume variances. Crude oil sales decreased $76,982 to $573,061 as the result of a favorable price variance of $29,244 as offset by an unfavorable volume variance of $106,226. The favorable price variance resulted from an increase in the average price per barrel of $1.03 to $20.18 in 1997 as compared to $19.15 in 1996. The unfavorable volume variance resulted because new production which came on line was less than the decline in older production, the most significant of which was rapidly declining royalty production from the Austin Chalk area of Texas.

     Natural gas sales decreased $11,485 to $1,451,120. The volume of gas production declined 129,996, thousand cubic feet (MCF) or 17%, to 617,282 MCF resulting in an unfavorable volume variance of $254,792. Substantially all of the volume decline was from the Brounkowski #1, a Robertson County, Texas royalty interest well. The average price per MCF increased $.39 to $2.35 resulting in a favorable price variance of $243,307.

     Operating Costs and Expenses. Production costs declined $52,387 (17%) to $264,238. The most significant items contributing to the decrease was a $27,405 (18%) decline in lease operating expense to $126,331, a $9,703 (10%) decline in gross production taxes to $92,387 and a $12,860 (18%) decline in transportation costs to $59,007. To a significant degree, the decline in lease operating expense was the result of the sale or retirement of some high cost producing properties in 1995 and 1996. Gross production taxes declined mostly because of Texas State incentives which reduced or eliminated the tax on some royalty interest production. To a great extent, transportation costs are related to production from the Brounkowski #1, a Robertson County, Texas royalty interest well. These costs declined because of a decline in production.

     Exploration and development expense increased $316,716 (120%) to $581,640. A decrease in geological and geophysical expense of $54,877 (45%) to $66,659 was offset by a $371,928 (259%) increase in costs of unsuccessful drilling to $515,257. The increase in cost of unsuccessful drilling was the result of four exploratory wells which were plugged and abandoned during the period. One South Texas well in which the Company had a 6% working interest was in process at year end 1996. The Company has incurred a total cost of $328,170 in this well. The other wells were drilled in southern Oklahoma at a cost of $171,760. The remaining costs relate to late 1996 drilling.

     Depreciation, depletion, amortization and valuation provisions declined $105,704 (20%) to $415,879. A $334,856 decline in impairment loss related to long-lived oil and gas assets was off-set by a $224,291 increase in depreciation, depletion and amortization of oil and gas producing, and non producing properties. Most of this increase was the result of accelerated amortization of older Oklahoma producing and non producing leaseholds.

     General, administrative and other expenses decreased $30,286 (5%) to $544,381. To a great extent, the change was the result of a $103,625 decrease in legal fees, mostly related to the quiet title action discussed in Note 2 to the financial statements, as offset by an increase in payroll costs of $21,052 and Texas franchise and producing minerals taxes of $53,221. The increased Texas taxes were the result of increased Texas oil and gas revenues.

     Other Income Net. The most significant factors contributing to the $39,056 (17%) increase was an increase in estimated income from equity investments of $67,506 as offset by a decline in gain from the sale of some marginal producing oil and gas producing properties.

     Provisions for Income Taxes. The calculated provision for income taxes declined $3,778 (3%) to $109,406. A decline in the current tax provision of $117,134 to $116,366 in 1997 was partially offset by a decrease in the deferred tax benefit of $113,356 to $6,960 in 1997.

3. Material Changes in Results of Operations Quarter Ended September 30, 1997, Compared with Quarter Ended September 30, 1996.

     Operating Revenues. Oil and gas sales declined $102,940 (17%). A price-volume analysis disclosed declines for both oil and gas in average unit price and volume of sales. Crude oil sales decreased $21,592 as a result of a drop in average price per barrel of $2.85 to $17.97, and $31,431 because of a decrease in barrels sold of 1,509 to 7,576. Natural gas sales fell $9,889 because of a drop in the average price per MCF of $.05 to $2.00, and $35,860 because of a decrease in volume sold of 12,669 MCF to 189,462.

     Operating Costs and Expenses. Production costs increased $3,339 (4%) between the quarters. The increase is counter to the decline between the nine months periods. For the most part, the increase was the result of reduced transportation costs in 1996. The reduction occurred because of an operator's adjustment of costs related to the Brounkowski #1, a Robertson County, Texas royalty interest well.

     Exploration and development expense decreased $51,300 (32%) between the quarters. The decrease was the result of a $12,321 decline in geological and geophysical expense and a $38,719 decline in exploration and development costs charged to expense.

     The $64,613 (130%) increase in depreciation, depletion and valuation provisions resulted from accelerated amortization of older Oklahoma producing and non-producing leaseholds.

     Provisions for Income Taxes. The calculated provision for income taxes increased $44,183 between the quarters because a $147,135 decrease in the estimated current tax provision was offset by a $191,318 increase in the estimated deferred tax provision.

     Other than the disclosures in the above paragraphs, there were no material changes between the quarters which were not discussed in Item 2, above, for the nine months.

                                     PART II


                                OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

     (a)      Exhibit 27.  Financial Data Schedule

     (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended September 30, 1997



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE RESERVE PETROLEUM COMPANY
                                       (Registrant)



Date:    November 11, 1997             /s/  Mason McLain
     --------------------------        ------------------------------
                                       Mason McLain
                                       President




Date:    November 11, 1997             /s/ Jerry L. Crow
     --------------------------        ------------------------------
                                       Jerry L. Crow
                                       Principal Financial and
                                       Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
-------                  -----------
  27               Financial Data Schedule