Form 10KSB40
period 1997-12-31
RESERVE PETROLEUM CO
filed 1998-03-27
CIK 83350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1997 were $2,781,206. As of March 16, 1998, there were 168,313 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates as determined by averaging the highest and lowest bid as of March 6, 1998 was $3,680,028. (No sales or asked prices have been reported in the last 60 days)

                       DOCUMENTS INCORPORATED BY REFERENCE

      Items 9, 10, 11 and 12 required by Part III, are incorporated herein by reference to the Company's proxy statement to be mailed to security holders on or about April 7, 1998, in connection with its annual stockholders' meeting to be held on May 5, 1998.
Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                               ---    ---

See Exhibit Index on Page 39.

                               TABLE OF CONTENTS



                                                                                                                     Page
                                                                                                                     ----
     Forward Looking Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
PART I
     Item 1.   Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
     Item 2.   Description of Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
     Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . .  10
     Item 6.   Management's Discussion and Analysis  of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
     Item 7.   Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
     Item 8.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

PART III
     Item 9.   Directors, Executive Officers, Promoters and Control Persons
               Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . . . .  39
     Item 10.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
     Item 11.  Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . . . . . .  39
     Item 12.  Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
     Item 13.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39


Forward Looking Statements.

In addition to historical information, from time to time the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Although management believes that the expectations reflected in such forward looking statements are based on reasonable
assumptions,   a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

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

         The provisions for depreciation, depletion and amortization of oil and gas properties constitute a particularly sensitive accounting estimate. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method; however, when a leasehold is impaired or condemned, an appropriate adjustment to the provision is
         made at that time.   Forward looking estimates of such adjustments are
         very imprecise. The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment. Depletion and depreciation of oil and gas properties are computed using the units-of-production method. A significant unanticipated change in volume of production or estimated reserves would result in a material unforecast change in the estimated depletion and depreciation provisions.

         In prior years, income from available for sale securities and trading securities have made substantial contributions to net income. Available for sale securities and trading securities are used to reserve funds until needed in the Company's capital investing and financing activities. When those funds are utilized, net income will be materially reduced. Management may not have adequate lead time before the funds are required to include the utilization in any forward looking statements.

         The Company has equity investments in which the decisions relating to day-to-day operations and control of the entities is vested in organizations and/or individuals over which the Company has limited or no control. These equity investments in 1996 and 1997 have made substantial contributions to the Company's net income. The Management of these entities could at any time make decisions in their own best interests which could materially affect the Company's net income, either positively or negatively. See Item 1 "Description of Business
         - Other Business", for information regarding these equity investments.

The Reserve Petroleum Company undertakes no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 1998 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

Item 1.  Description of Business.

The Reserve Petroleum Company (the "Company") is engaged principally in the exploration for and the development of oil and natural gas properties. Other business segments are not significant factors in the Company's operations. The Company is a corporation organized under the laws of the State of Delaware in 1931.

Oil and Natural Gas Properties.

For a summary of certain data relating to the Company's oil and gas properties including production, undeveloped acreage, producing and dry wells drilled and recent activity see Item 2, "Description of Properties". For a discussion and analysis of current and prior years' revenue and related costs of oil and gas operations, and a discussion of liquidity and capital resource requirements, see Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Mineral Property Management. The Company owns non-producing mineral interests in approximately 271,587 gross acres equivalent to 93,811 net acres. These mineral interests are located in nine states with 57,101 net acres in the states of Oklahoma and Texas, the area of concentration for the Company in its present development programs.

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. In 1997 $1,723,295 (62%) of oil and gas sales were from owned mineral properties as compared to $2,059,079 (73%) in 1996. For additional information regarding the decrease in royalty interests production, see Item 6, subheading, "Operating Revenues". As a result of its mineral ownership, in 1997 the Company had royalty interests in 14 gross (.287 net) wells which were drilled and completed as producing wells.

Development Program. The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with the joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 1997, the Company participated in the drilling of development
wells of which  2 gross (.24 net) wells were completed as   gas producers and
1 gross (.17 net) well was non-productive. One gross (.18 net) well was in process at year end and subsequently completed as an oil producer.

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

In 1997, the Company had fractional interests in nine prospects which were tested, including one prospect which was in process at December 31, 1996.

         A prospect in south Texas in which the Company had a 6% working interest had a test well in process at year end 1996. The test well was non-commercial. The prospect is currently under evaluation.

         A one well prospect in Major County, OK in which the Company had a 16% working interest was completed as a gas producer.

         A test well on a prospect in McClain County, Oklahoma, was successfully completed as an oil well. A development well in process at December 31, 1997, was successfully completed as an oil well in January, 1998. Two additional development wells are projected for 1998 and possibly one more later.

         The re-entry of a well in Garvin County, Oklahoma, in which the Company had an 18% working interest, and drilling to the Viola formation resulted in an oil producer. Additional drilling is under evaluation.

         The initial test well on another Garvin County, Oklahoma, prospect, in which the Company had a 17% working interest, resulted in a dry hole. The prospect is under evaluation.

         A joint venture in Coal County, Oklahoma consisting of four prospects in which the Company had a working interest of 18% in three of the prospects and 15% in the other, was tested in 1997. Four exploratory test wells resulted in one marginal gas well and three dry holes. No further drilling is currently planned on these prospects.

Plans for 1998 currently include testing three Oklahoma exploratory prospects.

Customers.   In 1997, the Company had one customer whose total purchases were greater than 10% of revenues from oil and gas sales. The customer purchased $698,367 or 25%, of total oil and gas sales. As discussed in Item 3, "Legal Proceedings", in March, 1998, the Company was informed future gas runs have been suspended.

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

Year 2000 Issue. Many existing computer programs use only two digits to identify a year in the date field (i.e. 12/31/97). These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 ( the "Year 2000 Issue").

The Company has addressed the Year 2000 Issue relating to its business, its operations (including operating systems) and its relationships with its customers, suppliers, and other constituents. All computer software which is used by the Company in processing financial, accounting and property management information was developed in house by the Company's programmer, who is currently employed by the Company. His review of the Company's various software applications disclosed no material Year 2000 Issue. The Company has no significant electronic interaction with its customers, suppliers, creditors or financial service organizations. The Company does not expect that the Year 2000 Issue, or the cost of addressing the Year 2000 Issue, will have a material impact on its business, operations or financial condition. However, the Company intends to review, on an ongoing basis, whether there are any changes in anticipated costs, problems and uncertainties associated with Year 2000 consequences.

Other Business.

The Company has net equity (unaudited) of $138,918 in its 33% limited partner's interest in an Oklahoma limited partnership which was formed in 1978 principally to invest in Oklahoma City real estate. The partnership has constructed an office building in Oklahoma City at a total cost of approximately $2,300,000 for the land and building. The Company has its office in the building under a lease with the partnership. At December 31, 1997, the partnership had assets in excess of liabilities of $420,960 and had a net income of $22,663 for the year then ended (unaudited).

The Company has net equity (unaudited) of $240,002 ($49,650 cost basis) at December 31, 1997, in its 9% interest in an Oklahoma limited liability company
(LLC) which developed and is operating a golf course in the Oklahoma City metropolitan area. Through an affiliated partnership, the LLC is developing real estate surrounding the golf course. The LLC had assets in excess of liabilities of $2,516,688 at December 31, 1997, and net income of $597,027 (unaudited) for the year then ended.

The Company has a net equity (unaudited) of $ 93,978 ($-0- cost basis)   at
December 31, 1997 in its 10% interest in an Oklahoma limited liability company which was formed in December 1992 to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. The limited liability company had assets in excess of liabilities of $741,083 at December 31, 1997, and net income of $698,026 (unaudited) for the year then ended.

Reference is made to Note 7 of the accompanying financial statements for more information about the partnership and limited liability companies.

Employees.

At December 31, 1997, the Company had eight employees, including officers. All the Company's employees devoted a portion of their time to duties with affiliated companies and received compensation directly from those companies during 1997.

Item 2.    Description of Properties.

The Company's principal properties are oil and natural gas properties as described below.

Oil and Natural Gas Operations.

Oil and Gas Reserves. Reference is made to the unaudited supplemental financial information beginning on Page 34 for working interest reserve quantity information.

Since January 1, 1997, the Company has filed no reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its annual 1996 report on Form 10-KSB and Federal income tax return for the year ended December 31, 1996. Those reserve estimates were identical.

Production. The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 1997, 1996 and 1995. Equivalent MCF was developed using approximate relative energy content.

              Royalties                         Working Interests
         --------------------     ----------------------------------------------
             Sales Price              Sales Price            Average Production
         --------------------     ---------------------
           Oil         Gas         Oil          Gas              Cost per
         Per Bbl     Per MCF      Per Bbl      Per MCF         Equivalent MCF
         -------     -------      --------     --------     --------------------
1997     $19.33      $   2.32     $  20.41      $  2.59            $  .76
1996     $19.76      $   1.90     $  20.85      $  1.99            $  .77
1995     $16.35      $   1.67     $  17.01      $  1.42            $  .91

At December 31, 1997, the Company had working interests in 66 gross (7.5 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 62 gross (3.4 net) wells producing primarily oil. These interests were in 19,169 gross (2,062 net) producing acres. These wells include 44 gross (.32 net) wells associated with secondary recovery projects.

Twenty-three percent, or 9,340 barrels of the Company's oil production during 1997 was derived from royalty interests in mature West Texas water-floods.

Undeveloped Acreage. The Company's undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company's gross and net acres in each:

                                                                   Acreage
                                                             -------------------
                                                              Gross        Net
                                                             -------     -------
Non-producing Mineral Interests                              271,587      93,811
Undeveloped Leaseholds                                        14,932       1,957

Net Productive and Dry Wells Drilled. The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 1995 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

                                 Number of Net Working Interest Wells Drilled
                                 ---------------------------------------------
                                     Exploratory               Development
                                 --------------------     --------------------
                                 Productive      Dry      Productive      Dry
                                 ----------     -----     ----------     -----
1997                                    .66       .74            .24       .17
1996                                    .88       .83            .31       .16
1995                                    .45       .24            -0-       -0-

    Recent Activities.    At December 31, 1997, the Company had a 18% working
interest in a Southern Oklahoma exploratory well which was drilling.   The well
was completed as an oil producer in January, 1998.

Item 3.  Legal Proceedings.

In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. Following a jury trial held in August, 1996, a judgment was entered in favor of the Company on all its claims. Certain defendants appealed the judgment to the Texas Court of Appeals. On February 11, 1998 the appellate court affirmed the judgment in all respects as to the issues affecting the Company's mineral interests, but denied recovery of attorney's fees awarded by the trial court. The appellants have until the end of March, 1998, to seek further review by the Texas Supreme Court. Certain defendants have indicated that they intend to prosecute further appeals. Approximately $854,000 of proceeds from oil and gas sales are held in suspense by the Unit Operator. These proceeds will be recorded as revenue by the Company when released by the Unit Operator.

An action was filed in the District Court of Robertson County, Texas, seeking a declaration that the plaintiff owns an additional interest in the Brounkowski Gas Unit. The Company was added as a Defendant in this action in December, 1997, because it owns minerals included in the Brounkowski Unit. Plaintiff does not assert claims directly against the Company and the information available to the Company at this time appears to indicate that if the Plaintiff is successful in this action, the minerals he claims are currently in the name of parties other than the Company. In February, 1998, the operator suspended payment of proceeds from gas sales after filing of Plaintiff's amended position. The Company's management intends to take steps to obtain current payments from the operator and believes that long-term suspension, if any, will not exceed 10% of the Company's interest in production or approximately $3,500 per month.

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

                                                         Quarterly Ranges
                                                 -------------------------------
             Quarter Ending                          High Bid          Low Bid
         -----------------------                 --------------     ------------
                03/31/96                                26             24 3/8
                06/30/96                                27 1/2         26
                09/30/96                                31 1/4         27 1/2
                12/31/96                                31 1/2         31 1/4
                03/31/97                                32 3/4         31 1/2
                06/30/97                                34 3/4         32 3/4
                09/30/97                                34 3/4         34 3/4
                12/31/97                                36             34 3/4

There was limited public trading in the Company's common stock in 1997 and 1996. In 1997, there were twenty-one brokered trades appearing in the Company's transfer ledger, and in 1996, there were thirteen.

At March 10, 1998, the Company had approximately 1323 record holders of its common stock. The Company paid dividends on its common stock in the amount of $1.00 per share in the second quarter of 1997 and 1996. Unless there is an unforeseen change in market conditions or the Company's financial condition, management intends to recommend to the board of directors that the annual dividend remain at $1.00 per share in 1998.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

Year 2000 Issue. Many existing computer programs use only two digits to identify a year in the date field (i.e. 12/31/97). These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 ( the "Year 2000 Issue").

The Company has addressed the Year 2000 Issue relating to its business, its operations (including operating systems) and its relationships with its customers, suppliers, and other constituents. All computer software which is used by the Company in processing financial, accounting and property management information was developed in house by the Company's programmer, who is currently employed by the Company. His review of the Company's various software applications disclosed no material Year 2000 Issue. The Company has no significant electronic interaction with its customers, suppliers, creditors or financial service organizations. The Company does not expect that the Year 2000 Issue, or the cost of addressing the Year 2000 Issue, will have a material impact on its business, operations or financial condition. However, the Company intends to review, on an ongoing basis, whether there are any changes in anticipated costs, problems and uncertainties associated with Year 2000 consequences.

Liquidity and Capital Resources.

Net working capital at December 31, 1997, was $4,275,207 an increase of $491,993 (13%) from $3,783,214 at December 31, 1996. Net working capital was positively affected by cash flow from operations of $825,211, cash distributions from equity investments of $125,500, and a net decrease in income taxes payable of $262,696. This increase in net working capital was reduced by net property additions of $489,432, cash dividends paid to shareholders totaling $164,819 and treasury stock purchases of $3,320. The above summarized positive and negative changes, which net to $442,886, are the most significant items contributing to the net increase in working capital of $491,993.

Cash Flows From Operating Activities. Cash paid for exploration and development expenses charged to operations are directly related to expenditures for property additions and will be considered in the discussion of investing activities, below. Exclusive of the above noted exploration and development expenses, cash flows from operations were $1,461,888 in 1997, a $95,170 (6%) decrease from 1996. Of note, the $370,142 cash paid for income taxes in 1997, includes a $190,000 payment for 1996 taxes, and $75,000 of the 1997 payments are estimated to be refunded.

Cash Flows Applied to Investing Activities. Net cash applied to investing activities was $728,668, a $34,190 (4%) decrease from 1996. An increase in net cash applied to available for sale securities of $112,278 (44%) was offset by a decrease in net cash applied to property additions of $99,768 (17%) and a net increase in cash distributions from equity investments of $46,700 (59%).

Available for sale securities are primarily US Treasury Bills or Notes used to store cash flows which are not needed immediately. For the most part cash flows with which these securities were purchased were from operating activities. When current cash requirements are greater than the balance of cash, cash equivalents and operating cash flows, the additional required cash will be drawn from available for sale securities.

Property additions are directly related to the Company's oil and gas exploration and development drilling activity. Expenditures for unsuccessful exploratory and development drilling as well as geological and geophysical costs are included in operating activities. Cash applied to property additions in 1997 included $519,974 classified as investing activities and $636,677 classified as operating activities for a total of $1,156,651. This compares to a total of $1,184,625 in 1996.

Financing Activities. Net cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 1997, cash dividends paid on common stock amounted to $164,819 as compared to $160,306 in 1996. Cash applied to the purchase of treasury stock was $3,320 in 1997 as compared to $20,214 in 1996.

Forward-looking Summary.  Please refer to page 3 for a summary of some of the
risks and uncertainties that may affect this forward-looking summary.   The
Company's current estimates indicate cash flow from operations, exclusive of exploration and development costs charged to operations will approximate $1,465,000 or about the same as comparable actual cash flows from 1997. Also, current estimates indicate cash required for capital expenditures, inclusive of exploration and development costs charged to operations will approximate $740,000, and cash to be applied to financing activities should approximate actual 1997 cash applied of $168,000. Therefore, operating cash flows, along with existing available for sale securities should supply the funds necessary to meet 1998 cash requirements. See Item 3, "Legal Proceedings" for a discussion of gas runs which were suspended by the property's operator in February 1998. If these gas runs remain suspended for the remainder of 1998, the Company estimates that projected cash flows will be reduced by approximately $370,000. Also, this forward-looking summary does not include an estimate of any amounts that may be recovered from the Leon County, Texas quiet title action.

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

Results of Operations.

In 1997, net income per share fell $2.36 to $2.32 per share from $4.68 per share 1996. The decrease was the result of a decline in net income to $391,232, a $400,146 (51%) decrease from 1996. Material line item changes in the statements of operations which contributed to the decrease in net income will be discussed below.

Operating Revenues. Operating revenues decreased $120,102 (4%) to $2,781,206 in 1997 from $2,901,308 in 1996. Oil and gas prospect sales decreased $44,302 to $11,288 in 1997 and lease bonuses and rentals decreased $5,944 to $1,683. The remaining decrease of $69,856 was the result of a decline in revenues from oil and gas sales which will be discussed in the following paragraphs.

The following table presents a price and volume analysis of oil and gas sales for the years ended December 31, 1997 and 1996. The table does not include an analysis of revenues from miscellaneous oil and gas products which totaled $14,734 in 1997 and $18,008 in 1996.

                                                      Variance
                                               ----------------------
            Production               1997         Price        Volume    1996
            ----------             --------    ----------   ---------  ---------
            Oil -

            Bbls (000 omitted)           41           --          (3)         44
            $(000 omitted)         $    812         (19)         (54)        885
            Unit Price             $  19.63        (.45)           --      20.08

            Gas -

            MCF (000 omitted)           802           --        (203)      1,005
            $(000 omitted)         $  1,941          396        (390)      1,935
            Unit Price             $   2.42          .50           --       1.92

Revenues from oil sales fell $72,724 (8%) to $812,125 in 1997 from $884,849 in 1996. The volume of oil sales decreased 2,708 barrels (Bbls) to 41,367 Bbls in 1997, and resulted in a negative volume variance of $54,381. The decline in the volume resulted from a decline in both royalty interests and working interests production. Royalty production fell 1,571 Bbls (5%) to 29,656 Bbls as production of 10,119 Bbls which came on line in 1997 was more than offset by an 11,690 Bbl decline in older producing properties. Of the

11,690 Bbl decline in older production, 11,135 Bbl were from properties in the Austin Chalk area of Texas which first produced in 1996. These Austin Chalk area properties, which are noted for their rapidly declining production, produced 16,457 Bbls in 1996. Of the 10,119 Bbls of new production, 5,900 Bbls were produced from the Austin Chalk, and are also expected to decline rapidly. Working interest production fell 1,137 Bbls (9%) to 11,711 Bbls as a drop in production from older producing properties of 3,123 Bbls was partially offset by production of 1,986 Bbls which first came on line in 1997. The drop in production from older properties was a normal decline.

The average price received for oil sales fell $.45 per Bbl to $19.63 resulting in a negative price variance of $18,343. The price received for sales of oil is based on the spot market price over which the Company has no control.

Revenues from natural gas sales increased $6,142 (.3%) to $1,941,376 in 1997 from $1,935,234 in 1996. The price and volume analysis disclosed an unfavorable volume variance of $389,731 offset by a favorable price variance of $395,873.

The unfavorable volume variance was the result of a decline in gas production of 202,985 thousand cubic feet (MCF) to 802,426 MCF in 1997 from 1,005,411 MCF in 1996. A decline in production from older producing properties of 290,008 MCF was partially offset by production of 87,023 MCF from properties which first produced in 1997. Of the total decline in production from older properties, 212,026 MCF resulted from a decrease in production from the #1 Brounkowski, a Robertson County, Texas royalty interest which came on line in 1995. Production from the #1 Brounkowski was 319,532 MCF in 1997 compared to 531,558 MCF in 1996. Also revenues from #1 Brounkowski's gas sales fell $268,913 (28%) to $684,975 in 1997 from $953,888 in 1996. However, the well still produced 25% of total revenues from oil and gas sales in 1997 as compared to 34% in 1996. The decline in the #1 Brounkowski was anticipated as was most of the other production declines. See Item 3, "Legal Proceedings", which provides information regarding the operator's February, 1998 suspension of payment of gas runs from the #1 Brounkowski.

The favorable price variance of $395,873 resulted because the average price received for gas production increased $.50 per MCF to $2.42 in 1997 from $1.92 in 1996. The Company sells most of its gas on the spot market or has contracts which are based on the spot market. Sales made under fixed price contracts with terms longer than one year are insignificant.

         Operating Costs and Expenses. The Company had an overall increase in operating costs and expenses of $501,553 (22%) to $2,759,053 in 1997 from $2,257,500 in 1996. An increase in exploration and development expense of $408,014 (105%) and depreciation, depletion, amortization and valuation provisions of $118,265 (16%) was partially offset by a decrease in production costs of $18,537 (5%) and general administrative and other expense of $6,189 (.8%).

         Exploration and Development Expense Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory and development drilling. The costs of successful exploratory and development drilling are capitalized. Total costs of exploration and development, inclusive of geological and geophysical costs, were $1,175,729 in 1997 and $1,142,844 in 1996. Cost charged to operations were $651,306 in 1997 and $385,961 in 1996, inclusive of geological and geophysical expense of $75,130 in 1997 and $157,146 in 1996.

         Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components are the provision for impairment of non-producing leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment was $164,859 in 1997 and $113,858 in 1996.

As discussed in Note 11 to the accompanying financial statements, a change in an accounting principle first effective for the Company in 1996, requires the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Reviews were performed in both 1997 and 1996, resulting in the recognition of impairment losses totaling $226,986 in 1997 and $382,862 in 1996.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas or a change in the rate of production. The provisions for depletion and depreciation totaled $439,200 in 1997 a $217,412 (9%) increase from 1996. The 1997 and 1996 amounts were net of reductions of $120,264 and $63,365, respectively because of the reduced basis of long-lived assets on which an impairment loss was recognized, as discussed above.

         General, Administrative and Other Expenses (G&A). Overall, G&A expense fell $6,189 (.8%) to $753,536 in 1997 from $759,725 in 1996; however, there were some significant variances between the periods in the expense detail. The Company shares facilities and employees with affiliated Companies, and related expenses are allocated between the Companies. Effective January 1, 1997, the expense allocation was changed to more accurately reflect the use of facilities and employees. The allocation change resulted in an increase in G&A expense for the Company of approximately $23,000. Salary adjustments resulted in a $21,000 increase in salary expense. Texas franchise and property taxes increased $74,600 mostly because of increased revenues from oil and gas producing properties. Legal fees dropped $111,411 to $75,777 to a great extent because the Leon County, Texas, quiet title action discussed in Item 3, "Legal Proceedings", is now in the Texas Court of Appeals which has required less attorney time.

Other Income, Net. This line item consist of interest and other investment income as offset by investment losses and various other non-operating income and expense. Other income, net had an overall increase of $91,148 (32%) to $372,552 in 1997. Items of significance include an increase in income of equity investments of $137,337 and increased interest income of $18,320 as offset by a decrease in gains on sale of assets of $69,744 and a decrease in gain from sale of trading securities of $11,521.

Provisions for (Benefit from) Income Taxes. In 1997, the Company had a calculated provision for income tax of $3,473 for an effective tax rate of .88% as the current tax expense of $107,446 exceeded the deferred tax benefit of $103,973. In 1996, a calculated provision for income tax of $133,824 resulted because the current tax expense of $259,461 exceeded the deferred tax benefit of $125,627. See Note 6, to the accompanying financial statements for an analysis of the various components of income taxes for both 1997 and 1996.

Forward-looking Summary.    Please refer to Page 3 for a summary of some of the
risks and uncertainties that may affect these forward-looking statements. Projection of the results of operations for 1998 as compared to 1997 actual results follows:

                                               (000 Omitted)
                                        ------------------------------
                                                            Net Income
                                        Estimate   Actual    Increase
                                          1998      1997    (Decrease)
                                        --------   ------   ----------
         Operating Revenues             $  2,373   $2,781         (408)

                                        --------   ------   ----------

         Operating Costs & Expenses:
            Production                       365      369            4
            Exploration & Development        325      795          470
            DD&A                             750      841           91
            G&A                              750      754            4

                                        --------   ------   ----------
                                           2,190    2,759          569

                                        --------   ------   ----------

         Operating Income                    183       22          161
         Other Income, Net                   250      373         (123)

                                        --------   ------   ----------
         Income Before Taxes                 433      395           38
         Provision for Income Tax             66        4          (62)

                                        --------   ------   ----------
            Net Income                  $    367   $  391   $      (24)
                                        ========   ======   ==========

Revenues from the sale of oil and gas is estimated at $2,358,000, a $410,000
(15%) decrease from 1997 actual.   Oil sales for 1998 are estimated at 38,000
Bbls at an average price of $16.92 per Bbl, as compared to the actual oil sales in 1997 of 41,400 Bbls at an average price per Bbl if $19.63. Gas sales are estimated at 762,000 MCF at an average price per MCF of $2.24. Actual gas sales in 1997 were 802,000 MCF at an average price per MCF of $2.42.

The projected decline in oil and gas volumes assumes a normal decline for properties which produced in 1997 and no new production coming on line in 1998. In addition, see Item 3, "Legal Proceedings", for a discussion of gas runs which were suspended by the property's operator in February 1998. These runs, estimated at $370,000 for 1998, are included in the projection of revenues from gas sales. Also, this forward-looking summary does not include an estimate of any amounts that may be recovered from the Leon County, Texas quiet title action.

The average price used for the 1998 projections of revenues from oil and gas sales is management's most recent estimate of the average price to be received for the year 1998. It should be noted that recent spot market prices for oil were $12 per Bbl and lower, and spot market prices for gas were as low as $2.15 per MCF. If the spot market prices were to remain at this level for the remainder of the year, the Company's projection of revenues from oil and gas sales will be significantly overstated.

Operating costs and expenses are projected at $2,190,000 for 1998, a $569,000 (21 %) decrease from 1997. Most of the estimated decrease results from a $470,000 (59%) decline in exploration and development expense and a $91,000 (11%) decline in DD&A.

Management's current estimate of total exploration and development costs for 1998 is $741,000, of which $325,000 is estimated to be charges against operations and $416,000 capitalized as proved properties. Geological and geophysical expense is $72,000 of the total. All of the remaining $669,000 could be capitalized or expensed depending upon the results of drilling. Also, if the Company's exploration is successful, significant additional costs could be incurred for development drilling and lease acquisition.

DD&A is projected to decline because no significant additions to long lived asset impairment is anticipated. However, if product spot market prices remain at their current low level, additional impairment losses could result.

Other income, net is estimated to fall to $250,000 a $123,000 (33%) decline from 1997 actual. For the most part, the projected decline results because income from equity investments is not expected to remain at the 1997 level.

The provisions for income tax is projected at $66,000 for 1998 as the estimated current tax provision of $43,000 is increased by an estimated deferred provision of $23,000.

Item 7.  Financial Statements.


         Index to Financial Statements.

                                                                                                                     Page
                                                                                                                     ----
         Report of Independent Certified Public Accountants - Grant Thornton LLP                                       18

         Balance Sheets - December 31, 1997 and 1996                                                                   19

         Statements of Operations - Years Ended December 31, 1997 and 1996                                             21

         Statement of Stockholders' Equity - December 31, 1997 and 1996                                                22

         Statements of Cash Flow - Years Ended December 31, 1997 and 1996                                              23

         Notes to Financial Statements                                                                                 25

         Unaudited Supplemental Financial Information                                                                  34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, the Company changed its method of accounting for impairment of long-lived assets.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
March  13, 1998

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
Current Assets:
    Cash and Cash Equivalents (Note 2)                 $  313,540   $  385,136
    Available for Sale Securities  (Notes 2 & 5)        3,306,740    2,942,004
    Trading Securities (Notes 2 & 5)                      447,266      414,751
    Receivables                                           278,741      309,147
    Refundable Income Taxes                                75,424           --
    Prepayments & Deferred Income Taxes                     5,625        5,625
                                                       ----------   ----------
                                                        4,427,336    4,056,663
                                                       ----------   ----------
Investments:
   Partnership and Limited
     Liability Companies (Notes  2 & 7)                   490,587      448,908
   Other                                                   16,230       16,230
                                                       ----------   ----------
                                                          506,817      465,138
                                                       ----------   ----------
Property, Plant & Equipment (Notes 2 & 11):
   Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
           Unproved Properties                            597,284      543,454
           Proved Properties                            4,228,063    4,704,113
                                                       ----------   ----------
                                                        4,825,347    5,247,567
      Less - Valuation Allowance and Accumulated
           Depreciation, Depletion & Amortization       3,427,157    3,399,478
                                                       ----------   ----------
                                                        1,398,190    1,848,089
                                                       ----------   ----------
    Other Property & Equipment, at Cost                   324,104      322,398
      Less - Accumulated Depreciation & Amortization      169,195      173,190
                                                       ----------   ----------
                                                          154,909      149,208
                                                       ----------   ----------
                                                        1,553,099    1,997,297
                                                       ----------   ----------
Other Assets                                              478,137      344,518
                                                       ----------   ----------
                                                       $6,965,389   $6,863,616
                                                       ==========   ==========

(continued)
See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

(concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               December 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
Current Liabilities:
   Accounts Payable                                      $   93,044   $   25,342
   Income Taxes Payable                                          --      187,272
   Other Current Liabilities
      Gas Balancing Commitment                               45,344       49,333
       Other                                                 13,741       11,502
                                                         ----------   ----------
                                                            152,129      273,449
                                                         ----------   ----------

Dividends Payable (Note 3)                                  132,094      128,474
                                                         ----------   ----------


Commitments & Contingencies (Notes 7 & 9)

Stockholders' Equity (Notes 3 & 4)
   Common Stock                                              92,368       92,368
   Additional Paid-in Capital                                65,000       65,000
   Retained Earnings                                      6,698,773    6,475,980
                                                         ----------   ----------
                                                          6,856,141    6,633,348

   Less  - Treasury Stock at Cost                           174,975      171,655
                                                         ----------   ----------
                                                          6,681,166    6,461,693
                                                         ----------   ----------
                                                         $6,965,389   $6,863,616
                                                         ==========   ==========

See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS


                                                         Year Ended December 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
Operating Revenues:
   Oil & Gas Sales                                       $2,768,235    2,838,091
   Lease Bonuses & Other                                     12,971       63,217
                                                         ----------   ----------
                                                          2,781,206    2,901,308
                                                         ----------   ----------
Operating Costs and Expenses:
    Production                                              369,213      387,750
    Exploration                                             795,151      387,137
    Depreciation, Depletion, Amortization
         & Valuation Provisions                             841,153      722,888
    General, Administrative and Other                       753,536      759,725
                                                         ----------   ----------
                                                          2,759,053    2,257,500
                                                         ----------   ----------
Income  from Operations                                      22,153      643,808
Equity Earnings in Investees                                162,445       25,108
Other Income, Net                                           210,107      256,296
                                                         ----------   ----------
Income before Income Taxes                                  394,705      925,212
Provisions for Income Taxes (Notes 2 & 6)                     3,473      133,834
                                                         ----------   ----------
Net Income                                               $  391,232   $  791,378
                                                         ==========   ==========
Per Share Data (Note 2):
    Net Income, Basic and Diluted                        $     2.32   $     4.68
                                                         ==========   ==========
    Cash Dividends                                       $     1.00   $     1.00
                                                         ==========   ==========
Weighted Average Shares Outstanding, Basic and Diluted      168,404      169,216
                                                         ==========   ==========

See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE TWO YEARS ENDED DECEMBER 31, 1997





                                                                       Additional
                                                      Common            Paid-in            Retained       Treasury
                                                       Stock            Capital            Earnings         Stock
                                                 ---------------     --------------   ---------------    ----------
Balance at January 1, 1996                       $        92,368     $       65,000   $     5,854,105    $ (151,443)

         Net Income                                           --                 --           791,378            --

         Cash Dividends on Common Stock                       --                 --          (169,503)           --

         Purchase of Treasury Stock                           --                 --                         (20,212)
                                                 ---------------     --------------   ---------------    ----------
Balance at December 31, 1996                              92,368             65,000         6,475,980      (171,655)

         Net Income                                           --                 --           391,232            --

         Cash Dividends on Common Stock                       --                 --          (168,439)           --

         Purchase of Treasury Stock                           --                 --                --        (3,320)
                                                 ---------------     --------------   ---------------    ----------
Balance at December 31, 1997                     $        92,368     $       65,000   $     6,698,773    $ (174,975)
                                                 ===============     ==============   ===============    ==========




See Accompanying Notes

                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
Cash Flows from Operating Activities:
  Cash Received-
    Oil and Gas Sales                              $  2,826,730    $  2,646,288
    Lease Bonuses and Rentals                             1,683           7,627
    Agricultural Rentals                                 12,893           7,643
  Cash Paid-
    Production Costs                                   (362,511)       (388,050)
    Exploration and Development Expenses               (636,677)       (403,558)
    General Suppliers, Employees and Taxes,
      Other than Income                                (776,651)       (790,886)
  Interest Received                                     141,330         174,089
  Interest Paid                                         (11,250)        (11,250)
  Dividends Received on Trading
    Securities                                            8,993           6,057
  Purchase of Trading Securities                     (1,796,067)     (1,868,703)
  Sale of Trading Securities                          1,786,880       1,862,712
  Income Taxes Paid                                    (370,142)        (88,469)
                                                   ------------    ------------
    Net Cash Provided by Operating
      Activities                                        825,211       1,153,500
                                                   ------------    ------------

Cash Flows from Investing Activities:
  Sale and Maturity of Available for
               Sale Securities                        1,209,258       1,665,332
  Purchase of Available for Sale Securities          (1,573,994)     (1,917,790)
  Property Dispositions                                  30,542         191,867
  Property Additions                                   (519,974)       (781,067)
  Cash Distributions from Equity Investments            125,500          83,600
  Cash Payments for Equity Investments                       --          (4,800)
                                                   ------------    ------------
     Net Cash Applied to Investing Activities      $   (728,668)   $   (762,858)
                                                   ------------    ------------

(Continued)

See Accompanying Notes

(Concluded)
                         THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
Cash Flows Applied to Financing Activities:
  Dividends Paid to Shareholders                   $   (164,819)   $   (160,306)
  Purchase of Treasury Stock                             (3,320)        (20,214)
                                                   ------------    ------------
    Total Cash Applied to Financing  Activities        (168,139)       (180,520)
                                                   ------------    ------------

Net Change in Cash and Cash Equivalents                 (71,596)        210,122
Cash and Cash Equivalents at Beginning of Year          385,136         175,014
                                                   ------------    ------------
Cash and Cash Equivalents at End of Year           $    313,540    $    385,136
                                                   ============    ============
Reconciliation of Net Income to Net
    Cash Provided by Operating Activities:
Net Income                                         $    391,232    $    791,378
Net Income Increased (Decreased) by -
    Net Change in -
      Unrealized Holding (Gains) Losses
            on Trading Securities                        (5,142)        (13,616)
      Accounts Receivable                                61,607        (172,618)
      Interest and Dividends Receivable                 (38,331)         11,543
      Income Taxes Refundable/Payable                  (262,697)        170,992
      Accounts Payable                                   34,849         (31,093)
      Trading Securities                                (27,373)        (27,224)
    Gain from Equity Investments                       (162,445)        (25,108)
     Loss (Gain) on Disposition of Property
      & Equipment                                       127,727        (128,425)
    Depreciation, Depletion, Amortization
      and Valuation Provisions                          841,153         722,888
    Change in Cash Value of Officers'
      Life Insurance                                    (27,408)        (15,522)
    Change in Deferred Taxes                           (103,972)       (125,627)
    Gas Balancing Liabilities                            (3,989)         (4,068)
                                                   ------------    ------------
Net Cash Provided by Operating Activities          $    825,211    $  1,153,500
                                                   ============    ============

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

         The following estimated useful lives are used for the different types of property:

                 Buildings and improvements               10 to 20 years
                 Office furniture & fixtures               5 to 10 years
                 Automotive equipment                      5 to  8 years

         Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. See Note 11 for discussion of impairment losses.

         Investments

         The Company accounts for its investments in a partnership and limited liability companies on the equity basis and adjusts the investment balance to agree with its equity in the underlying assets of the entities. See Note 7 for additional information.

         Trading Securities, which consist primarily of equity securities, are carried at fair value with unrealized gains and losses included in earnings.

         Available for sale securities, which consist primarily of US Government securities, are carried at fair value with unrealized gains and losses reported as a component of other comprehensive income, when material.

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

         Net Income Per Share

         Net Income per share is calculated based on the weighted average of the number of shares outstanding during the year pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share", which was adopted during the year ended December 31, 1997. Because the Company has only common stock outstanding, the adoption of this standard did not require restatement of 1996 net income per share.

         Concentrations of Credit Risk and Major Customers

         The Company's receivables relate primarily to sales of oil and natural
         gas to purchasers with operations in Texas and Oklahoma.   The Company
         had one purchaser in 1997 and two purchasers in 1996 whose purchases were in excess of 10% of total oil and gas sales. In 1997, those purchases were $698,367, or 25% of total oil and gas sales. In 1996, the purchases were $970,972 or 34% of total oil and gas sales by one purchaser, and $392,246, or 14% of total oil and gas sales by the other.

         Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Reclassifications

         Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

Note 3 - DIVIDENDS PAYABLE

         Dividends payable include amounts that are due to stockholders whom the Company has been unable to locate and uncashed dividend checks of other stockholders.

Note 4 - COMMON STOCK

         The following table summarizes the changes in common stock issued and outstanding:

                                                    Shares of
                                       Shares       Treasury         Shares
                                       Issued         Stock        Outstanding
                                     ----------    -----------    -------------
         January 1, 1996, $.50
         par value stock, 400,000
         shares authorized           184,735.28      15,159.55       169,575.73

         Purchase of stock                   --       1,097.00        (1,097.00)
                                     ----------    -----------    -------------

         December 31, 1996, $.50
         par value stock, 400,000
         shares authorized           184,735.28      16,256.55       168,478.73

         Purchase of stock                   --         166.00          (166.00)
                                     ----------    -----------    -------------

         December 31, 1997, $.50
         par value stock, 400,000
         shares authorized           184,735.28      16,422.55       168,312.73
                                     ==========    ===========    =============


Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

         At December 31, 1997 and 1996, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income pursuant to Statement of Financial Accounting Standards No. 130 is not required. At December 31, 1997, all available for sale securities mature prior to November 30, 1998. In 1997 proceeds from sales of securities prior to maturity totaled $691,602 with no significant realized gains or losses. In 1996 there were no sales of securities prior to maturity.

         As to the trading securities, the change in unrealized holding gains included in earnings was $5,142 for 1997 and $13,616 for 1996.

Note 6 - INCOME TAXES

         Components of deferred taxes follow:

                                                              December 31,
                                                        ---------------------
                                                          1997         1996
                                                        --------     --------
         Assets
              Leasehold Costs                           $351,904     $334,276
              Gas Balancing Receivable                    52,379       52,379
              Lease and Well Equipment                       256          512
              Long-Lived Asset Impairment                139,798      103,513
              Geological and Geophysical Costs             5,877           --
                                                        --------     --------
                                                         550,214      490,680
              Valuation Allowance                             --           --
                                                        --------     --------
                                                         550,214      490,680
                                                        --------     --------
         Liabilities
              Equity Investments                           6,756           --
              Marketable Securities                        3,742        1,502
              Intangible Development Costs               362,030      415,463
                                                        --------     --------
                                                         372,528      416,965
                                                        --------     --------

         Net Deferred Tax Asset                         $177,686     $ 73,715
                                                        ========     ========
         Change in Valuation Allowance for the Year     $     --     $     --
                                                        ========     ========

         The following table summarizes the current and deferred portions of income tax expense.

                                                       Year Ended December 31,
                                                     --------------------------
                                                        1997            1996
                                                     ----------      ----------
         Current Tax Expense:
              Federal                                $  107,446      $  259,461
              State                                          --              --
                                                     ----------      ----------
                                                        107,446         259,461
         Deferred Benefit                              (103,973)       (125,627)
                                                     ----------      ----------
         Total Provision                             $    3,473      $  133,834
                                                     ==========      ==========

         The total provision for income tax expressed as a percentage of income before income tax was .88% in 1997 and 14.47% in 1996. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 1997 and 1996 to income before income tax as summarized in the following reconciliation:



                                                        Year Ended December 31,
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------
         Computed Federal Tax
              Provision                               $  138,147     $  323,824
         Increase (Decrease) in Tax  From:
              Allowable Depletion in Excess of
                  Depletion for Financial Statements    (117,909)      (176,212)
              Non-conventional Fuel Credit                (8,953)       (12,684)
              Corporate Graduated Tax Rate
                  Structure                               (6,070)        (3,621)
              Dividend Received Deduction                 (2,203)        (1,779)
              Other                                          461          4,306
                                                      ----------     ----------
              Provision for Income Tax                $    3,473     $  133,834
                                                      ==========     ==========
              Effective Tax Rate                             .88%         14.47%
                                                      ==========     ==========


Note 7 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES

         The Company has a 33% interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership). The Partnership had assets in excess of liabilities of $420,960 and $398,297, at December 31, 1997 and 1996, respectively, and its net income for the periods then ended were $22,663 and $4,510.

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

         The office building is financed by a mortgage loan with a balance of $756,203 at December 31, 1997. The loan matures in 2002 with interest at New York prime rate capped at 8 1/2% until December 1998. The loan is collateralized by a first mortgage on the land and building, and the assignment of leases and rents.

         The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense was $27,388 and $26,006, for the years ended December 31, 1997 and 1996, respectively.

         The Company has a 9% interest in the Coffee Creek Golf Course Limited Liability Company (LLC), an Oklahoma limited liability company. The LLC has developed and is operating a golf course on real property it acquired in Oklahoma. The LLC is also developing adjacent real property for residential construction. At December 31, 1997, the Company's net equity in the LLC totaled $240,002, ($224,748 at December 31, 1996).

         In December, 1992 the Company invested $90,000 for a 10% interest in OKC Industrial Properties, L.C., an Oklahoma limited liability company, which was formed to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. At December 31, 1997, the Company's net equity in the limited liability company was $93,978, compared to $75,032 at December 31, 1996.

Note 8 - COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
         EXPLORATION, AND DEVELOPMENT ACTIVITIES

         All of the Company's oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

                                                        Year Ended December 31,
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------
         Acquisition of Properties
                Unproved                              $  186,921     $  306,454
                Proved                                $       --     $       --

         Exploration Costs                            $  795,691     $  706,429
         Development Costs                            $  193,117     $  129,961

Note 9 - LEGAL PROCEEDINGS

         In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. Following a jury trial held in August, 1996, a judgment was entered in favor of the Company on all its claims. Certain defendants appealed the judgment to the Texas Court
         of Appeals.   On February 11, 1998, the appellate court affirmed the
         judgment in all respects as to the issues affecting the Company's mineral interests, but denied recovery of attorney's fees awarded by the trial court. The appellants have until the end of March, 1998, to seek further review by the Texas Supreme Court. Certain defendants have indicated that they intend to prosecute further appeals. Approximately $854,000 of proceeds from oil and gas sales are held in suspense by the unit operator. These proceeds will be recorded as revenue by the Company when released by the unit operator. The Company has expended approximately $447,000 in drilling, completion and operating costs for these wells of which $201,936 was included in the Company's net investment in oil and gas properties at December 31, 1997.

         An action was filed in the District Court of Robertson County, Texas, seeking a declaration that the Plaintiff owns an additional interest in the Brounkowski Gas Unit. The Company was added as a Defendant in this action in December, 1997, because it owns minerals included in the Brounkowski Unit. Plaintiff does not assert claims directly against the Company and the information available to the Company at this time appears to indicate that if the Plaintiff were successful in this action, the minerals he claims are currently in the name of parties other than the Company. In February, 1998, the operator suspended payment of proceeds from gas sales after filing of Plaintiff's amended petition. The Company's management intends to take steps to obtain current payments from the operator and believe the long-term suspension, if any, will not exceed 10% of the Company's interest in production, or approximately $3,500 per month.

Note 10 - FINANCIAL INSTRUMENTS

         The following table includes various estimated fair value information as of December 31, 1997 and 1996 as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

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

         4.      Dividends Payable

         The carrying amount approximates fair value due to the demand nature of these obligations.

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                      1997                                1996
                                        --------------------------------      ------------------------------
                                          Carrying           Estimated           Carrying        Estimated
                                           Amount           Fair Value            Amount         Fair Value
                                        -------------      -------------      -------------    -------------
    Financial Assets
      Cash and Cash Equivalents         $     313,540      $     313,540      $     385,136    $     385,136
      Available for Sale Securities         3,306,740          3,306,740          2,942,004        2,942,004
      Trading Securities                      447,266            447,266            414,751          414,751
    Financial Liabilities
      Dividends Payable                      (142,094)          (142,094)          (138,474)        (138,474)

Note 11 -  LONG-LIVED ASSETS IMPAIRMENT LOSS

         Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The statement was effective for fiscal years beginning after December 15, 1995, and the Company adopted the Statement in the first quarter of 1996.

         As a result of this change in accounting principle, certain oil and gas producing properties were deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $226,986 and $382,862 for the years ended December 31, 1997 and 1996, respectively, are included in the Statement of Operations, in the line item, Depreciation, Depletion, Amortization and Valuation Provisions. Impairment losses for 1997 were determined based on December 31, 1997 reserve studies and were
         recorded in the fourth quarter of 1997.   The estimated discounted
         future net cash flows from the impaired properties were considered to be the fair value of the properties.

                  UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                                                         SUPPLEMENTAL SCHEDULE 1


                         THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)

                                                      Years Ended December 31,
                                                    ---------------------------
                                                       1997             1996
                                                    ----------       ----------
Oil & Natural Gas Liquids (Bbls)

    Proved Developed and
      Undeveloped Reserves
         Beginning of Year                              72,648           78,714
         Revisions of Previous Estimates               (24,918)         (16,580)
         Extensions and Discoveries                     17,571           29,456
         Production                                    (11,711)         (12,848)
         Sale of Reserves in Place                          --           (6,094)
                                                    ----------       ----------
         End of Year                                    53,590           72,648
                                                    ==========       ==========
    Proved Developed Reserves
         Beginning of Year                              72,648           78,714
         End of Year                                    53,590           72,648
Gas (MCF)
    Proved Developed and Undeveloped
         Reserves Beginning of Year                  2,097,886        1,371,984
         Revisions of Previous Estimates               (29,287)         195,170
         Extensions and Discoveries                    158,608          860,631
         Production                                   (305,883)        (248,132)
         Sale of Reserves in Place                          --          (81,767)
                                                    ----------       ----------
         End of Year                                 1,921,324        2,097,886
                                                    ==========       ==========
    Proved Developed Reserves
         Beginning of Year                           2,097,886        1,371,984
         End of Year                                 1,921,324        2,097,886


(continued)
 See notes on next page

                                                         SUPPLEMENTAL SCHEDULE 1


                         THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)


(Concluded)


 Notes   1.      Estimates of royalty interests reserves have not been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 29,656 Bbls of oil and 496,543 MCF of gas for the year ended December 31, 1997, and 31,227 Bbls of oil and 757,279 MCF of gas for the year ended
                 December 31, 1996.

         2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 1997 and 1996. All reserves are located within the United States.

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

                                                         SUPPLEMENTAL SCHEDULE 2




                         THE RESERVE PETROLEUM COMPANY
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                      RELATING TO PROVED WORKING INTERESTS
                              OIL AND GAS RESERVES
                                  (Unaudited)



                                                         At December 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
Future Cash Inflows                              $  5,228,433      $  8,277,768
Future Production and
    Development Costs                              (1,399,487)       (1,735,509)
Future Income Tax Expense                          (1,081,773)       (1,888,329)
                                                 ------------      ------------
Future Net Cash Flows                               2,747,173         4,653,930
    10% Annual Discount for
    Estimated Timing of Cash Flows                   (771,752)       (1,360,964)
                                                 ------------      ------------
Standardized Measure of Discounted
    Future Net Cash Flows                        $  1,975,421      $  3,292,966
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

                                                         SUPPLEMENTAL SCHEDULE 3


                         THE RESERVE PETROLEUM COMPANY
              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
         NET CASH FLOW FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                  (Unaudited)



                                                     Year Ended December 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
Standardized Measure,
    Beginning of Year                            $  3,292,966      $  1,197,104

    Sales and Transfers, Net of
      Production Costs                               (744,224)         (509,992)

    Net Change in Sales and Transfer
      Prices, Net of Production Costs              (1,438,049)        1,320,837

    Extensions, Discoveries and Improved
      Recoveries, Net of Future Production
      and Development Costs                           378,187         2,150,070

    Sale of Reserves in Place                              --          (175,740)

    Revisions of Quantity Estimates                  (334,597)          311,891

    Accretion of Discount                             463,368           160,091

    Net Change in Income Taxes                        561,837          (936,909)

    Changes in Production Rates
      (Timing) and Other                             (204,067)         (224,386)
                                                 ------------      ------------
Standardized Measure,
    End of Year                                  $  1,975,421      $  3,292,966
                                                 ============      ============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable


                                    PART III


Items 9, 10, 11, and 12 are incorporated by reference to the Company's proxy statement to be mailed to security holders on or about April 7, 1998 in connection with its annual stockholders' meeting to be held on May 5, 1998.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following documents are exhibits to this Form 10-KSB. Each document marked by an asterisk is hereby incorporated herein by reference to the same document previously filed with the Securities and Exchange Commission.

Exhibit                                        S.E.C.         Exhibit
Reference     Description                  Report (Date)      Number      Page
---------     -----------                  -------------      -------     ----
   3.1        *Restated Certificate of
               Incorporation dated
               November 1, 1988            10-KSB (12/96)        3.1       39

   3.2        *By-Laws
               dated November 1, 1988      10-KSB (12/96)        3.2       48

    27         Financial Data Schedule     10-KSB (12/97)         27       41

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

                                  THE RESERVE PETROLEUM COMPANY
                                           (Registrant)



                                  /s/ Mason W. McLain
                                  ----------------------------------------------
                                  By: Mason W. McLain, President
                                  (Principal Executive Officer)




                                  /s/  Jerry L. Crow
                                  ----------------------------------------------
                                  By: Jerry L. Crow, 2nd Vice President
                                  (Principal Financial and Accounting Officer)


Date:  March 25, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Mason W. McLain                    /s/   Jerry L. Crow
----------------------------------     -----------------------------------
Mason W. McLain (Director)             Jerry L. Crow (Director)
March 25, 1998                         March  25, 1998


/s/ Robert L. Savage                   /s/   R.T. McLain
----------------------------------     -----------------------------------
Robert L. Savage (Director)            R.T. McLain (Director)
March 25, 1998                         March 25, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  27              Financial Data Schedule