Form 10QSB
period 1998-06-30
RESERVE PETROLEUM CO
filed 1998-08-13
CIK 83350

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

 (Mark One)

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period June 30, 1998

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

 As of August 10, 1998, 167,786.73 shares of the Registrant's $.50 par value common stock were outstanding.

 Transitional Small Business Disclosure Format (check one) Yes      No  X

                                    PART I

                            FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                    June 30,        December 31,
                                                      1998              1997
                                                  ------------      ------------
Current Assets:
   Cash and Cash Equivalents                      $   198,700       $   313,540
   Available for Sale Securities                    3,404,596         3,306,740
   Trading Securities                                 453,853           447,266
   Receivables                                        376,370           278,741
   Prepaid & Refundable Income Taxes                   33,458            75,424
   Prepayments                                          1,875             5,625
                                                  ------------      ------------
                                                    4,468,852         4,427,336
                                                  ------------      ------------
Investments:
   Partnership and Limited
    Liability Companies                               470,202           490,587
   Other                                               16,230            16,230
                                                  ------------      ------------
                                                      486,432           506,817
                                                  ------------      ------------
Property, Plant & Equipment:
   Oil & Gas Properties, at Cost Based on the
    Successful Efforts Method of Accounting
        Unproved Properties                           627,897           597,284
        Proved Properties                           4,307,615         4,228,063
                                                  ------------      ------------
                                                    4,935,512         4,825,347
    Less - Valuation Allowance and Accumulated
        Depreciation, Depletion & Amortization      3,489,210         3,427,157
                                                  ------------      ------------

                                                    1,446,302         1,398,190

   Other Property & Equipment, at Cost                324,104           324,104
    Less - Accumulated Depreciation & Amortization    174,194           169,195
                                                  ------------      ------------
                                                      149,910           154,909
                                                  ------------      ------------
                                                    1,596,212         1,553,099
                                                  ------------      ------------
Other Assets                                          476,338           478,137
                                                  ------------      ------------
                                                 $  7,027,834      $  6,965,389
                                                  ============      ============

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


(Concluded)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                     June 30,       December 31,
                                                       1998             1997
                                                   ------------     ------------

Current Liabilities:
   Accounts Payable                                $   33,995       $    93,044
   Other Current Liabilities
     Gas Balancing Commitment                          45,344            45,344
     Other                                             13,741            13,741
                                                  ------------      ------------
                                                       93,080           152,129
                                                  ------------      ------------
Dividends Payable                                     138,647           132,094
                                                  ------------      ------------

Commitments & Contingencies  (Note 2)

Stockholders' Equity:
   Common Stock                                        92,368            92,368
   Additional Paid-in Capital                          65,000            65,000
   Retained Earnings                                6,824,234         6,698,773
                                                  ------------      ------------
                                                    6,981,602         6,856,141

   Less  - Treasury Stock, at Cost                    185,495           174,975
                                                  ------------      ------------
                                                    6,796,107         6,681,166
                                                  ------------      ------------
                                                  $ 7,027,834       $ 6,965,389
                                                  ============      ============



 See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                            Three Months Ended             Six Months Ended
                                  June 30,                     June 30,

                             1998         1997            1998          1997
                         ------------  ------------   ------------  ------------

Operating Revenues:
  Oil & Gas Sales        $   449,793   $   570,410    $   950,365   $ 1,522,818
  Prospect Sales & Other         335         6,976          1,183        10,270
                         ------------  ------------   ------------  ------------
                             450,128       577,386        951,548     1,533,088
                         ------------  ------------   ------------  ------------

Operating Costs & Expense:
 Production Costs            100,421        86,289        190,408       180,103
 Exploration & Development
   Costs                       4,714       420,213         33,556       471,354
 Depreciation, Depletion,
   Amortization &
   Valuation Provisions       49,138       210,203        118,285       301,426
   General, Administrative
   & Other Expenses          154,179       195,448        331,387       388,684
                         ------------  ------------   ------------  ------------
                             308,452       912,153        673,636     1,341,567
                         ------------  ------------   ------------  ------------
Income  (Loss) from
  Operations                 141,676      (334,767)       277,912       191,521
Other Income, Net             74,966        93,433        133,794       124,339
                         ------------  ------------   ------------  ------------
Income (Loss)  Before
  Income Taxes               216,642      (241,334)       411,706       315,860

Provision For (Benefit From)
  Income Taxes                65,414      (103,233)       118,337        38,467
                         ------------  ------------   ------------  ------------
Net Income (Loss)        $   151,228   $  (138,101)   $   293,369   $   277,393
                         ============  ============   ============  ============
Per Share Data:
Net Income  (Loss)       $       .90   $      (.82)   $      1.75   $      1.65
                         ============  ============   ============  ============
Cash Dividends           $      1.00   $      1.00    $      1.00   $      1.00
                         ============  ============   ============  ============
Weighted Average Shares
 Outstanding                 167,930       168,442        168,119       168,454
                         ============  ============   ============  ============



See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                        Six Months Ended
                                                             June 30,
                                                     1998                1997
                                                 ------------       ------------

Net Cash Provided by Operating Activities        $   277,899        $   504,925
                                                 ------------       ------------
Cash Flows from Investing Activities:
   Sale and Maturity of Available
     for Sale Securities                             236,131            621,529
   Purchase of Available for Sale Securities        (333,987)          (702,136)
   Property Dispositions                              11,867             24,667
   Property Additions                               (196,374)          (333,505)
   Cash Distributions from Equity Investments         61,500             19,500
                                                 ------------       ------------
   Net Cash Applied to Investing Activities         (220,863)          (369,945)
                                                 ------------       ------------


Cash Flows from Financing Activities:
   Payments of Dividends                            (161,356)          (158,116)
   Purchase of Treasury Stock                        (10,520)              (800)
                                                 ------------       ------------
Net Cash Applied to Financing Activities            (171,876)          (158,916)
                                                 ------------       ------------
Net Change in Cash and Cash Equivalents             (114,840)           (23,936)

Cash and Cash Equivalents, Beginning of Period       313,540            385,136
                                                 ------------       ------------
Cash and Cash Equivalents, End of Period         $   198,700        $   361,200
                                                 ============       ============
Supplemental Disclosures of Cash Flow
   Information:
   Cash Paid During the Periods For:
         Interest                                $     3,750        $     3,750
         Income Taxes                            $    60,000        $   310,000



See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1 - ADJUSTMENTS

       In the opinion of Management, the accompanying condensed financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented.

Note 2 - MATERIAL CONTINGENCIES

       In August 1993, the Company filed an action in the District Court of Leon County, Texas, to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. Following a jury trial held in August, 1996, a judgment was entered in favor of the Company on all its claims. The same defendants appealed the judgment to the Texas Court of Appeals. On
       February 11, 1998, the appellate court affirmed the judgment in all respects as to the issues affecting the Company's mineral interests, but denied recovery of attorney's fees awarded by the trial court. On April 1, 1998, the same defendants filed a petition for review in the Supreme Court of the State of Texas. The petition is currently under consideration. Approximately $854,000 of proceeds from oil and gas sales are held in suspense by the unit operator. These proceeds will be recorded as revenue by the Company when released by the unit operator. The Company has expended approximately $449,500 in drilling, completion and operating costs for these wells of which $192,606 was included in the Company's net investment in oil and gas properties at June 30, 1998.

       An action was filed in the District Court of Robertson County, Texas, seeking a declaration that the Plaintiff owns an additional interest in the Brounkowski Gas Unit. The Company was added as a Defendant in this action in December, 1997, because it owns minerals included in the Brounkowski Unit. Plaintiff does not assert claims directly against the Company and the information available to the Company at this time appears to indicate that if the Plaintiff were successful in this action, the minerals he claims are currently in the name of parties other than the Company. In February, 1998, the operator suspended payment of proceeds from gas sales after filing of Plaintiff's amended petition. The Company's management is taking steps to obtain current payments from the operator and believe the long-term suspension, if any, will not exceed 10% of the Company's interest in production, or approximately $3,500 per month. The Company has recorded an estimated 90% of the suspended proceeds as oil and gas sales for the six months ended June 30, 1998. As a result, oil and gas sales were increased by $203,288 and net income was increased by $120,495 ($.72 per share).

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1998


      This discussion and analysis of financial condition and results of operations should be read with reference to the Company's December 31, 1997, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

     1.  Liquidity and Capital Resources
         -------------------------------
         At June 30, 1998, the Company's net working capital was $4,375,772, a $100,565 (2%) increase from December 31, 1997. For the six months ended June 30, 1998, cash flow from operations, exclusive of exploration and development costs charged to operations, was $311,445, a decrease of $664,834 from the comparable period in 1997. For the most part, the decline was the result of reduced cash receipts from oil and gas sales, including the suspension of payment for production from the #1 Brounkowski Gas Unit as discussed in Note 2 to the accompanying condensed financial statements.

         As noted below, the price received for oil and gas sales has fallen significantly. As a result, management has deferred planned exploration and development activities. Through June 30, cash applied to such activities was $230,167. Current estimates indicate such expenditures for the remaining six months of the year should approximate $300,000.

     2.  Material  Changes in Results of  Operations  Six Months  Ended June 30,
         -----------------------------------------------------------------------
         1998, Compared with Six Months Ended June 30, 1997.
         ---------------------------------------------------

         OPERATING REVENUES. Revenues from oil and gas sales declined $572,453 (38%) to $950,365 as a result of a decrease in oil sales of $173,610
         (40%) to $263,220 and a decrease in gas sales of $398,843 (37%) to $679,886. The decrease in oil sales happened because of a negative volume variance of $48,023 and a negative price variance of $125,587. The volume of oil sales fell 2,289 barrels (Bbls) to 18,528 Bbls as the net result of a decline in production from older properties of 6,502 Bbls as offset by 4,213 Bbls produced from properties which first came on line after June 30, 1997. Of the 6,502 Bbl decline, 4,582 Bbls were from properties in the Austin Chalk area of Texas, which are noted for their rapidly declining production. The negative price variance resulted because the average unit price fell $6.77 per Bbl to $14.21.

         Revenues from gas sales fell as a combined result of a negative volume variance of $213,867 and a negative price variance of $184,976. The volume of gas sales decreased 85,206 thousand cubic feet (MCF), or 20%, to 342,613 MCF. An increase of 18,389 MCF from new production was offset 103,595 MCF by a decrease in production of older wells. Of the 103,595 MCF decrease, 66,488 MCF resulted from a drop in production from the #1 Brounkowski Gas Unit. See Note 2 to the accompanying condensed financial statements which provides information regarding the operator's suspension of payment of gas runs from the #1 Brounkowski. The negative price variance resulted because the average price per MCF fell $.53 to $1.98 per MCF.

         FORWARD-LOOKING STATEMENT. Management expects little or no relief from depressed oil and gas prices until the fourth quarter when the start of the heating season should increase demand. Therefore, revenues from oil and gas sales for the last half of 1998 are likely to be no greater, and probably less, than said revenues for the first six months. The above statement does not include amounts that may be recovered from the Leon County, Texas, quiet title action as discussed in Note 2, to the accompanying condensed financial statements.

         OPERATING EXPENSES. Exploration and development costs incurred in 1998 were $195,877 of which $33,556 was charged to expense, and the remaining $162,321 recorded as an asset. The foregoing compares to $625,657 incurred in 1997 of which $471,354 were charged to expense, and $154,303 were recorded as an asset. The decline in total exploration and development costs was $429,780, or 69% of 1997 total costs of $625,657. For the most part, the decrease occurred because projects were deferred as a result of depressed product prices.

         Depreciation, Depletion, Amortization and Valuation Provisions (DD&A) was $118,285 in 1998, a $183,141 (61%) decline from 1997. To a great extent, the decline resulted because writedowns and accelerated amortization in 1997 caused some assets to have a smaller depletable basis. Also of significance, less volume of oil and gas production resulted in a decline in depreciation and depletion under the units-of-production method the Company uses.

         General, administrative and other expenses decreased $57,297 (15%) to $331,387. To a significant degree, the decrease resulted because of reduced legal fees in connection with the Leon County, Texas quiet title action discussed in Note 2, to the condensed financial statements, as well as a reduction in property and franchise taxes paid to the State of Texas.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $79,870 to $118,337 from $38,467 in 1997. In 1998, the Company had a calculated deferred tax expense of $16,371 in addition to a calculated current tax expense of $101,966. In 1997, the Company had a calculated deferred tax benefit of $71,533 as offset by a calculated current tax expense of $110,000.

     3.  Material  Changes in Results of Operations  Three Months Ended June 30,
         -----------------------------------------------------------------------
         1998, Compared with Three Months Ended June 30, 1997.
         -----------------------------------------------------

         OPERATING REVENUES. Oil and gas sales decreased $120,617 (21%) to $449,793. Oil sales fell $95,904 (42%) to $131,121 from $227,025 as a result of both lower volume and price. Oil volume declined 1,702 Bbls to 9,776 Bbls resulting in a negative volume variance of $33,666. The average price received for oil sales dropped $6.37 per Bbl to $13.41 creating a negative price variance of $62,238.

         Sales of gas declined $24,577 (7%) to $315,669. The volume of sales decreased 39,696 MCF to 158,056 MCF for a negative volume variance of $68,277. The negative volume variance was partially offset by a positive price variance as the average price received for gas sales increased $.28 per MCF to $2. The increase resulted in a $43,700 increase in sales.

         OPERATING COSTS AND EXPENSE. Production costs increased $14,421 (16%) to $100,421. For the most part, it was the result of an increase in lease operating expense of $22,497 (52%). Although a portion of the lease operating expense increase was related to new producing properties, most of the increase resulted from downhole maintenance and repair of existing wells.

         PROVISION FOR INCOME TAXES. In 1998, the Company had a calculated provision for income taxes of $65,414 because of net deferred tax expense of $13,702 plus current tax expense of $51,712. In 1997, the Company had a calculated benefit from income tax of $103,233 as the result of a deferred tax benefit of $93,233 plus a current tax benefit of $10,000.

         There were no other material changes between quarters which were not discussed in item 2, above for the six months.

                                     PART II
                                OTHER INFORMATION


      Item 4. Submission of Matters to a Vote of Security Holders. The annual meeting of stockholders' was held on Tuesday, May 5, 1998. A brief description of each matter voted on at the meeting is given in the paragraphs below.

      The registrant's board of directors was re-elected in its entirety. A summary of voting by individual directors follows:

                                            RESULTS OF VOTE
                                            ---------------
                                   BY PROXY                  IN PERSON
                                  ----------                -----------
                                            WITHHELD                 WITHHELD
                                FOR         AUTHORITY      FOR       AUTHORITY
                              -------      -----------   -------    ----------
      MASON McLAIN             58110           567       50,719         ---
      R.T. McLAIN              57998           679       50,719         ---
      LOYD TERRY               58129           548       50,719         ---
      ROBERT SAVAGE            58145           532       50,719         ---
      MARVIN E. HARRIS         58101           576       50,719         ---
      JERRY L. CROW            58149           528       50,719         ---
      WILLIAM (BILL) SMITH     58147           530       50,719         ---

      The stockholders approved all actions of the directors since the stockholders' annual meeting on Tuesday May 6, 1997. The stockholders cast 109,396 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

                                   SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   THE RESERVE PETROLEUM COMPANY
                                                   (Registrant)



                                                  /s/ Mason McLain
                                                  ------------------------------
       Date:      August    12, 1998              Mason McLain, President
            ------------------------




                                                  /s/ Jerry L. Crow
                                                  ------------------------------
       Date:      August     12, 1998             Jerry L. Crow,
            -------------------------             Principal Financial and
                                                  Accounting Officer