Form 10QSB
period 1998-09-30
RESERVE PETROLEUM CO
filed 1998-11-12
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




         (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period September 30, 1998

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

As of November 11, 1998, 167,767.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format   (check one)   Yes     No X
                                                                 ---    ---

                                     PART I

                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                         September 30,              December 31,
                                              1998                       1997
                                              ----                       ----

Current Assets:
  Cash and Cash Equivalents              $    251,451              $    313,540
  Available for Sale Securities             3,380,107                 3,306,740
  Trading Securities                          443,040                   447,266
  Receivables                                 485,628                   278,741
  Prepaid and Refundable Income Taxes          36,224                    75,424
  Prepayments and Deferred Income Taxes        11,137                     5,625
                                         -------------             -------------
                                            4,607,587                 4,427,336
                                         -------------             -------------
Investments:
  Partnership and Limited Liability
    Companies                                 449,162                   490,587
  Other                                        16,230                    16,230
                                         -------------             -------------
                                              465,392                   506,817
                                         -------------             -------------
Property, Plant & Equipment
  Oil & Gas Properties, at Cost Based
    on the Successful Efforts Method
    of Accounting
         Unproved Properties                  780,600                   597,284
         Proved Properties                  4,309,412                 4,228,063
                                         -------------             -------------
                                            5,090,012                 4,825,347
  Less - Valuation Allowance and
    Accumulated Depreciation, Depletion
    & Amortization                          3,557,064                 3,427,157
                                         -------------             -------------
                                            1,532,948                 1,398,190
                                         -------------             -------------
  Other Property & Equipment, at Cost         324,104                   324,104
  Less - Accumulated Depreciation &
    Amortization                              176,693                   169,195
                                         -------------             -------------
                                              147,411                   154,909
                                         -------------             -------------
                                            1,680,359                 1,553,099
                                         -------------             -------------
Other Assets                                  527,071                   478,137
                                         -------------             -------------
                                         $  7,280,409              $  6,965,389
                                         =============             =============

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


(Concluded)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30,           December 31,
                                               1998                    1997
                                               ----                    ----

Current Liabilities:
  Accounts Payable                       $    146,026              $     93,044
  Other Current Liabilities
    Gas Balancing Commitment                   45,344                    45,344
    Other                                      10,000                    13,741
                                         -------------             -------------
                                              201,370                   152,129
                                         -------------             -------------
Dividends Payable                             138,662                   132,094
                                         -------------             -------------
Commitments & Contingencies  (Note 2)

Stockholders' Equity
   Common Stock                                92,368                    92,368

   Additional Paid-in Capital                  65,000                    65,000
   Retained Earnings                        6,968,504                 6,698,773
                                         -------------             -------------
                                            7,125,872                 6,856,141

   Less  - Treasury Stock, at Cost            185,495                   174,975
                                         -------------             -------------
                                            6,940,377                 6,681,166
                                         -------------             -------------
                                         $  7,280,409              $  6,965,389
                                         =============             =============





 See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                         Three Months Ended             Nine Months Ended
                            September 30,                  September 30,
                        1998             1997          1998            1997
                        ----             ----          ----            ----

Operating Revenues:
  Oil & Gas Sales    $  465,976     $  511,397     $ 1,416,341      $ 2,034,215
  Oil & Gas Prospects
    and Other            33,353          2,714          34,537           12,984

                    ------------   ------------    ------------     ------------
                        499,329        514,111       1,450,878        2,047,199
                    ------------   ------------    ------------     ------------

Operating Costs
& Expenses:
   Production            85,998         84,135         276,407          264,238
   Exploration and
    Development          63,395        110,287          96,951          581,640

  Depreciation,
    Depletion,
    Amortization and
    Valuation
    Provisions           77,884        114,453         196,169          415,879
  General,
    Administrative
    and Other           159,239        155,696         490,627          544,381
                    ------------   ------------    ------------     ------------
                        386,516        464,571       1,060,154        1,806,138
                    ------------   ------------    ------------     ------------
  Income  From
   Operations           112,813         49,540         390,724          241,061

   Other Income, Net     37,757        141,982         171,552          266,321
                    ------------   ------------    ------------     ------------
   Income Before
    Income Taxes        150,570        191,522         562,276          507,382

   Provision For
    Income Taxes          6,300         70,939         124,637          109,406
                    ------------   ------------    ------------     ------------
   Net Income       $   144,270    $   120,583     $   437,639      $   397,976
                    ============   ============    ============     ============
   Per Share Data:
    Net Income      $       .86    $       .72     $      2.60      $      2.36
    Cash Dividends  $      ----    $       ---     $      1.00      $      1.00
                    ============   ============    ============     ============
   Weighted Average
    Shares
    Outstanding         167,787        168,394         168,007          168,434
                    ============   ============    ============     ============



See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents



                                                         Nine Months Ended
                                                            September 30,
                                                     1998                1997
                                                     ----                ----
Net Cash Provided by
    Operating Activities                        $   375,650         $   658,148
                                                ------------        ------------
Cash Flows from Investing Activities:
    Available for Sale Securities -
      Sales                                         439,765             355,291
      Purchases                                    (513,131)           (708,908)

    Cash Distributions from Equity Investments       84,000              99,000
    Cash Payments for Equity Investments               ----              (6,000)
    Property Dispositions                            13,931              27,187
    Property Additions                             (290,442)           (481,684)
                                                ------------        ------------
Net Cash Applied to Investing Activities           (265,877)           (715,114)
                                                ------------        ------------
Cash Flows from Financing Activities:
    Payment of Dividends                           (161,342)           (161,243)
    Purchase of Treasury Stock                      (10,520)             (3,000)
                                                ------------        ------------
Net Cash Applied to Financing Activities           (171,862)           (164,243)

                                                ------------        ------------
Net Change in Cash and
    Cash Equivalents                                (62,089)           (221,209)

Cash and Cash Equivalents,
    Beginning of Period                             313,540             385,136
                                                ------------        ------------
Cash and Cash Equivalents,
    End of Period                               $   251,451         $   163,927
                                                ============        ============
Supplemental Disclosures of
    Cash Flow Information:
       Cash Paid during the Periods For:
         Interest                               $    11,250         $     3,750
         Income Taxes                           $   120,056         $   370,000


See Accompanying Notes

                            RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)




Note 1 - ADJUSTMENTS

In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results for the interim periods presented.


Note 2 - MATERIAL CONTINGENCIES.

In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. Following a jury trial held in August, 1996, a judgment was in favor of the Company on all its claims. The same defendants appealed the judgement to the Texas Court of Appeals. On February 11, 1998, the appellate court affirmed the judgement in all respects as to the issues affecting the Company's mineral interests, but denied recovery of attorney's fees awarded by the trial court. On April 1, 1998, the same defendants filed a petition for review in the Supreme Court of the State of Texas. On October 29, 1998, the Supreme Court of Texas denied the petition for review. The defendants have until mid-November, 1998, to file a motion for rehearing. Approximately $854,000 of proceeds from oil and gas sales are held in suspense by the unit operator. These proceeds will be recorded as revenue by the Company when released by the unit operator. The Company has expended approximately $451,000 drilling, completion and operating costs for these wells of which $184,311 was included in the Company's net investment in oil and gas properties at September 30, 1998.

An action was filed in the District Court of Robertson County, Texas, seeking a declaration that the Plaintiff owns an additional interest in the Brounkowski Gas Unit. The Company was added as a Defendant in this action in December, 1997, because it owns minerals included in the Brounkowski Unit. On September 3, 1998, a Motion of Non-Suit filed by the Plaintiff was heard in the District Court of Robertson County, Texas. The presiding judge executed an order of Non-Suit, and on October 23,1998, the operator of the Brounkowski Unit released all the funds held in escrow for the Company.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1998
                                   (Unaudited)


The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1997, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.   LIQUIDITY AND CAPITAL RESOURCES.

The Company's net working capital at September 30, 1998, was $4,406,217, a $131,010 increase from December 31, 1997. For the nine months ended September 30, 1998, cash flow from operations, exclusive of exploration and development costs charged to operations, was $430,960, a decrease of $807,119 from the comparable period in 1997. For the most part, the decline was the result of reduced cash receipts from oil and gas sales, including the suspension of payment for production from the #1 Brounkowski Gas Unit until the end of October, 1998, as discussed in Note 2 to the accompanying condensed financial statements.

As noted below, the price received for oil and gas sales has fallen significantly. As a result, management has deferred planned exploration and development activities. Through September 30 1998, cash applied to such activities was $345,950. Current estimates indicate such expenditures for the remaining three months of the year should approximate $200,000.

2. MATERIAL CHANGES IN RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

OPERATING REVENUES. Revenues from oil and gas sales declined $617,874 (30%) to $1,416,341 as a result of the decrease in oil sales of $234,168 (41%) to $336,371 and a decrease in gas sales of $383,706 (26%) to $1,070,611. The decrease in oil sales happened because of a negative volume variance of $54,708 and a negative price variance of $179,460. The volume of oil sales fell 2,711 barrels (Bbls) to 25,681 Bbls as the net result of a decline in production from older properties of 7,590 Bbls as offset by 4,879 Bbls produced from properties which first came on line after September 30, 1997. Of the 7,590 Bbl decline, 5,964 Bbls were from properties in the Austin Chalk area of Texas, which are noted for their rapidly declining production. The negative price variance resulted because the average unit price fell $7.08 per Bbl to $13.10.

Revenues from gas sales fell as a combined result of a negative volume variance of $197,983 and a negative price variance of $185,723. The volume of gas sales decreased 83,891 thousand cubic feet (MCF), or 14% to 533,347 MCF. An increase of 27,505 MCF from new production was offset 111,396 MCF by a decrease in production of older wells. Of the 111,396 MCF decrease, 60,989 MCF resulted from a drop in production from the #1 Brounkowski Gas Unit. The negative price variance resulted because the average price per MCF fell $.35 to $2.01 per MCF.

OPERATING COSTS AND EXPENSES. Exploration and development costs incurred in 1998 were $422,440 of which $96,951 was charged to expense, and the remaining $325,489 recorded as an asset. The foregoing compares to $1,137,718 incurred in 1997 of which $581,640 was charged to expense, and $556,078 was recorded as an asset. The decline in total exploration an development costs was $715,278, or 63% of 1997 total costs. For the most part, the decrease occurred because projects were deferred as a result of depressed product prices.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A) was $196,169 in 1998, a $219,710 (53%) decline from 1997. To a great extent, the decline resulted because writedowns and accelerated amortization in 1997 caused some assets to have smaller depletable basis. Also of significance, less volume of oil and gas production resulted in a decline in depreciation and depletion under the units-of-production method the Company uses.

General, administrative and other expenses decreased $53,754 (10%) to $490,627. To a significant degree, the decrease resulted because of reduced legal fees in connection with the Leon County, Texas quiet title action discussed in Note 2, to the condensed financial statements, as well as a reduction in property and franchise taxes paid to the State of Texas.

OTHER INCOME NET. This line item consists of interest and other investment income as offset by investment losses and various other non-operating income and expense. Other income, net had an overall decrease of $94,769 (36%) to $171,552. Items of significance include a decrease in estimated income of equity investments of $57,238 and a decrease in realized and unrealized gains from trading securities of $40,557.

PROVISIONS FOR INCOME TAXES. The provision for income taxes increased $15,231 to $124,637 from $109,406 in 1997. In 1998, the Company had a calculated deferred tax benefit of $34,619 that partially offset a calculated current tax expense of $159,256. In 1997, the Company had a calculated deferred tax benefit of $6,960 as offset by a calculated current tax expense of $116,366.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS QUARTER ENDED SEPTEMBER 30, 1998, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1997.

OPERATING REVENUES. Oil and gas sales fell $45,421 (9%) to $465,976 as a $63,001 (46%) decline in oil sales was partially offset by a $17,201 increase in gas sales. For the most part, the decline in oil sales was caused by a decrease in average price per barrel received to $11.02 in 1998 from $17.97 in 1997. The increase in gas sales was, to a great extent, the result of an increase in the average price per MCF from $2.00 in 1997 to $2.07 in 1998.

OTHER INCOME, NET. A significant amount of the $104,225 decrease in this line item was caused by a decrease in income from equity investments of $64,083 as well as a decline of $35,880 in realized and unrealized gains from trading securities. The decrease in equity investment income resulted because of gains from real estate sales in the third quarter of 1997 which were not duplicated in the third quarter of 1998. The decline in gains from trading securities was, for the most part, the result of recognition of unrealized losses in the third quarter of 1998.

PROVISIONS FOR INCOME TAXES. The calculated provision declined $64,639 to $6,300. The decline was the result of an increase in estimated deferred tax benefits of $115,563 as offset by an increase in estimated current income taxes expense of $50,924.

There were no additional material changes between the quarters which were not discussed in Item 2, above, for the nine months.

4. YEAR 2000  ISSUES.

With respect to its internal system, the Company has reviewed all its information technology and the review has disclosed no material year 2000 problem. Because of the nature of the Company's business, its non-information technology systems problems should not be of significance, and reviews to date have disclosed none. Company personnel will continue to review its internal system for the purpose of uncovering any problems which have not yet been detected.

FORWARDLOOKING STATEMENTS. The Company is attempting to determine whether third parties with which it has significant business relationships have addressed the potential problems that they may encounter. Response to date gives very limited or no assurance regarding the year 2000 issue.

All software used by the Company in processing its financial, accounting and property management information was developed in house by personnel still on staff. The costs to date and any future costs expected to be incurred to make the Company's software and internal systems compliant are not expected to have a material effect on its financial position or results of operations.

Management's review of the Company's year 2000 issues indicate its most likely reasonable worst case year 2000 scenario as follows:

         INTERNAL SYSTEMS. The most likely reasonable worst case scenario would be the failure of one or, at most, two software modules. The worst case scenario would be the total failure of the Company's information technology. In either case, the Company would convert to a manual system. Review of current activity indicates the Company could convert to a manual system either totally or partially with little or no additional costs and minimal loss of efficiency.

         THIRD PARTY SYSTEMS. The most likely reasonable worst case scenario would be a delay in receipt of revenue from oil and gas sales from several major payors for a period of three to six months. Management believes its healthy working capital position will allow it to survive a temporary substantial reduction in cash flow.

                                     PART II


                                OTHER INFORMATION


 Item 6.      Exhibits and Reports on Form 8-K.

     (a)      Exhibit 27.  Financial Data Schedule

     (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended September 30, 1998



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 THE RESERVE PETROLEUM COMPANY
                                                 -----------------------------
                                                          (Registrant)



Date:         November 11, 1998                       /s/  Mason McLain
     --------------------------                       ----------------------
                                                      Mason McLain
                                                      President




Date:         November 11, 1998                       /s/ Jerry L. Crow
     --------------------------                       ----------------------
                                                      Jerry L. Crow
                                                      Principal Financial and
                                                      Accounting Officer