Form 10KSB
period 1998-12-31
RESERVE PETROLEUM CO
filed 1999-03-30
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
   [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1998
   [   ]     TRANSITION REPORT UNDER  SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

         6801 N. Broadway, Suite 300, Oklahoma City, Oklahoma 73116-9092
                (Address of principal executive offices)      (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended December 31, 1998 were $2,714,094. As of March 16, 1999, there were 167,729.73 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates was $3,307,588 as determined by the last reported sale which was February 18, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11 and 12 required by Part III, are incorporated herein by reference to the Company's proxy statement to be mailed to security holders on or about April 6, 1999, in connection with its annual stockholders' meeting to be held on May 4, 1999.
Transitional Small Business Disclosure Format (check one)  Yes       No  X
                                                               ---      ---
See Exhibit Index on Page 39.

                                TABLE OF CONTENTS


                                                                           Page


  Forward Looking Statements................................................  3
PART I
  Item  1.   Description of Business........................................  4
  Item  2.   Description of Properties......................................  7
  Item  3.   Legal Proceedings..............................................  8
  Item  4.   Submission of Matters to a Vote of Security Holders............  9

PART II
  Item  5.   Market for Common Equity and Related Stockholder Matters....... 10
  Item  6.   Management's Discussion and Analysis  of Financial Condition
             and Results of Operations...................................... 10
  Item  7.   Financial Statements........................................... 18
  Item  8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 39

PART III
  Item  9.   Directors, Executive Officers, Promoters and Control Persons
             Compliance with Section 16(a) of the Exchange Act.............. 39
  Item 10.   Executive Compensation......................................... 39
  Item 11.   Security Ownership of Certain Beneficial Owners and Management. 39
  Item 12.   Certain Relationships and Related Transactions................. 39
  Item 13.   Exhibits and Reports on Form 8-K............................... 39

Forward Looking Statements.
--------------------------

In addition to historical information, from time to time the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, year 2000 issues, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Although management believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

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

     In prior years, income from available for sale securities and trading securities have made substantial contributions to net income. Available for sale securities and trading securities are used to invest funds until needed in the Company's capital investing and financing activities. When those funds are utilized, net income will be materially reduced.

     The Company's trading securities consist primarily of equity securities. These securities are carried at fair value with unrealized gains and losses included in earnings. The equity securities are traded on various stock exchanges and/or the NASDAQ and over the counter markets. Therefore, these securities are market-risk sensitive instruments. The stock market is subject to wide price swings in short periods of time. Should the stock market experience a significant down-turn, the Company could have a material loss from its equity investments.

     The Company has equity investments in which the decisions relating to day-to-day operations and control of the entities is vested in organizations and/or individuals over which the Company has limited or no control. These equity investments make substantial contributions to the Company's net income. The Management of these entities could at any time make decisions in their own best interests which could materially affect the Company's net income, or the value of the Company's investments. See
     Item 1 "Description of Business - Other Business", for information regarding these equity investments.

The Reserve Petroleum Company undertakes no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 1999 and any Current Reports on Form 8-K filed by the Company.


                                     PART I
                                     ------

Item 1.  Description of Business.

The Reserve Petroleum Company (the "Company") is engaged principally in the exploration for and the development of oil and natural gas properties. Other business segments are not significant factors in the Company's operations. The Company is a corporation organized under the laws of the State of Delaware in 1931.

Oil and Natural Gas Properties.
------------------------------

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

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. In 1998 $1,017,891 (38%) of oil and gas sales were from royalty interests as compared to $1,723,295 (62%) in 1997. For a discussion and analysis of the decrease in royalty interests production, see Item 6, subheading, "Operating Revenues". As a result of its mineral ownership, in 1998 the Company had royalty interests in 9 gross (.054 net) wells which were drilled and completed as producing wells. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program. The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with the joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 1998, the Company completed 1 gross (.18 net) development oil well which was in process at year end 1997. Further development drilling on the prospect was deferred as a result of low oil prices.

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

In 1998, the Company had fractional interests in seven prospects which were tested, including two prospects which were in process at December 31, 1998.

         A second test well was drilled on a Garvin County, Oklahoma gas prospect in which the Company had a 14% working interest. The test well resulted in condemnation of the prospect.

         The Company participated in a shallow Harper County, Kansas, gas play consisting of four separate acreage blocks in which the Company had 12% working interests. One test well on each acreage block was drilled, plugged and abandoned.. There are no plans to drill additional wells; however, some of the acreage may be sold.

         A test well was drilled on each of two gas prospects in Woodward County, Oklahoma in which the Company has a 27% working interest. The wells were in process at year end and at March 15, 1999, were waiting on pipeline hookup to complete final production testing.

Customers. In 1998, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. The purchases were $455,208 or 17% of total oil and gas sales by one purchaser, and $914,552 or 34% of total oil and gas sales by the other. The $914,552 gross sales from the second purchaser were the result of receipt of suspended runs upon the final judgment rendered in favor of the Company in a Texas quiet title action as discussed in
Item 3, "Legal Proceedings," and Note 9, to the accompanying financial statements.

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

Year 2000 Issue.   See Item 6 subheading, "Year 2000 Issue".
---------------

Other Business.
--------------

The Company has net equity (unaudited) of $156,579 in its 33% limited partner's interest in an Oklahoma limited partnership which was formed in 1978 principally to invest in Oklahoma City real estate. The partnership has constructed an office building in Oklahoma City at a total cost of approximately $2,300,000 for the land and building. The Company has its office in the building under a lease with the partnership. At December 31, 1998, the partnership had assets in excess of liabilities of $474,480 and had net income of $53,520 for the year then ended (unaudited).

The Company has net equity (unaudited) of $192,778 at December 31, 1998, in its 9% interest in an Oklahoma limited liability company (LLC) which developed and is operating a golf course in the Oklahoma City metropolitan area. Through an investment in a partnership, the LLC is participating in the development of real estate surrounding the golf course. The LLC had assets in excess of liabilities of $2,304,832 at December 31, 1998, and net income of $275,290 (unaudited) for the year then ended.

The Company has a net equity (unaudited) of $ 95,904 at December 31, 1998 in its 10% interest in an Oklahoma limited liability company which was formed in December 1992 to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. The limited liability company had assets in excess of liabilities of $959,042 at December 31, 1998, and net income of $335,240 (unaudited) for the year then ended.

Reference is made to Note 7 of the accompanying financial statements for more information about the partnership and limited liability companies.


Employees.
---------

At December 31, 1998, the Company had nine employees, including officers. All the Company's employees devoted a portion of their time to duties with affiliated companies and received compensation directly from those companies during 1998.

Item 2.    Description of Properties.

The Company's principal properties are oil and natural gas properties as described below.

Oil and Natural Gas Operations.
------------------------------

Oil and Gas Reserves.  Reference is made to the unaudited supplemental financial
information   beginning  on  Page  34  for  working  interest  reserve  quantity information.

Since January 1, 1998, the Company has filed no reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its annual 1997 report on Form 10-KSB and Federal income tax return for the year ended December 31, 1997. Those reserve estimates were identical.

Production. The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 1998, 1997 and 1996. Equivalent MCF was developed using approximate relative energy content.



                     Royalties                                             Working Interests
           ----------------------------              -------------------------------------------------------
                    Sales Price                              Sales Price                  Average Production
           ----------------------------              ---------------------------
               Oil               Gas                     Oil              Gas                  Cost per
             Per Bbl           Per MCF                 Per Bbl          Per MCF             Equivalent MCF
             -------         ---------                 -------          -------             --------------
1998         $12.07             $1.86                   $17.52           $1.91                   $ .49

1997         $19.33             $2.32                   $20.41           $2.59                   $ .76
1996         $19.76             $1.90                   $20.85           $1.99                   $ .77

The sales price and average production cost per equivalent MCF as shown in the above schedule are skewed as the result of the 1998 receipt of suspended runs upon the final judgment in favor of the Company in a Texas quiet title action as discussed in Item 3, "Legal Proceedings," and Note 9, to the accompanying financial statements. Also, see Item 6, under the subheading "Results of Operations - Operating Revenues", for further analysis.

At December 31, 1998, the Company had working interests in 66 gross (7.5 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 62 gross (3.4 net) wells producing primarily oil. These interests were in 19,169 gross (2,062 net) producing acres. These wells include 44 gross (.32 net) wells associated with secondary recovery projects.

Twenty-three percent, or 9,723 barrels of the Company's oil production during 1998 was derived from royalty interests in mature West Texas water-floods.

Undeveloped Acreage. The Company's undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company's gross and net acres in each:

                                                       Acreage
                                             ----------------------------
                                              Gross                  Net
                                             -------              -------
Non-producing Mineral Interests              271,587               93,811
Undeveloped Leaseholds                        36,689               14,010

Net Productive and Dry Wells Drilled. The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 1996 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

                         Number of Net Working Interest Wells Drilled
                    -------------------------------------------------------
                         Exploratory                     Development
                    -----------------------          -------------------
                    Productive        Dry            Productive       Dry
                    ----------        ---            ----------       ---
1998                    ---           .62               .18           ---
1997                   .66            .74               .24           .17
1996                   .88            .83               .31           .16

Recent Activities. At December 31, 1998, the Company had two Northwestern Oklahoma exploratory gas wells in process in which the Company was participating with a 27% working interest in each well. At March 15, 1999, both wells were awaiting gas pipeline hookup to complete final production testing.

Item 3.    Legal Proceedings.

In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. On October 29, 1998, the Supreme Court of the State of Texas denied the petition for review filed by the defendants who had appealed the judgment rendered in favor of the Company. Net proceeds of $854,042 ($914,552 gross) from oil and gas sales held in suspense by the unit operator plus interest thereon of $234,811 were released to the Company on December 18, 1998, and recorded as revenue at that time.

An action was filed in the District Court of Robertson County, Texas, seeking a declaration that the plaintiff owns an additional interest in the Brounkowski Gas Unit. The Company was added as a Defendant in this action in December, 1997, because it owns minerals included in the Brounkowski Unit. On September 3, 1998, a Motion of Non-Suit filed by the Plaintiff was heard in the District Court of Robertson County, Texas. The presiding judge executed an Order of Non-Suit, and on October 23, 1998, the operator of the Brounkowski Unit released all the funds held in escrow for the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not Applicable.

                                     PART II


Item 5.    Market for Common Equity  and Related Stockholder Matters.

The Company's stock is traded over the counter in the United States. The following high and low bid information is quoted on the OTC Bulletin Board and the National Quotation Bureau's pink sheets. Prices do not include retail markup, markdown or commission.

                                                        Quarterly Ranges
                                               --------------------------------
                Quarter Ending                     High Bid           Low Bid
            ----------------------             ---------------    -------------
                   03/31/97                          32 3/4           31 1/2
                   06/30/97                          34 3/4           32 3/4
                   09/30/97                          34 3/4           34 3/4
                   12/31/97                          36               34 3/4
                   03/31/98                          36               35 1/2
                   06/30/98                          36 1/4           36
                   09/30/98                          36 1/4           36 1/4
                   12/31/98                          36 1/4           31

There was limited public trading in the Company's common stock in 1998 and 1997. In 1998, there were twenty-five brokered trades appearing in the Company's transfer ledger, and in 1997, there were twenty-one.

At March 10, 1999, the Company had approximately 1480 record holders of its common stock. The Company paid dividends on its common stock in the amount of $1.00 per share in the second quarter of 1998 and 1997. Management intends to recommend to the board of directors that the annual dividend remain at $1.00 per share in 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

Year 2000 Issue.
---------------

Many existing computer programs use only two digits to identify a year in the date field (i.e. 12/31/98). These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue").

With respect to its internal system, the Company has reviewed and tested all its information technology and the review has disclosed no material year 2000 problems. All problems discovered have been corrected. Company personnel will continue to review and test its internal system throughout 1999 for the purpose of identifying and resolving any as yet undetected year 2000 issues.

Forwardlooking Statements. Because of the nature of the Company's business, its internal non-information technology systems should not be of significance, and assessments to date have indicated such. The Company is attempting to determine the year 2000 status of third parties with which it has significant business relationships. Responses to date give limited assurance regarding the year 2000 issue.

All software used by the Company in processing its financial, accounting and property management information was developed in house by personnel still on staff. The costs to date and any future costs expected to be incurred to make the Company's software and internal systems compliant are not expected to have a material effect on its financial position or results of operations.

Management's review of the Company's year 2000 issues indicate its most likely reasonable worst case year 2000 scenarios as follows:

     A. Internal Systems. The most likely reasonable worst case scenario would be the failure of one or, at most, two modules. If such a failure should occur, the Company would convert the failed module(s) to a manual system. Review of current activity indicates the Company could convert to a manual system either totally or partially with little or no additional costs and minimal loss of efficiency.

     B. Third Party Systems. The most likely reasonable worst case scenario would be a delay in receipt of revenue from oil and gas sales from several major payors for a period of three to six months. Management intends to maintain its current healthy working capital position which will allow it to survive a temporary substantial reduction in cash flow.

Liquidity and Capital Resources.
-------------------------------

Net working  capital was  $5,342,745  at December 31,  1998, a $1,067,538  (20%)
increase from December 31, 1997. Net working capital was increased by cash flows from operations of $1,780,522, cash distributions from equity investments of $102,000, and property dispositions of $15,358. Net working capital was decreased by additions to property and equipment of $458,920, payment of dividends to stockholders of $169,793, purchase of treasury stock of $11,660, an increase in income taxes payable of $124,755 and a net decrease in other accruals of $65,214.

Cash Flows From Operating Activities. Cash paid for exploration and development expenses charged to operations are directly related to expenditures for property additions and will be considered in the discussion of investing activities, below. Exclusive of the above noted exploration and development expenses, cash flows from operations were $1,981,372 in 1998, a $519,484 (36%) increase from 1997. Of the $1,981,372 cash flows from operations, $1,088,853 was from the receipt of suspended oil and gas runs and related accrued interest upon final judgment rendered in favor of the Company in a Texas quiet title action as discussed in Item 3, "Legal Proceedings". Exclusive of receipts related to the above noted quiet title action, cash flows from operations exclusive of exploration and development costs were $892,519, or 569,369 (39%) less than 1997.

Cash Flows Applied to Investing Activities. Net cash applied to investing activities were $1,573,594, a $844,926 (116%) increase from 1997, as an increase in net cash applied to available for sale securities of $867,296 and decreased cash distributions from equity investments of $23,500 were reduced by a net decrease in cash applied to property and equipment of $45,870.

Available for sale securities are primarily US Treasury Bills or Notes used to store cash flows which are not needed immediately. For the most part cash flows with which these securities were purchased were from operating activities. When current cash requirements are greater than the balance of cash and cash equivalents, the additional required cash is drawn from available for sale securities.

Property and equipment additions are directly related to the Company's oil and gas exploration and development drilling activity. Expenditures for unsuccessful exploratory and development drilling as well as geological and geophysical costs are included in operating activities. Cash applied to property additions in 1998 included $458,920 classified as investing activities and $200,850 classified as operating activities for a total of $659,770 as compared to a total of $1,156,651 in 1997. For the most part the reduction in cash applied was the result of deferral of prospect development because of low product prices.

Financing Activities. Net cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 1998, cash dividends paid on common stock amounted to $169,793 as compared to $164,819 in 1997. Cash applied to the purchase of treasury stock was $11,660 in 1998 as compared to $3,320 in 1997.

Forward-looking Summary. Refer to page 3 for a summary of the risks and uncertainties that may affect this forward-looking summary. The Company's latest forecast for 1999 projects cash flow from operations, exclusive of exploration and development costs charged to expense, of $863,000. Cash to be applied to property additions, inclusive of exploration and development costs charged to operations, is estimated at $370,000, and cash to be applied to financing activities is estimated to be $170,000. Therefore, given the projected level of activity, operating cash flows should provide the necessary funds to meet 1999 cash requirements.

The Company and its joint owners have deferred drilling exploratory and development prospects because of the depressed prices received for crude oil, and to a lessor degree for natural gas. Should product prices improve, or other events occur which make the prospects risk analysis more positive, some or all of the deferred prospects may be drilled in 1999. Also, should the exploratory drilling result in a significant discovery that requires substantial development drilling, or should other investment opportunities become available, capital requirements could be far more than the Company has available. If such circumstances occur, the Company may require external sources of financing.

Results of Operations.
---------------------

In 1998, net income, basic and diluted, increased to $5.11 per share from $2.32 per share in 1997. The most significant contribution to the increase was the receipt of oil and gas runs held in suspense plus interest thereon. This receipt increased income after income taxes by about $3.52 per share as discussed in
Note 9, to the accompanying statements. The above noted receipt will be discussed in more detail in the following paragraphs along with other material line item changes in the statements of operations.

Operating Revenues. Operating revenues decreased $67,112 (2%) to $2,714,094 in 1998 from $2,781,206 in 1997. Lease bonuses and other miscellaneous revenues increased $21,692 to $34,663, while oil and gas sales decreased $88,804 to $2,679,431. Oil and gas sales for 1998 were materially affected by the final judgment of the Supreme Court of the State of Texas in the Company's favor regarding a quiet title action as discussed in Item 3 of this 10-KSB as well as
Note 9 to the accompanying financial statements. As a result of receipt of the suspended prior years oil and gas runs upon final judgment, the Company recorded additional revenues of $914,552, or 34% of 1998 total oil and gas sales. These receipts were from the Alabama Ferry North Unit (AFNU), Leon County, Texas. The AFNU affect will be noted in the analysis and discussion below.

The following table presents a price and volume analysis of oil and gas sales for the years ended December 31, 1998 and 1997. The table does not include an analysis of revenues from miscellaneous oil and gas products which totaled $11,081 in 1998 and $14,734 in 1997 .


                                                                  Variance
                                                        --------------------------
             Production                   1998              Price         Volume        1997
             ----------                 ---------       -----------    -----------  -----------
             Oil -


             Bbls (000 omitted)               70                             29           41
             $(000 omitted)            $   1,120            (266)           574          812
             Unit Price                $   15.86           (3.77)                      19.63
             Gas -
             MCF (000 omitted)               821                             19          802
             $(000 omitted)            $   1,549            (438)            46        1,941
             Unit Price                $    1.89            (.53)                       2.42


Revenues from oil sales increased $307,569 (38%) to $1,119,694 in 1998 from $812,125 in 1997. The volume of oil sales increased 29,251 barrels (Bbls) to 70,618 Bbls in 1998 from 41,367 Bbls in 1997, resulting in a positive volume variance of $574,192. The unit price of oil sales declined $3.77 per Bbl to $15.86 per Bbl resulting in a negative price variance of $266,623.

Included in the above oil sales is the receipt of AFNU prior period oil runs of 36,737 Bbls at an average price of $18.75 per Bbl for a total of $688,976. Exclusive of the AFNU receipt, revenues from oil sales would have been 33,881 Bbls at an average price of $12.71 for total oil sales of $430,719. The volume of sales would have been reduced 7,486 Bbls from 1997, and the average price per Bbl would have decreased $6.92 resulting in a negative volume variance of $146,950. Exclusive of the AFNU sales, for the most part, the reduction in sales volume of 7,486 Bbls resulted because of the decline in production from properties in the Austin Chalk area of Texas, as offset by approximately 3,000 Bbls of new production which came on line. The price received for oil sales is based on the spot market price over which the Company has no control.

Revenues from natural gas sales fell $392,720 (20%) to $1,548,656 in 1998 from $1,941,376 in 1997. The sales volume increased 18,804 thousand cubic feet (MCF) resulting in a favorable volume variance of $45,505; however, the average price received declined $.53 per MCF to $1.89 per MCF resulting in a negative price variance of $438,225.

Included in the above gas sales, is AFNU prior year receipts of $225,552 for 138,409 MCF of natural gas at an average price of $1.63 per MCF. Exclusive of the AFNU receipts, gas sales would have been $1,323,104, or a $618,272 (32%) decrease from 1997. The Company would have had a decrease in volume produced of 119,605 MCF to 682,820 MCF for a negative volume variance of $282,444, and a decrease in average price per MCF of $.48 to $1.94 per MCF would result in a negative price variance of $335,828. Exclusive of the AFNU receipts, the decrease in volume produced was the result of a normal decline in the ability of older properties to produce. Of the total decrease in production of 119,605 MCF, the #1 Brounkowski, a Robertson County, Texas royalty interest which came on line in 1995 was responsible for 64,968 MCF, or 54%. The Company sells most of its gas on the spot market or has contracts which are based on the spot market. Sales made under fixed price contracts with terms longer than one year are insignificant.

Operating Costs and Expenses. Operating cost and expenses fell $735,184 (27%) to $2,023,869 in 1998. Decreases in exploration expenses of $626,896 (79%), depreciation, depletion, amortization and valuation provisions of $105,697 (13%) and general administrative and other expense of $43,719 (6%) were partially offset by an increase in production costs of $41,127 (11%).

     Production costs. For the most part, the $41,127 increase was the result of additional lease operating expense relating to new production which came on line in late 1997 and 1998, as well as the workover of some older producing properties.

     Exploration Expense. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling are capitalized. Total costs of exploration, inclusive of geological and geophysical costs, were $607,910 in 1998 and $1,175,729 in 1997. Cost charged to operations were $168,255 in 1998 and $795,151 in 1997, inclusive of geological and geophysical expense of $94,070 in 1998 and $75,130 in 1997.

     Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components are the provision for impairment of non-producing leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment was $122,204 in 1998 and $164,859 in 1997.

As discussed in Note 11 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Reviews were performed in both 1998 and 1997, resulting in the recognition of impairment losses totaling $184,835 in 1998 and $226,986 in 1997.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas or a change in the rate of production. The provisions for depletion and depreciation totaled $418,420 in 1998 a $20,780 (5%) decrease from 1997.

     General, Administrative and Other Expenses (G&A). The $43,719 drop in G&A was mostly caused by a $50,094 decrease in franchise and property taxes in the State of Texas resulting from declining oil and gas prices and volumes. Also of significance was a $21,382 decrease in legal fees because of finalization of major legal proceedings, and a $17,721 increase in payroll expense which resulted mostly from a retirement bonus.

     Equity Earnings in Investees. Equity earnings decreased $88,649 (55%) mostly because of a reduction in real estate sales of an investee which invests in Oklahoma City metropolitan area real estate.

Other Income, Net. This line item consist of interest and other investment income as offset by investment losses and various other non-operating income and expense. Other income, net increased $204,232 (97%) in

1998. As discussed in Note 9 to the accompanying financial statements, final judgement was rendered in favor of the Company in a Texas quiet title action. In December, 1998, the Company received the oil and gas runs which were held in suspense plus $234,811 in accrued interest thereon. The interest income is included herein. The increase in interest income was reduced by about $33,000 by recognition of a net unrealized loss on trading securities.

Provisions for Income Taxes. In 1998, the Company had a calculated provision for income tax of $320,937 for an effective tax rate of 27% as the current tax expense of $244,811 was increased by a deferred tax provision of $76,126. In 1997, a calculated provision for income tax of $3,473 resulted because the current tax expense of $107,446 exceeded the deferred tax benefit of $103,973. See Note 6 to the accompanying financial statements for an analysis of the various components of income taxes for both 1998 and 1997.

Forward-looking Summary. Please refer to Page 3 for a summary of some of the risks and uncertainties that may affect these forward-looking statements. A projection of the results of operations for 1999 as compared to 1998 actual results follows:

                                                                                    (000 Omitted)
                                                                        ---------------------------------------
                                                                                                    Net Income
                                                                        Estimate       Actual        Increase
                                                                            1999          1998      (Decrease)
                                                                        ----------   ----------     ----------
             Operating Revenues                                         $   1,560    $    2,714       (1,154)


             Operating Costs & Expenses:
                Production                                                    340           410          (70)
                Exploration & Development                                     159           168           (9)
                DD&A                                                          650           735          (85)
                G&A                                                           662           711          (49)
                                                                        ----------   ----------    -----------
                                                                            1,811         2,024         (213)
                                                                        ----------   ----------    -----------
             Operating Income (Loss)                                         (251)          690         (941)
             Equity Earnings in Investees                                      80            74            6
             Other Income, Net                                                234           414         (180)
                                                                        ----------   ----------    -----------
             Income Before Taxes                                               63         1,178       (1,115)
             Provision for Income Tax                                           8           321         (313)

                Net Income                                              $      55    $      857    $    (802)
                                                                        ==========   ==========    ===========

     Operating Revenues. Revenues from oil and gas sales are estimated at $1,523,000 for 1999, or a $1,156,000 (43%) decrease from 1998. The following price and volume analysis of 1999 forecast sales as compared with 1998 actual oil and gas sales provides a breakout of the various components and projected variances from 1998.


                                                                  Variance
                                        Forecast        --------------------------     Actual
             Production                   1999              Price         Volume        1998
             ----------                 ---------       -----------    -----------  -----------
             Oil -

             Bbls (000 omitted)               29            ----            (41)          70
             $(000 omitted)             $    318            (144)          (658)    $  1,120
             Unit Price                 $  11.20           (4.66)           ----    $  15.86
             Gas -
             MCF (000 omitted)               611            ----           (210)         821
             $(000 omitted)             $  1,205               9           (393)    $  1,549
             Unit Price                 $   1.97             .08            ----    $   1.89


As discussed above, included in actual 1998 oil and gas sales is $914,552 of prior years oil and gas sales (AFNU sales) resulting from the final judgment in a Texas quiet title action. The following price and volume analysis excludes AFNU sales from 1998 actual sales


                                                                  Variance           Excluding
                                        Forecast        --------------------------      AFNU
             Production                   1999              Price         Volume        1998
             ----------                 ---------       -----------    -----------  -----------
             Oil -

             Bbls (000 omitted)               29            ----             (5)            34
             $(000 omitted)            $     318              (46)          (67)    $      431
             Unit Price                $   11.20            (1.51)          ----    $    12.71
             Gas -
             MCF (000 omitted)               611             ----           (72)           683
             $(000 omitted)            $   1,205               19          (137)    $    1,323
             Unit Price                $    1.97              .03           ----    $     1.94


Excluding AFNU sales, the projected decline in 1999 revenues from 1998 would be $242,000 (14%). Oil production is projected to fall $67,000 as a result of a reduction in volume and $46,000 because of a decline in average price per Bbl. A projected $137,000 volume decline in gas sales is reduced $19,000 by an estimated increase in average price per MCF.

The projected decline in oil and gas volumes assumes a normal decline for properties which produced in 1998 and no new production coming on line in 1999. The average price used for the 1999 projections of revenues from oil and gas sales is management's most recent estimate of the average price to be received for the year 1999. It should be noted that March 23, 1999 spot market prices for oil were $15.38 per Bbl and lower, and spot market prices for gas were $1.81 per MCF and lower.

     Operating Costs and Expenses. Operating cost and expenses are projected at $1,811,000 for 1999, a $213,000 (11%) decrease from 1998. Production costs are estimated to be $70,000 (17%) less than 1998 because of a reduction of gross production taxes resulting from an estimated decrease in oil and gas sales for 1999.

Management's current estimate of total exploration and development costs for 1999 is $370,000, of which $159,000 is estimated to be charges against operations and $211,000 capitalized as proven properties. Of the $370,000 total estimated costs, $20,000 is geological and geophysical expense, and all of the remaining $350,000 could be capitalized or expensed depending upon the results of drilling. Also, if the Company's exploration is successful, significant additional costs could be incurred for development drilling and lease acquisition.

DD&A is projected to decline $85,000 (12%) because of reduced production volumes and reduced depreciable basis because of prior years long lived assets impairments.

G&A is estimated to be $49,000 (7%) less than 1998. Legal fees should continue to fall. Also, Texas franchise and property taxes should decline with the projected decrease in Texas oil and gas revenue.

     Other Income, Net. Other income, net is estimated to decrease $180,000 (43%). The decline in interest income resulting because of the 1998 receipt of $234,811 interest upon final judgment in a Texas quiet title action should be reduced by additional interest income resulting from projected increase in the average balance of security investments.

Item 7.   Financial Statements.


           Index to Financial Statements.

                                                                           Page

           Report of Independent Certified Public Accountants -
           Grant Thornton LLP                                               19

           Balance Sheets - December 31, 1998 and 1997                      20

           Statements of Operations - Years Ended December 31, 1998
           and 1997                                                         22

           Statement of Stockholders' Equity - December 31, 1998 and 1997   23

           Statements of Cash Flows - Years Ended December 31, 1998
           and 1997                                                         24

           Notes to Financial Statements                                    26

           Unaudited Supplemental Financial Information                     34

               Report of Independent Certified Public Accountants
               --------------------------------------------------





Board of Directors
The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.








GRANT THORNTON LLP

Oklahoma City, Oklahoma
March  12, 1999

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                               December 31,
                                                                ----------------------------------------
                                                                     1998                      1997
Current Assets:                                                 ---------------            --------------
     Cash and Cash Equivalents (Note 2)                         $      339,015             $     313,540
     Available for Sale Securities  (Notes 2 & 5)                    4,538,772                 3,306,740
Trading Securities (Notes 2 & 5)                                       450,768                   447,266
     Receivables                                                       152,460                   278,741
     Refundable Income Taxes                                              ----                    75,424
     Prepayments & Deferred Income Taxes                                13,127                     5,625
                                                                ---------------            --------------
                                                                     5,494,142                 4,427,336
                                                                ---------------            --------------
Investments:
    Partnership and Limited
      Liability Companies (Notes  2 & 7)                               462,951                   490,587
    Other                                                               19,048                    16,230
                                                                ---------------            --------------
                                                                       481,999                   506,817
                                                                ---------------            --------------
Property, Plant & Equipment (Notes 2 & 11):
    Oil & Gas Properties, at Cost Based on the
       Successful Efforts Method of Accounting
           Unproved Properties                                         668,332                   597,284
Proved Properties                                                    4,189,787                 4,228,063
                                                                ---------------           ---------------
                                                                     4,858,119                 4,825,347
       Less - Valuation Allowance and Accumulated
           Depreciation, Depletion & Amortization                    3,751,113                 3,427,157
                                                                ---------------           ---------------
                                                                     1,107,006                 1,398,190
                                                                ---------------           ---------------
     Other Property & Equipment, at Cost                               324,104                   324,104
       Less - Accumulated Depreciation & Amortization                  179,192                   169,195
                                                                ---------------           ---------------
                                                                       144,912                   154,909
                                                                ---------------           ---------------
                                                                     1,251,918                 1,553,099
                                                                ---------------           ---------------
Other Assets                                                           407,569                   478,137
                                                                ---------------           ---------------
                                                                $    7,635,628            $    6,965,389
                                                                ===============           ===============

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

(concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                December 31,

                                                                       1998                     1997
Current Liabilities:                                            ---------------           ---------------
    Accounts Payable                                            $       45,656            $       93,044
    Income Taxes Payable                                                49,331                     ----
    Other Current Liabilities
       Gas Balancing Commitment                                         41,410                    45,344
       Other                                                            15,000                    13,741
                                                                ---------------           ---------------
                                                                       151,397                   152,129
                                                                ---------------           ---------------

Dividends Payable (Note 3)                                             125,210                   132,094
                                                                ---------------           ---------------


Commitments & Contingencies (Note 7)

Stockholders' Equity (Notes 3 & 4)
    Common Stock                                                        92,368                    92,368
    Additional Paid-in Capital                                          65,000                    65,000
Retained Earnings                                                    7,388,288                 6,698,773
                                                                ---------------           ---------------
                                                                     7,545,656                 6,856,141

    Less  - Treasury Stock, at Cost                                    186,635                   174,975
                                                                ---------------           ---------------
                                                                     7,359,021                 6,681,166
                                                                ---------------           ---------------
                                                                $    7,635,628            $    6,965,389
                                                                ===============           ===============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS


                                                                       Year Ended December 31,

                                                                      1998                  1997
Operating Revenues:                                             ---------------         -------------
    Oil & Gas Sales (Note 9)                                    $    2,679,431          $  2,768,235
Lease Bonuses & Other                                                   34,663                12,971
                                                                ---------------         -------------
                                                                     2,714,094             2,781,206
                                                                ---------------         -------------
Operating Costs and Expenses:
     Production                                                        410,341               369,213
Exploration                                                            168,255               795,151
     Depreciation, Depletion, Amortization
         & Valuation Provisions                                        735,456               841,153
     General, Administrative and Other                                 709,817               753,536
                                                                ---------------         -------------
                                                                     2,023,869             2,759,053
                                                                ---------------         -------------
Income  from Operations                                                690,225                22,153
Equity Earnings in Investees                                            73,796               162,445
Other Income, Net (Note 9)                                             414,339               210,107
                                                                ---------------         -------------
Income before Income Taxes                                           1,178,360               394,705
Provisions for Income Taxes (Notes 2 & 6)                              320,937                 3,473
                                                                ---------------         -------------
Net Income                                                      $      857,423          $    391,232
                                                                ===============         =============
Per Share Data (Notes 2 & 9):
     Net Income, Basic and Diluted                              $         5.11          $       2.32
                                                                ===============         =============
     Cash Dividends                                             $         1.00          $       1.00
                                                                ===============         =============
Weighted Average Shares Outstanding, Basic and Diluted                 167,947               168,404
                                                                ===============         =============


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1998





                                                                          Additional
                                                         Common             Paid-in           Retained           Treasury
                                                          Stock             Capital           Earnings             Stock
                                                   ----------------     ---------------   ---------------     --------------
 Balance at January 1, 1997                        $       92,368       $       65,000    $     6,475,980     $    (171,655)
    Net Income                                               ----                 ----            391,232              ----
    Cash Dividends on Common Stock                           ----                 ----           (168,439)             ----

    Purchase of Treasury Stock                               ----                 ----               ----            (3,320)
                                                   ----------------     ---------------   ---------------     --------------
Balance at December 31, 1997                               92,368               65,000          6,698,773          (174,975)

    Net Income                                               ----                 ----            857,423              ----

    Cash Dividends on Common Stock                           ----                 ----           (167,908)             ----

    Purchase of Treasury Stock                               ----                 ----               ----           (11,660)
                                                   ---------------      ---------------   ----------------    --------------

Balance at December 31, 1998                       $       92,368       $       65,000    $     7,388,288     $    (186,635)
                                                   ===============      ===============   ================    ===============








See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                       Year Ended December 31,
                                                                -------------------------------------
                                                                      1998                   1997
Cash Flows from Operating Activities:                           ---------------        --------------
   Cash Received-
     Oil and Gas Sales                                          $    2,785,843        $    2,826,730
     Lease Bonuses and Rentals                                          34,663                 1,683
     Agricultural Rentals & Other                                       11,188                12,893
   Cash Paid-
     Production Costs                                                 (415,556)             (362,511)
     Exploration and Development Expenses                             (200,850)             (636,677)
     General Suppliers, Employees and Taxes,
       Other than Income                                              (737,918)             (776,651)
   Interest Received                                                   437,753               141,330
   Interest Paid                                                       (11,250)              (11,250)
   Dividends Received on Trading
     Securities                                                          9,735                 8,993
   Purchase of Trading Securities                                   (2,856,372)           (1,796,067)
   Sale of Trading Securities                                        2,843,342             1,786,880
   Income Taxes Paid                                                  (120,056)             (370,142)
                                                                ---------------       ---------------
     Net Cash Provided by Operating
       Activities                                                    1,780,522               825,211
                                                                ---------------       ---------------

Cash Flows from Investing Activities:
   Sale and Maturity of Available for
     Sale Securities                                                 1,353,669             1,209,258
   Purchase of Available for Sale Securities                        (2,585,701)           (1,573,994)
   Property Dispositions                                                15,358                30,542
   Property Additions                                                 (458,920)             (519,974)
   Cash Distributions from Equity Investments                          102,000               125,500
                                                                ---------------        ---------------
      Net Cash Applied to Investing Activities                  $   (1,573,594)       $     (728,668)
                                                                ---------------        ---------------


(Continued)

See Accompanying Notes

(Concluded)
                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                        Year Ended December 31,
                                                                --------------------------------------
                                                                     1998                   1997
Cash Flows Applied to Financing Activities:                     ---------------       ---------------
   Dividends Paid to Shareholders                               $     (169,793)       $      (164,819)
   Purchase of Treasury Stock                                          (11,660)                (3,320)
                                                                --------------        ----------------
     Total Cash Applied to Financing  Activities                      (181,453)              (168,139)
                                                                ---------------       ----------------
Net Change in Cash and Cash Equivalents                                 25,475                (71,596)
Cash and Cash Equivalents at Beginning of Year                         313,540                385,136
                                                                ---------------       ----------------
Cash Equivalents at End of Year                                        339,015        $       313,540
                                                                ===============       ================
Reconciliation of Net Income to Net
     Cash Provided by Operating Activities:
Net Income                                                      $      857,423        $       391,232
Net Income Increased (Decreased) by -
     Net Change in -
       Unrealized Holding (Gains) Losses
            on Trading Securities                                       32,451                 (5,142)
       Accounts Receivable                                             107,351                 61,607
       Interest and Dividends Receivable                                18,505                (38,331)
       Income Taxes Refundable/Payable                                 124,755               (262,697)
       Accounts Payable                                                (27,616)                34,849
       Trading Securities                                              (35,953)               (27,373)
      Equity Earnings in Investees                                     (73,796)              (162,445)
      Loss (Gain) on Disposition of Property
       & Equipment                                                     (13,445)               127,727
     Depreciation, Depletion, Amortization
       and Valuation Provisions                                        735,456                841,153
     Change in Cash Value of Officers'
       Life Insurance                                                  (16,801)               (27,408)
     Change in Deferred Taxes                                           76,126               (103,972)
     Gas Balancing Liabilities                                          (3,934)                (3,989)
                                                                ---------------       ----------------
Net Cash Provided by Operating Activities                       $    1,780,522        $       825,211
                                                                ===============       ================

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - NATURE OF OPERATIONS
         --------------------

       The Company is principally engaged in oil and natural gas exploration and development with an area of concentration in Texas and Oklahoma.

Note 2 - SUMMARY OF ACCOUNTING POLICIES
         ------------------------------

       Property and Equipment
       ----------------------
       Oil and gas properties are accounted for on the successful efforts method. The acquisition, exploration and development costs of producing properties are capitalized. All costs relating to unsuccessful exploration, geological and geophysical costs, delay rentals and abandoned properties are expensed. Lease costs related to unproved properties are amortized over the life of the lease and are assessed periodically. Any impairment of value is charged to expense.

       Depreciation, depletion and amortization of producing properties is computed on the units-of-production method on a property-by-property basis. The units-of-production method is based primarily on estimates of proved reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised in the near term.

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

       Investments
       -----------
       The Company accounts for its investments in a partnership and limited liability companies on the equity basis and adjusts the investment balance to agree with its equity in the underlying assets of the entities. See Note 7 for additional information.

       Trading securities, which consist primarily of equity securities, are carried at fair value with unrealized gains and losses included in earnings.

       Available for sale securities, which consist primarily of US Government securities, are carried at fair value with unrealized gains and losses reported as a component of other comprehensive income, when material.

       Cash & Cash Equivalents
       -----------------------
       The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on such accounts.

       Income Taxes
       ------------
       Deferred income taxes are provided for significant carryforwards and temporary differences using the liability method.

       Net Income Per Share
       --------------------
       Net Income per share is calculated based on the weighted average of the number of shares outstanding during the year.

       Concentrations of Credit Risk and Major Customers
       -------------------------------------------------
       The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas and Oklahoma. The Company had one purchaser in 1997 and two purchasers in 1998 whose purchases were in excess of 10% of total oil and gas sales. In 1997, those purchases were $698,367, or 25% of total oil and gas sales. In 1998, the purchases were $455,208 or 17% of total oil and gas sales by one purchaser, and $914,552 or 34% of total oil and gas sales by the other. The $914,552 gross receipts from the second purchaser, were the result of receipt of suspended runs upon the final judgment rendered in favor of the Company in a Texas quiet title action as discussed in Note 9.

       Use of Estimates
       ----------------
       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Note 3 - DIVIDENDS PAYABLE
          -----------------

       Dividends payable include amounts that are due to stockholders whom the Company has been unable to locate and uncashed dividend checks of other stockholders.

Note 4 - COMMON STOCK
         ------------

       The following table summarizes the changes in common stock issued and outstanding:

                                                                           Shares of
                                                     Shares                Treasury                  Shares
                                                     Issued                  Stock                Outstanding
                                               ------------------      ------------------      ------------------
         January 1, 1997, $.50
         par value stock, 400,000
         shares authorized                           184,735.28               16,256.55              168,478.73

         Purchase of stock                                  ---                  166.00                ( 166.00)
                                               ------------------      ------------------      ------------------

         December 31, 1997, $.50
         par value stock, 400,000
         shares authorized                           184,735.28               16,422.55              168,312.73

         Purchase of stock                                  ---                  583.00                 (583.00)
                                               ------------------      ------------------      ------------------

         December 31, 1998, $.50
         par value stock, 400,000
         shares authorized                           184,735.28               17,005.55              167,729.73
                                               ==================      ==================      ==================

Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES
         -----------------------------------------

     At December 31, 1998 and 1997, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not required. At December 31, 1998, all available for sale securities mature prior to September 17, 1999. In 1998 proceeds from sales of securities prior to maturity totaled $255,383 with no significant realized gains or losses. In 1997 proceeds from sales of securities prior to maturity totaled $691,602, with no significant realized gains or losses.

     As to the trading securities, unrealized holding gains (losses) included in earnings was ($32,451) for 1998 and $5,142 for 1997.

Note 6 - INCOME TAXES
         ------------

       Components of deferred taxes follow:

                                                                            December 31,
                                                               -------------------------------------
                                                                     1998                  1997
       Assets                                                   ---------------       ---------------
           Leasehold Costs                                      $      174,479        $      351,904
           Gas Balancing Receivable                                     52,379                52,379
           Lease and Well Equipment                                         85                   256
           Long-Lived Asset Impairment                                 131,173               139,798
           Geological and Geophysical Costs                               ----                 5,877
           Marketable Securities                                         7,501                  ----
                                                                ---------------       ---------------
                                                                       365,617               550,214
           Valuation Allowance                                            ----                 ----
                                                                ---------------       --------------
                                                                       365,617               550,214
                                                                ---------------       ---------------
       Liabilities
           Equity Investments                                            6,212                 6,756
           Marketable Securities                                          ----                 3,742
           Intangible Development Costs                                257,846               362,030
                                                                ---------------       ---------------
                                                                       264,058               372,528
                                                                ---------------       ---------------

       Net Deferred Tax Asset                                   $      101,559        $      177,686
                                                                ===============       ===============
       Change in Valuation Allowance for the Year               $         ----        $         ----
                                                                ===============       ===============

       The following table summarizes the current and deferred portions of income tax expense.

                                                                        Year Ended December 31,
                                                                -------------------------------------
                                                                      1998                  1997
       Current Tax Expense:                                     ---------------       ---------------
           Federal                                              $      244,811        $      107,446
           State                                                          ----                  ----
                                                                ---------------       ---------------
                                                                       244,811               107,446
       Deferred  Provision (Benefit)                                    76,126              (103,973)
                                                                ---------------       ---------------
       Total Provision                                          $      320,937        $        3,473
                                                                ===============       ===============

     The total provision for income tax expressed as a percentage of income before income tax was 27% in 1998 and .88% in 1997. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 1998 and 1997 to income before income tax as summarized in the following reconciliation:


                                                                        Year Ended December 31,
                                                                -------------------------------------
                                                                     1998                    1997
                                                                ---------------       ---------------
     Computed Federal Tax
         Provision                                              $      412,426        $      138,147
     Increase (Decrease) in Tax  From:
         Allowable Depletion in Excess of
              Depletion for Financial Statements                       (77,223)             (117,909)
          Non-conventional Fuel Credit                                  (7,849)               (8,953)
         Corporate Graduated Tax Rate
              Structure                                                 (7,840)               (6,070)
         Dividend Received Deduction                                    (2,385)               (2,203)
         Other                                                           3,808                   461
                                                                ---------------       ---------------
         Provision for   Income Tax                             $      320,937        $        3,473
                                                                ===============       ===============
         Effective Tax Rate                                                 27%                  .88%
                                                                ===============       ===============

Note 7 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES
         --------------------------------------------------------------
        The Company has a 33% interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership). The Partnership had assets in excess of liabilities of $474,480 and $420,960, at December 31, 1998 and 1997, respectively, and its net income for the periods then ended were $53,520 and $22,663.

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

        The office building is financed by a mortgage loan with a balance of $621,466 at December 31, 1998. The loan matures in 2002 with interest at New York prime rate capped at 8 1/2% until December 1998. The loan is collateralized by a first mortgage on the land and building, and the assignment of leases and rents.

        The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense was $26,353 and $27,388 for the years ended December 31, 1998 and 1997, respectively.

        The Company has a 9% interest in the Coffee Creek Golf Course Limited Liability Company (LLC), an Oklahoma limited liability company. The LLC has developed and is operating a golf course on real property it acquired in Oklahoma. Through an investment in a partnership, the LLC is participating in the development of real property surrounding the golf course. At December 31, 1998, the Company's net equity in the LLC totaled $192,778, ($240,002 at December 31, 1997).

        In December, 1992 the Company invested $90,000 for a 10% interest in OKC Industrial Properties, L.C., an Oklahoma limited liability company, which was formed to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. At December 31, 1998, the Company's net equity in the limited liability company was $95,904, compared to $93,978 at December 31, 1997.

Note 8 -  COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
          --------------------------------------------------
          EXPLORATION, AND DEVELOPMENT ACTIVITIES
          ---------------------------------------

       All of the Company's oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

                                                 Year Ended December 31,
                                              -----------------------------
                                                   1998             1997
       Acquisition of Properties              ------------      -----------
              Unproved                        $   380,592       $   186,921
              Proved                          $      ----       $     -----

       Exploration Costs                      $   168,936       $   795,691
       Development Costs                      $    58,382       $   193,117


Note 9 -LEGAL PROCEEDINGS
        -----------------

       In August 1993, the Company filed an action in the District Court of Leon County, Texas to quiet title to its 13/32nd interest in approximately 203 mineral acres associated with two producing oil and gas wells completed in 1988. On October 29, 1998, the Supreme Court of the State of Texas denied the petition for review filed by the defendants who had appealed the judgment rendered in favor of the Company.

       Net proceeds of $854,042 ($914,552 gross) from oil and gas sales held in suspense by the unit operator plus interest thereon of $234,811 were released to the Company on December 18, 1998, and recorded as revenue at that time. For the year ending December 31, 1998, the effect of this transaction increased the Company's net income after the related provision for income taxes by approximately $655,000 or $3.90 per common share outstanding.

Note 10 - FINANCIAL INSTRUMENTS
          ---------------------

       The following table includes various estimated fair value information as of December 31, 1998 and 1997 as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

       All of the Company's financial instruments are held for purposes other than trading, except for trading securities.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       1.      Cash and Cash Equivalents
               -------------------------
       The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

       2.      Available for Sale Securities
               -----------------------------
       The estimated fair values are based upon quoted market prices.
       3.      Trading Securities
               ------------------
       The estimated fair values are based upon quoted market prices.
       4.      Dividends Payable
               -----------------
       Due to the uncertainty regarding when such amounts will be paid, it is not practicable to estimate fair value.

       The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                    1998                                 1997
                                                     ---------------------------------       ------------------------------
                                                        Carrying            Estimated          Carrying         Estimated
                                                         Amount            Fair Value           Amount          Fair Value
                                                     --------------      --------------      --------------   --------------
     Financial Assets
       Cash and Cash Equivalents                     $     339,015       $     339,015       $     313,540    $     313,540
       Available for Sale Securities                     4,538,772           4,538,772           3,306,740        3,306,740
       Trading Securities                                  450,768             450,768             447,266          447,266
     Financial Liabilities
       Dividends Payable for which it is
         Not practicable to estimate fair value           (140,210)                N/A            (142,094)             N/A

Note 11 -  LONG-LIVED ASSETS IMPAIRMENT LOSS
           ---------------------------------

     Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $184,835 and $226,986 for the years ended December 31, 1998 and 1997, respectively, are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions. Impairment losses for 1998 were determined based on December 31, 1998 reserve studies and were recorded in the fourth quarter of 1998. The estimated discounted future net cash flows from the impaired properties were considered to be the fair value of the properties.

                  UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                                                         SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                   (Unaudited)

                                                             Years Ended December 31,
                                                      ---------------------------------------
                                                            1998                    1997
                                                      ---------------         ---------------
Oil & Natural Gas Liquids (Bbls)
     Proved Developed and
       Undeveloped Reserves
         Beginning of Year                                    53,590                  72,648
         Revisions of Previous Estimates                      25,908                 (24,918)
         Extensions and Discoveries                            7,387                  17,571
         Production                                          (49,082)                (11,711)
         Sale of Reserves in Place                              ----                  ----
                                                      ---------------         ---------------
         End of Year                                          37,803                  53,590
                                                      ===============         ===============
     Proved Developed Reserves
         Beginning of Year                                    53,590                  72,648
         End of Year                                          37,803                  53,590
Gas (MCF)
     Proved Developed and Undeveloped
         Reserves Beginning of Year                        1,921,324               2,097,886
         Revisions of Previous Estimates                      49,799                 (29,287)
         Extensions and Discoveries                           10,727                 158,608
         Production                                         (414,124)               (305,883)
         Sale of Reserves in Place                              ----                  ----
                                                      ---------------         ---------------
         End of Year                                       1,567,726               1,921,324
                                                      ===============         ===============
     Proved Developed Reserves
         Beginning of Year                                 1,921,324               2,097,886
         End of Year                                       1,567,726               1,921,324


(continued)
 See notes on next page

                                                         SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                   (Unaudited)


(Concluded)


Notes     1.    Estimates of royalty interests reserves have  not  been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 21,537 Bbls of oil and 407,106 MCF of gas for the year ended December 31, 1998, and 29,656 Bbls of oil and 496,543 MCF of gas for the year ended
                December 31, 1997.

          2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 1998 and 1997. All reserves are located within the United States.

          3. The Company emphasizes that the reserve volumes shown are estimates which by their nature are subject to revision in the near term. The estimates have been made by utilizing all available geological and reservoir data, as well as actual production performance data. These estimates are reviewed annually and are revised upward or downward, as warranted by additional performance data.

          4. As discussed in Note 9 to the accompanying financial statements, in December 1998, the Company received proceeds from oil and gas sales upon the final judgement in its favor of a Texas quiet title action. Because the Company had no assurance the judgement would be rendered in its favor, the oil and gas reserves related thereto were not included in proved developed reserves until the proceeds were released from suspense by the unit operator. As a result, both the Revisions of Previous Estimates and Production line items for 1998 include 36,737 barrels of oil and 138,409 MCF of gas which were produced in prior years, but received in 1998.

                                                         SUPPLEMENTAL SCHEDULE 2




                          THE RESERVE PETROLEUM COMPANY
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                      RELATING TO PROVED WORKING INTERESTS
                              OIL AND GAS RESERVES
                                   (Unaudited)



                                                                   At December 31,

                                                            1998                    1997
                                                      ---------------         ---------------
Future Cash Inflows                                   $    3,517,878          $    5,228,433
Future Production and
     Development Costs                                    (1,172,954)             (1,399,487)
Future Income Tax Expense                                   (683,975)             (1,081,773)
                                                      ---------------         ---------------
Future Net Cash Flows                                      1,660,949               2,747,173
     10% Annual Discount for
     Estimated Timing of Cash Flows                         (474,621)               (771,752)
                                                      ---------------         ---------------
Standardized Measure of Discounted
     Future Net Cash Flows                            $    1,186,328          $    1,975,421
                                                      ===============         ===============

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

                                                         SUPPLEMENTAL SCHEDULE 3


                          THE RESERVE PETROLEUM COMPANY
              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
         NET CASH FLOW FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                   (Unaudited)



                                                                  Year Ended December 31,
                                                         ---------------------------------------
                                                              1998                     1997
                                                         ---------------         ---------------
Standardized Measure,
     Beginning of Year                                   $    1,975,421          $    3,292,966

     Sales and Transfers, Net of
       Production Costs                                      (1,301,791)               (744,224)

     Net Change in Sales and Transfer
       Prices, Net of Production Costs                         (436,455)             (1,438,049)

     Extensions, Discoveries and Improved
       Recoveries, Net of Future Production
       and Development Costs                                     38,687                 378,187
     Revisions of Quantity Estimates                            207,508                (334,597)
     Accretion of Discount                                      275,430                 463,368
Net Change in Income Taxes                                      289,835                 561,837
     Changes in Production Rates
       (Timing) and Other                                       137,693                (204,067)
                                                         ---------------         ---------------
Standardized Measure,
     End of Year                                         $    1,186,328          $    1,975,421
                                                         ===============         ===============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable


                                    PART III


Items 9, 10, 11, and 12 are incorporated by reference to the Company's proxy statement to be mailed to security holders on or about April 6, 1999 in connection with its annual stockholders' meeting to be held on May 4, 1999.

Item 13.      Exhibits and Reports on Form 8-K.

 (a)       Exhibits

     The following documents are exhibits to this Form 10-KSB. Each document marked by an asterisk is hereby incorporated herein by reference to the same document previously filed with the Securities and Exchange Commission.


Exhibit                                                           S.E.C.                  Exhibit
Reference              Description                            Report (Date)                Number                   Page
---------              -----------                            -------------                ------                   ----
    3.1             *Restated Certificate of
                     Incorporation dated
                     November 1, 1988                       10-KSB    (12/96)                3.1                     39

    3.2             *By-Laws
                     dated November 1, 1988                 10-KSB    (12/96)                3.2                     48

     27              Financial Data Schedule                10-KSB    (12/98)                 27                     41

 (b).                Reports on Form 8-K.

           Reports on Form 8-K have been filed with the Securities and Exchange Commission during the last quarter of the period covered by this report as follows:

   Item                         Report                       Financial
  Reported                       Date                     Statement Filed
  --------                       ----                     ---------------
5.Other Events            December 18, 1998                      No


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE RESERVE PETROLEUM COMPANY
                                             (Registrant)



                                       /s/ Mason W. McLain
                                    ------------------------------
                                    By:    Mason W. McLain, President
                                    (Principal Executive Officer)




                                       /s/ Jerry L. Crow
                                    ------------------------------
                                    By:    Jerry L. Crow, 2nd Vice President
                                    (Principal Financial and Accounting Officer)


Date:  March   25, 1999




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



  /s/ Mason W. McLain                                  /s/  Jerry L. Crow
---------------------------                        ----------------------------
Mason W. McLain (Director)                         Jerry L. Crow (Director)
March  25,  1999                                   March  25, 1999



  /s/ Robert L. Savage                                 /s/ R.T. McLain
---------------------------                         ---------------------------
Robert L. Savage (Director)                         R.T. McLain  (Director)
March  25, 1999                                     March  25, 1999