Form 10QSB
period 1999-03-31
RESERVE PETROLEUM CO
filed 1999-05-13
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB





(Mark One)

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 10, 1999, 167,729.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes___  No    X

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                     March 31,          December 31,
                                                                       1999                 1998
                                                                 ---------------       --------------
Current Assets:
   Cash and Cash Equivalents                                     $       453,052       $      339,015
   Available for Sale Securities                                       4,596,340            4,538,772
   Trading Securities                                                    479,663              450,768
   Receivables                                                           139,803              152,460
   Prepayments & Deferred Income Taxes                                     3,750               13,127
                                                                 ---------------       --------------
                                                                       5,672,608            5,494,142
                                                                 ---------------       --------------
Investments:
   Partnership and Limited
     Liability Companies                                                 450,445              462,951
   Other                                                                  19,048               19,048
                                                                 ---------------       --------------
                                                                         469,493              481,999
                                                                 ---------------       --------------
Property, Plant & Equipment:
   Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
         Unproved Properties                                             676,992              668,332
         Proved Properties                                             4,209,991            4,189,787
                                                                 ---------------       --------------
                                                                       4,886,983            4,858,119
      Less - Valuation Allowance and Accumulated
         Depreciation, Depletion & Amortization                        3,801,934            3,751,113
                                                                 ---------------       --------------
                                                                       1,085,049            1,107,006
                                                                 ---------------       --------------
    Other Property & Equipment, at Cost                                  324,104              324,104
      Less - Accumulated Depreciation & Amortization                     180,911              179,192
                                                                  --------------       --------------
                                                                         143,193              144,912
                                                                 ---------------       --------------
                                                                       1,228,242            1,251,918
                                                                 ---------------       --------------
Other Assets                                                             429,510              407,569
                                                                 ---------------       --------------
                                                                 $     7,799,853       $    7,635,628
                                                                 ===============       ==============

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      March 31,        December 31,
                                                                          1999                1998
                                                                 ---------------       --------------
Current Liabilities:
   Accounts Payable                                              $        32,972       $       45,656
   Income Taxes Payable                                                   48,730               49,331
   Other Current Liabilities
      Gas Balancing Commitment                                            41,410               41,410
      Other                                                               16,856               15,000
                                                                 ---------------       --------------
                                                                         139,968              151,397
                                                                 ---------------       --------------

Dividends Payable                                                        123,908              125,210
                                                                 ---------------       --------------

Stockholders' Equity:
   Common Stock                                                           92,368               92,368
   Additional Paid-in Capital                                             65,000               65,000
   Retained Earnings                                                   7,565,244            7,388,288
                                                                 ---------------       --------------
                                                                       7,722,612            7,545,656

   Less  - Treasury Stock, at Cost                                       186,635              186,635
                                                                 ---------------       --------------
                                                                       7,535,977            7,359,021
                                                                 ---------------       --------------
                                                                 $     7,799,853       $    7,635,628
                                                                 ===============       ==============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                 1999                  1998
                                                            ------------         ------------
Operating Revenues:
    Oil and Gas Sales                                       $    339,588         $    500,572
    Lease Bonuses and Other                                       39,827                  848
                                                            ------------         ------------
                                                                 379,415              501,420
                                                            ------------         ------------
Operating Costs and Expenses:
    Production                                                    66,630               89,987
    Exploration                                                    5,989               28,842
    Depreciation, Depletion, Amortization
        and Valuation Provisions                                  56,956               69,147
    General, Administrative and Other                            164,263              177,208
                                                            ------------         ------------
                                                                 293,838              365,184
                                                            ------------         ------------
Income  from Operations                                           85,577              136,236
Other Income, Net                                                129,034               58,827
                                                            ------------         ------------
Income  Before Income Taxes                                      214,611              195,063
Provision for
    Income Taxes                                                  37,655               52,923
                                                            ------------         ------------
Net Income                                                  $    176,956         $    142,140
                                                            ============         ============
Per Share Data
    Net Income, Basic and Diluted                           $       1.05         $        .84
                                                            ============         ============

    Weighted Average Shares
        Outstanding, Basic and Diluted                           167,768              168,310
                                                            ============         ============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                                   Three Months Ended
                                                                        March 31,
                                                                1998                 1997
                                                            -------------       -------------
Net Cash Provided by Operating Activities                   $    177,208        $    224,637
                                                            -------------       -------------
Cash Flows Applied to Investing Activities:
    Purchase of Available for Sale Securities                    (57,568)           (287,578)
    Property Dispositions                                          1,500                 837
    Property Additions                                           (50,801)           (150,373)
    Cash Distributions from Equity Investments                    45,000              13,500
                                                            -------------       -------------
    Net Cash Applied to Investing Activities                     (61,869)           (423,614)
                                                            -------------       -------------
Cash Flows Applied to Financing Activities:
    Decrease in Dividends Payable                                 (1,302)               (435)
    Purchase of Treasury Stock                                      ----                (740)
                                                            -------------       -------------
    Total Cash Applied to Financing Activities                    (1,302)             (1,175)
                                                            -------------       -------------
Net Change in Cash and Cash Equivalents                          114,037            (200,152)
Cash and Cash Equivalents,
    Beginning of Period                                          339,015             313,540
                                                            -------------       -------------
Cash and Cash Equivalents,
    End of Period                                           $    453,052        $    113,388
                                                            =============       =============
Supplemental Disclosures of
    Cash Flow Information,
      Cash Paid During the Periods for:
         Interest                                           $      3,750        $      3,750
         Income Taxes                                       $     47,000        $      ----



See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


Note 1 - ADJUSTMENTS

         In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1999
                                   (Unaudited)


The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1998, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.   Liquidity and Capital Resources.
     -------------------------------

     The Company's net working capital at March 31, 1999, was $5,532,640, an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities.

     For the quarter ended March 31, 1999, cash flows from operations declined $47,429 (21%) to $177,208 from $224,637 for the quarter ended March 31,
     1998. The decline was the result of reduced price received for oil and gas sales and reduced volume of product sales, as offset by reduced operating costs and expenses and an increase in other income. Recently reported spot market prices have been increasing for crude oil and, to a lessor degree, for natural gas, indicating a possible turn around. See item 2, below for further discussion.

     Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1998, would not be representative of the Company's current position.

 2.  Material Changes in Results of Operations Three Months Ended March 31, 1999
     ---------------------------------------------------------------------------
     Compared with Three Months Ended March 31, 1998.
     -----------------------------------------------

     Operating Revenue. Crude oil and natural gas sales decreased $160,984 (32%) to $339,588 as a result of declines in both average price received for product sales and the volume of product sold. Revenues from oil sales fell $56,458 (40%) to $83,543 because of a decline in volume of 1,516 barrels
     (Bbls) to 7,722 Bbls and a decline in the average price received for oil sales of $4.34 per Bbls to $10.82. The result was a negative volume variance of $22,945 and a negative price variance of $33,513. Revenue from gas sales decreased $102,342 (29%) to $253,973 as the volume of gas sales fell 15,398 thousand cubic feet (MCF), or 9% to 146,909 MCF resulting in a negative volume variance of $33,722, and the average price received for gas sales declined $.46 per MCF to $1.73 resulting in a negative price variance of $68,620.

     As of May 10, 1999, national spot crude oil prices were reported as high as $18.58 per Bbl and natural gas prices were reported as high as $2.25 per MCF. As noted in the above paragraph, the average unit price received for sales in the first quarter of 1999 was $10.82 per Bbl for crude oil and $1.73 for natural gas.

     Operating Costs and Expenses. A $23,357 (26%) decrease in production costs occurred to a great extent because of a $10,000 drop in both gross production tax and lease operating expense. Depreciation, depletion, amortization and valuation provision declined $12,191 (18%) mostly as a result of a decrease in unit-of-production depletion and depreciation on producing properties. General, administrative and other expenses fell $12,945 (7%) as a result of an $8,000 decrease in legal expenses and a $5,000 decrease in salary expense.

     Other Income Net. The $70,207 (119%) increase was, to a great extent, the result of a $20,000 settlement with a pipeline company, an increase of $20,330 upon an equity investment's finalization of an Oklahoma real estate sale, and an increase in unrealized gain on trading securities of $18,382.

     Year 2000 Issue Update. In the continuing review and testing of its internal computer system, company personnel uncovered a possible year 2000 problem with its main operating system. A correction packet has been ordered and should be received and installed shortly.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit 27.  Financial Data Schedule.

     (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                                 THE RESERVE PETROLEUM COMPANY
                                                 -----------------------------
                                                 (Registrant)






Date: May  10, 1999                              /s/ Mason McLain
     --------------                              -----------------------------
                                                 Mason McLain,
                                                 President





Date:  May   10, 1999                            /s/  Jerry L. Crow
     ----------------                            -----------------------------
                                                 Jerry L. Crow
                                                 Principal Financial and
                                                 Accounting Officer