Form 10QSB
period 1999-06-30
RESERVE PETROLEUM CO
filed 1999-08-12
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB





(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----  `----

As of August 10, 1999, 167,670.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                             ----    ----

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                    --------


                                                                   June 30,                 December 31,
                                                                     1999                      1998
                                                              ------------------        ------------------
Current Assets:
     Cash and Cash Equivalents                                $         255,570         $         339,015
     Available for Sale Securities                                    4,635,201                 4,538,772
     Trading Securities                                                 487,561                   450,768
     Receivables                                                        176,854                   152,460
     Prepayments & Deferred Income Taxes                                  2,142                    13,127
                                                              ------------------        ------------------
                                                                      5,557,328                 5,494,142
                                                              ------------------        ------------------
Investments:
    Partnership and Limited
      Liability Companies                                               458,297                   462,951
    Other                                                                19,048                    19,048
                                                              ------------------        ------------------
                                                                        477,345                   481,999
                                                              ------------------        ------------------
Property, Plant & Equipment:
    Oil & Gas Properties, at Cost Based on the
       Successful Efforts Method of Accounting
           Unproved Properties                                          707,688                   668,332
           Proved Properties                                          4,238,456                 4,189,787
                                                              ------------------        ------------------
                                                                      4,946,144                 4,858,119
       Less - Valuation Allowance and Accumulated
           Depreciation, Depletion & Amortization                     3,914,872                 3,751,113
                                                              ------------------        ------------------
                                                                      1,031,272                 1,107,006
                                                              ------------------        ------------------
     Other Property & Equipment, at Cost                                324,104                   324,104
       Less - Accumulated Depreciation & Amortization                   182,629                   179,192
                                                              ------------------        ------------------
                                                                        141,475                   144,912
                                                              ------------------        ------------------
                                                                      1,172,747                 1,251,918
                                                              ------------------        ------------------
Other Assets                                                            479,260                   407,569
                                                              ------------------        ------------------
                                                              $       7,686,680         $       7,635,628
                                                              ==================        ==================

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                    June 30,               December 31,
                                                                     1999                      1998
                                                              ------------------        ------------------
Current Liabilities:
    Accounts Payable                                          $          38,073         $          45,656
    Income Taxes Payable                                                 51,230                    49,331
    Other Current Liabilities
       Gas Balancing Commitment                                          41,410                    41,410
       Other                                                             15,000                    15,000
                                                              ------------------        ------------------
                                                                        145,713                   151,397
                                                              ------------------        ------------------

Dividends Payable                                                       136,233                   125,210
                                                              ------------------        ------------------

Stockholders' Equity:
    Common Stock                                                         92,368                    92,368
    Additional Paid-in Capital                                           65,000                    65,000
    Retained Earnings                                                 7,435,181                 7,388,288
                                                              ------------------        ------------------
                                                                      7,592,549                 7,545,656

    Less  - Treasury Stock, at Cost                                     187,815                   186,635
                                                              ------------------        ------------------
                                                                      7,404,734                 7,359,021
                                                              ------------------        ------------------
                                                              $       7,686,680         $       7,635,628
                                                              ==================        ==================

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                          -----------------------------      ------------------------------
                                                               1999             1998              1999             1998
                                                          -------------    ------------      -------------    -------------
Operating Revenues:
   Oil & Gas Sales                                        $     335,415    $    449,793      $     675,003    $     950,365
   Lease Bonuses & Other                                            639             335             40,466            1,183
                                                          -------------    ------------      -------------    -------------
                                                                336,054         450,128            715,469          951,548
                                                          -------------    ------------      -------------    -------------
Operating Costs & Expenses:
   Production Costs                                              70,723         100,421            137,353          190,408
   Exploration and Development Costs                             11,087           4,714             17,076           33,556
   Depreciation, Depletion, Amortization
      and Valuation Provisions                                  114,665          49,138            171,621          118,285
   General, Administrative &  Other Expenses                    155,220         154,179            319,483          331,387
                                                          -------------    ------------      -------------    -------------
                                                                351,695         308,452            645,533          673,636
                                                          -------------    ------------      -------------    -------------

Income (Loss) From Operations                                   (15,641)        141,676             69,936          277,912
Other Income, Net                                                79,275          74,966            208,309          133,794
                                                          -------------    ------------      -------------    -------------
Income Before Income Taxes                                       63,634         216,642            278,245          411,706
Provision For Income Taxes                                       25,967          65,414             63,622          118,337
                                                          -------------    ------------      -------------    -------------
Net Income                                                $      37,667    $    151,228      $     214,623    $     293,369
                                                          =============    ============      =============    =============
Per Share Data:
Net Income                                                $         .22    $        .90      $        1.28    $        1.75
Cash Dividends                                            $        1.00    $       1.00      $        1.00    $        1.00
                                                          =============    ============      =============    =============
Weighted Average Shares Outstanding                             167,704         167,930            167,717          168,119
                                                          =============    ============      =============    =============



See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                      Six Months Ended
                                                                           June 30,
                                                       ----------------------------------------------
                                                              1999                        1998
                                                       ------------------          ------------------

Net Cash Provided by Operating Activities              $         219,474           $         277,899
                                                       ------------------          ------------------
Cash Flows from Investing Activities:
     Sale and Maturity of Available
         for Sale Securities                                   3,664,191                     236,131
     Purchase of Available for Sale Securities                (3,760,619)                   (333,987)
     Property Dispositions                                        11,068                      11,867
     Property Additions                                         (117,762)                   (196,374)
     Cash Distributions from Equity Investments                   54,000                      61,500
                                                       ------------------          ------------------
     Net Cash Applied to Investing Activities                   (149,122)                   (220,863)
                                                       ------------------          ------------------
Cash Flows from Financing Activities:
     Payments of Dividends                                      (152,617)                   (161,356)
     Purchase of Treasury Stock                                   (1,180)                    (10,520)
                                                       ------------------          ------------------
Net Cash Applied to Financing Activities                        (153,797)                   (171,876)
                                                       ------------------         ------------------
Net Change in Cash and Cash Equivalents                          (83,445)                   (114,840)

Cash and Cash Equivalents, Beginning of Period                   339,015                     313,540
                                                       ------------------          ------------------
Cash and Cash Equivalents, End of Period               $         255,570           $         198,700
                                                       ==================          ==================
Supplemental Disclosures of Cash Flow
     Information:
     Cash Paid During the Periods For:
         Interest                                      $           3,750           $           3,750
         Income Taxes                                  $         107,000           $          60,000





See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)



Note 1 -     ADJUSTMENTS

             In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1999
                                   (Unaudited)


     The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1998, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

  1. Liquidity and Capital Resources.
     -------------------------------

     The Company's net working capital at June 30, 1999, was $5,411,615 , an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1998, would not be representative of the Company's current position.

 2.  Material  Changes in  Results of Operations Six  Months Ended June 30, 1999
     ---------------------------------------------------------------------------
     Compared with Six  Months Ended June 30, 1998.
     ---------------------------------------------

     Operating Revenue. Crude oil and natural gas sales declined $275,362 (29%) to $675,003 as a result of a decrease in oil sales of $75,485 (29%) to $187,732 and a decrease in gas sales of $197,602 (29%) to $482,284. The decrease in oil sales happened because of a negative volume variance of $57,053 and a negative price variance of $18,432. The volume of oil sales fell 4,015 barrels (Bbls) to 14,513 Bbls as the result of a decline in older production. The average price per barrel received for oil sales declined $1.27 to $12.94.

     Revenues from gas sales fell as the result of a negative volume variance of $125,310 and a negative price variance of $72,292. The volume of gas sales decreased 63,288 thousand cubic feet (MCF), or 18% to 297,325 MCF, mostly as a result of a decline in production from older properties. The negative price variance resulted from a decline in average price per MCF of $.25 to $1.73.

     Operating Costs and Expenses. Production costs fell $53,055 (28%) in 1999 to $137,353. Lease operating expense, including hauling and compression, declined $29,680, mostly because of reduced costs relating to downhole maintenance and repairs. Gross production taxes dropped $23,375 because of the decrease in revenues from oil and gas sales, as well as state tax credits on qualifying wells.

     Exploration and development costs incurred in 1999 were $119,746 of which $17,076 was charged to expense, and the remaining $102,670 recorded as an asset. The foregoing compares to $195,877 incurred in 1998 of which $33,556 were charged to expense, and $162,321 were recorded as an asset.

     The provision for depreciation and depletion of oil and gas properties declined $35,754 to $50,877, to a great extent, because the decline in oil and gas production resulted in a decrease in units-of-production depreciation and depletion. The drop in depreciation and depletion was more than offset by a $90,651 increase in the provision for impairment of non-producing leaseholds which totaled $117,306 in 1999. The increased provision for 1999 was the result of accelerated amortization of leaseholds that were impaired when testing produced less than anticipated results.

     General, administrative and other expenses decreased $11,904 to $319,483. The most significant item contributing to the decrease was a $16,636 decline in legal fees as the result of finalization of major legal proceedings in 1998.

     Other Income Net. The $74,515 increase was, to a great extent, the result of a $20,000 settlement with a pipeline company, an increase of $20,330 upon an equity investment's finalization of an Oklahoma real estate sale, and an increase in realized and unrealized gain on trading securities of $35,380.

     Provision for Income Taxes. The provision for income taxes decrease $54,715 to $63,622 from $118,337 in 1998. In 1999, the Company had a calculated deferred tax benefit of $45,277 as offset by a calculated current tax expense of $108,899. In 1998, the Company had a calculated deferred tax expense of $16,371 in addition to a calculated current tax expense of $101,966.

 3.  Material Changes in Results of Operations  Three Months Ended June 30,1999,
     ---------------------------------------------------------------------------
     Compared with Three Months Ended June 30, 1998.
     ----------------------------------------------

     Operating Revenues. Oil and gas sales decreased $114,378 (25%) to $335,415. Oil sales fell $26,931 (21%) to $104,190. Oil volume declined 2,985 Bbls to 6,791 Bbls resulting in a negative volume variance of $40,029. The average price received for oil sales increased $1.93 per Bbl to $15.34 creating a positive price variance of $13,098.

     Sales of gas declined $87,358 (28%) to $228,311. The volume of sales decreased 25,640 MCF to 132,416 MCF for a negative volume variance of $51,280. The average price received for gas sales declined $.28 per MCF to $1.72. The decline resulted in a $36,078 decrease in sales.

     Operating Costs and Expense. Production costs decreased $29,698 (29%) because of a $16,512 (21%) reduction in lease operating, hauling and compression expense as well as a $13,186 (60%) decline in gross production tax. The drop in gross production tax was more than the decrease in oil and gas sales would indicate because of state tax credits on wells qualifying for exemptions.

     Depreciation, depletion, amortization and valuation provisions increased $65,527 (133%). The increase was the result of $74,493 additional provision for non-producing leasehold impairment as offset $8,966 by declines in depreciation and depletion. See Item 2, above for further information.

     Provision for Income Taxes. In 1999, the Company had a calculated provision for income taxes of $25,967 because of net deferred tax benefit of $36,532 less current tax expense of $62,499. In 1998, the Company had a calculated provision from income tax of $65,414 as the result of a deferred tax expense of $13,702 plus a current tax expense of $51,712.

 4.  Year 2000 Issue Update.
     ----------------------

     In the continuing review and testing of its internal computer system, company personnel uncovered a possible year 2000 problem with its main operating system. A correction packet was received the week of August 2, 1999, and will be installed shortly.

                                     PART II

                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders' was held on Tuesday, May 4, 1999. A brief description of each matter voted on at the meeting is given in the paragraphs below.

The registrant's board of directors was re-elected in its entirety. A summary of voting by individual directors follows:

                                                                   RESULTS OF VOTE
                                                   --------------------------------------------
                                                      BY PROXY                          IN PERSON
                                             ---------------------------         -----------------------
                                                            WITHHELD                           WITHHELD
                                               FOR          AUTHORITY             FOR          AUTHORITY
                                             -------        ---------            ------        ----------
         MASON McLAIN                         50,658           766               51,988            ---
         R.T. McLAIN                          50,658           766               51,988            ---
         LOYD TERRY                           50,645           779               51,988            ---
         ROBERT SAVAGE                        50,645           779               51,988            ---
         MARVIN E. HARRIS                     50,667           757               51,988            ---
         JERRY L. CROW                        50,667           757               51,988            ---
         WILLIAM (BILL) SMITH                 50,667           757               51,988            ---

The stockholders approved all actions of the directors since the stockholders' annual meeting on Tuesday, May 5, 1998. The stockholders cast 103,412 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      THE RESERVE PETROLEUM COMPANY
                                      ------------------------------
                                      (Registrant)



Date: August  12, 1999                /s/ Mason McLain
     -----------------                ------------------------------
                                      Mason McLain,
                                      President



Date:   August 12, 1999               /s/  Jerry L. Crow
     ------------------               ------------------------------
                                      Jerry L. Crow
                                      Principal Financial and Accounting Officer