Form 10QSB
period 1999-09-30
RESERVE PETROLEUM CO
filed 1999-11-12
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




 (Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period September 30, 1999

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

As of November 10, 1999, 167,670.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format   (check one)   Yes     No  X
                                                                  ---    ---

                                     PART I

                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS
                                     ------

                                                                    September 30,          December 31,
                                                                         1999                 1998
                                                                 ------------------    ------------------
Current Assets:
    Cash and Cash Equivalents                                    $       305,026       $      339,015
    Available for Sale Securities                                      4,659,311            4,538,772
    Trading Securities                                                   490,009              450,768
    Receivables                                                          236,160              152,460
    Prepayments & Deferred Income Taxes                                   42,640               13,127
                                                                 ------------------    ------------------
                                                                       5,733,146            5,494,142
                                                                 ------------------    ------------------
Investments:
   Partnership and Limited
     Liability Companies                                                 407,478              462,951
   Other                                                                  19,048               19,048
                                                                 ------------------    ------------------
                                                                         426,526              481,999
                                                                 ------------------    ------------------
Property, Plant & Equipment:
   Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
         Unproved Properties                                             617,107              668,332
         Proved Properties                                             4,155,429            4,189,787
                                                                 ------------------    ------------------
                                                                       4,772,536            4,858,119
      Less - Valuation Allowance and Accumulated
         Depreciation, Depletion & Amortization                        3,858,154            3,751,113
                                                                 ------------------    ------------------
                                                                         914,382            1,107,006
                                                                 ------------------    ------------------
    Other Property & Equipment, at Cost                                  324,104              324,104
       Less - Accumulated Depreciation & Amortization                    184,346              179,192
                                                                  ------------------   ------------------
                                                                         139,758              144,912
                                                                 ------------------    ------------------
                                                                       1,054,140            1,251,918
                                                                 ------------------    ------------------
Other Assets                                                             473,252              407,569
                                                                 ------------------    ------------------
                                                                 $     7,687,064       $    7,635,628
                                                                 ==================    ==================

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                 September 30,       December 31,
                                                                     1999                1998
                                                               -----------------  ----------------
Current Liabilities:
   Accounts Payable                                         $         44,557      $      45,656
   Income Taxes Payable                                                 ----             49,331
   Other Current Liabilities -
      Gas Balancing Commitment                                        41,410             41,410
      Other                                                           15,000             15,000
                                                               -----------------  ----------------
                                                                     100,967            151,397
                                                               -----------------  ----------------

Dividends Payable                                                    134,613            125,210
                                                               -----------------  ----------------

Commitments & Contingencies

Stockholders' Equity:
   Common Stock                                                       92,368             92,368
   Additional Paid-in Capital                                         65,000             65,000
   Retained Earnings                                               7,481,931          7,388,288
                                                               -----------------  ----------------
                                                                   7,639,299          7,545,656

   Less  - Treasury Stock, at Cost                                   187,815            186,635
                                                               -----------------  ----------------
                                                                   7,451,484          7,359,021
                                                               -----------------  ----------------
                                                               $   7,687,064      $   7,635,628
                                                               =================  ================

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                               --------------------------   -------------------------
                                                    1999          1998           1999          1998
                                               ------------   ------------   ------------  ------------
Operating Revenues:
  Oil & Gas Sales                              $   399,231     $  465,976    $ 1,074,234   $ 1,416,341
  Lease Bonuses and Other                             ----         33,353         40,466        34,537
                                               ------------   ------------   ------------  ------------
                                                   399,231        499,329      1,114,700     1,450,878
                                               ------------   ------------   ------------  ------------
Operating Costs & Expenses:
  Production                                        74,424         85,998        211,778       276,407
  Exploration & Development                         97,740         63,395        114,816        96,951

  Depreciation, Depletion, Amortization
     and Valuation Provisions                       81,817         77,884        253,439       196,169
  General, Administrative and
        Other                                      145,004        159,239        464,485       490,627
                                               ------------   ------------   ------------  ------------
                                                   398,985        386,516      1,044,518     1,060,154
                                               ------------   ------------   ------------  ------------
  Income  From Operations                              246        112,813         70,182       390,724

  Other Income, Net                                 36,781         37,757        245,090       171,552
                                               ------------   ------------   ------------  ------------
  Income Before Income Taxes                        37,027        150,570        315,272       562,276

  Provision For (Benefit From) Income Taxes         (9,723)         6,300         53,899       124,637
                                               ------------   ------------   ------------  ------------
  Net Income                                   $    46,750    $   144,270    $   261,373   $   437,639
                                               ============   ============   ============  ============
  Per Share Data:
   Net Income                                  $       .28    $       .86    $      1.56   $      2.60
                                               ============   ============   ============  ============
   Cash Dividends                              $     ----     $       ---    $      1.00   $      1.00
                                               ============   ============   ============  ============
  Weighted Average Shares
    Outstanding                                    167,671        167,787        167,701       168,007
                                               ============   ============   ============  ============




See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                           Nine Months Ended
                                                                             September 30,
                                                                 ----------------------------------------
                                                                        1999                   1998
                                                                 ------------------    ------------------
Net Cash Provided by
   Operating Activities                                          $       304,612       $      375,650
                                                                 ------------------    ------------------
Cash Flows from Investing Activities:
   Available for Sale Securities -
      Sales                                                            4,538,772              439,765
      Purchases                                                       (4,659,311)            (513,131)
   Cash Distributions from Equity Investments                             90,345               84,000
   Property Dispositions                                                  42,405               13,931
   Property Additions                                                   (191,305)            (290,442)
                                                                 ------------------    ------------------
Net Cash Applied to Investing Activities                                (179,094)            (265,877)
                                                                 ------------------    ------------------
Cash Flows from Financing Activities:
   Payment of Dividends                                                 (158,327)            (161,342)

   Purchase of Treasury Stock                                             (1,180)             (10,520)
                                                                 ------------------    ------------------
Net Cash Applied to Financing Activities                                (159,507)            (171,862)
                                                                 ------------------    ------------------
Net Change in Cash and
   Cash Equivalents                                                      (33,989)             (62,089)

Cash and Cash Equivalents,
   Beginning of Period                                                   339,015              313,540
                                                                 ------------------    ------------------
Cash and Cash Equivalents,
   End of Period                                                 $       305,026       $      251,451
                                                                 ==================    ==================
Supplemental Disclosures of
   Cash Flow Information:
      Cash Paid during the Periods For:
        Interest                                                 $         7,506       $       11,250

        Income Taxes                                             $       167,917       $      120,056


See Accompanying Notes

                            RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)




Note 1 - ADJUSTMENTS

In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results for the interim periods presented.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1999
                                   (Unaudited)


The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1998, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.   Liquidity and Capital Resources.
     -------------------------------

     The Company's net working capital at September 30, 1999, was $5,632,179, a $289,434 increase from December 31, 1998. For the nine months ended September 30, 1999, cash flow from operations, exclusive of exploration and development costs charged to operations, was $354,935, a decrease of $76,025 from the comparable period in 1998. Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1998, would not be representative of the Company's current position.

 2.  Material  Changes in Results of Operations Nine Months Ended  September 30,
     ---------------------------------------------------------------------------
     1999 Compared with Nine Months Ended September 30, 1998.
     -------------------------------------------------------

     Operating Revenues. Revenues from oil and gas sales decreased $342,107 (24%) to $1,074,234 in 1999 from $1,416,341 in 1998. The above overall decrease resulted from a decline in crude oil sales of $23,612, and natural gas sales of $318,257.

     The $23,612 decrease in crude oil sales was the result of a positive price variance of $38,836, as the average price per barrel (Bbl) rose $1.85 to $14.95 per Bbl, offset by a negative volume variance of $62,448 caused by a decrease in Bbls sold of 4,767 to 20,914 Bbls. The decrease in volume was the result of a decline in production from older wells of 5,964 Bbls as offset 1,197 Bbls from wells which first produced in 1999.

     The $318,257 decline in natural gas sales was the combined result of a negative price variance of $62,207 and a negative volume variance of $256,050. The negative price resulted because the average price per thousand cubic feet (MCF) fell $0.16 to $1.85 per MCF. The negative volume variance was the result of a decrease in production from older wells of 134,595 MCF as offset by 7,207 MCF from production by wells which came on line in 1999.

     Operating Costs and Expenses. Production costs fell $64,629 (23%) to $211,778. Lease operating expense decreased $31,369 (18%) mostly because of reduced costs relating to downhole maintenance and repairs. Gross production tax declined $21,172 (32%) and hauling and compressing expense decreased $12,087 (29%) because of production decline.

     Exploration and development costs incurred in 1999 were $285,304 of which $114,816 was charged to expense, and the remaining $170,488 recorded as an asset. The foregoing compares to $422,440 incurred in 1998 of which $96,951 were charged to expense, and $325,489 were recorded as an asset.

     Depreciation, Depletion, Amortization and Valuation provisions increased $57,270 (29%). The provision for non-producing leasehold impairment increased $118,070 (215%) of which $42,818 was the result of normal amortization and $75,252 the result of accelerated amortization of leaseholds when testing produced less than the anticipated results. The above increase was offset $60,800, to a great extent, because the decline in oil and gas production resulted in a decrease in units-of-production depreciation and depletion.

     General, administrative and other expenses fell $26,142 (5%), for the most part, because of a $42,996 (89%) decrease in legal fees as offset $11,561 by an increase in Texas franchise taxes.

     Other Income, Net. The $73,538 (43%) increase was, to a great extent, the result of a $25,238 rise in interest income, settlements of $20,150 from pipeline companies and an increase of $50,944 of realized and unrealized gain from securities trading as offset by an $11,645 decline in gains on asset sales and a decrease in income from equity investments of $7,703.

     Provisions for Income Taxes. The provision for income taxes decreased $70,738 to $53,899 from $124,637 in 1998. In 1999, the Company had a calculated deferred tax benefit of $36,275 as offset by a calculated current tax expense of $90,174. In 1998, the Company had a calculated deferred tax benefit of $34,619 as offset by a calculated current tax expense of $159,256.

3.   Material Changes in Results of Operations Quarter Ended September 30, 1999,
     ---------------------------------------------------------------------------
     Compared with Quarter Ended September 30, 1998.
     ----------------------------------------------

     Operating Revenues. Oil and gas sales decreased $66,745 (14%) to $399,231. Oil sales increased $51,874 (71%) to $125,026. The average price received for oil sales increased $8.51 per Bbl to $19.53 creating a positive price variance of $59,529; however, the volume of oil sales fell 752 Bbls to 6401 creating a negative volume variance of $7,655.

     Sales of gas declined $119,994 (31%) to $270,071. The volume of sales decreased 61,889 MCF to 126,634 MCF for a negative volume variance of $128,110. The average price received for gas sales increased $.06 per MCF to $2.13 resulting in a $8,116 increase in sales.

     Provisions for Income Taxes. In 1999 the Company had a calculated benefit from income taxes of $9,723 because of a net current tax benefit of $18,725 less deferred tax provisions of $9,002. In 1998 the Company had a calculated provision for income taxes of $6,300 as the result of a current tax expense of $57,290 less a deferred tax benefit of $50,990.

     There were no additional material changes between the quarters which were not discussed in Item 2, above, for the nine months.

4.   Year 2000 Issues.
     ----------------

     In the continuing review and testing of its internal computer system, company personnel uncovered a possible year 2000 problem with its main operating system. A correction packet was received and installed in the third quarter.

                                     PART II


                                OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibit 27.  Financial Data Schedule

    (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended September 30, 1999



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE RESERVE PETROLEUM COMPANY
                                               -----------------------------
                                               (Registrant)



Date:     November 11, 1999                    /s/  Mason McLain
     ----------------------                    ------------------------
                                               Mason McLain
                                               President




Date:     November 11, 1999                    /s/ Jerry L. Crow
     ----------------------                    ------------------------
                                               Jerry L. Crow
                                               Principal Financial and
                                               Accounting Officer