Form 10KSB
period 1999-12-31
RESERVE PETROLEUM CO
filed 2000-03-29
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1999
  [    ]  TRANSITION REPORT UNDER  SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                          Commission file number 0-8157

                          THE RESERVE PETROLEUM COMPANY
                 (Name of small business issuer in its charter)

           Delaware                                            73-0237060
  -------------------------------                         ----------------------
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                          identification number)

                          6801 N. Broadway, Suite 300,
                       Oklahoma City, Oklahoma 73116-9092
               --------------------------------------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended December 31, 1999 were $1,573,549. As of March 21, 2000, there were 167,609.73 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates was $3,975,110 as determined by the last reported sale which was February 11, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Items 9, 10, 11 and 12 required by Part III, are incorporated herein by reference to the Company's proxy statement to be mailed to security holders on or about April 4, 2000, in connection with its annual stockholders' meeting to be held on May 2, 2000. Transitional Small Business Disclosure Format (check
one) Yes    No X
        ---   ---

See Exhibit Index on Page 36.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----


Forward Looking Statements.................................................  3
PART I
    Item 1.  Description of Business.......................................  4
    Item 2.  Description of Properties.....................................  7
    Item 3.  Legal Proceedings.............................................  8
    Item 4.  Submission of Matters to a Vote of Security Holders...........  8

PART II
    Item 5.  Market for Common Equity and Related Stockholder Matters......  9
    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  9
    Item 7.  Financial Statements.......................................... 15
    Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................... 36

PART III
    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons Compliance with Section 16(a) of the Exchange Act..... 36
    Item 10. Executive Compensation........................................ 36
    Item 11. Security Ownership of Certain Beneficial Owners and
             Management.................................................... 36
    Item 12. Certain Relationships and Related Transactions................ 36
    Item 13. Exhibits and Reports on Form 8-K.............................. 36

Forward Looking Statements.
--------------------------

In addition to historical information, from time to time the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Although management believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

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

    The Company has no significant long-term sales contracts for either oil or gas. For the most part, the price the Company receives for its product is based upon the spot market price which in the past has experienced significant fluctuations. Management anticipates such price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant error.

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

    The provisions for depreciation, depletion and amortization of oil and gas properties constitute a particularly sensitive accounting estimate. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method; however, when a leasehold is impaired or condemned, an appropriate adjustment to the provision is made at that time. Forward looking estimates of such adjustments are very imprecise. The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment. Depletion and depreciation of oil and gas properties are computed using the unitsof-production method. A significant unanticipated change in volume of production or estimated reserves would result in a material unforecast change in the estimated depletion and depreciation provisions.

    In prior years, income from available for sale securities and trading securities have made substantial contributions to net income. Available for sale securities and trading securities are used to invest funds until needed in the Company's capital investing and financing activities. When those funds are utilized, net income will be materially reduced.

    The Company's trading securities consist primarily of equity securities. These securities are carried at fair value with unrealized gains and losses included in earnings. The equity securities are traded on various stock exchanges and/or the NASDAQ and over the counter markets. Therefore, these securities are market-risk sensitive instruments. The stock market is subject to wide price swings in short periods of time. Should the stock market experience a significant down-turn, the Company could have a material loss from its equity securities.

    The Company has equity investments in organizations over which the Company has limited or no control. These equity investments make substantial contributions to the Company's net income. The management of these entities could at any time make decisions in their own best interests which could materially affect the Company's net income, or the value of the Company's investments. See Item 1 "Description of Business - Other Business", for information regarding these equity investments.

The Reserve Petroleum Company undertakes no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2000 and any Current Reports on Form 8-K filed by the Company.


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

Mineral Property Management. The Company owns non-producing mineral interests in approximately 270,894 gross acres equivalent to 93,718 net acres. These mineral interests are located in nine states with 57,028 net acres in the states of Oklahoma and Texas, the area of concentration for the Company in its present development programs.

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. In 1999 $869,757 (57%) of oil and gas sales were from royalty interests as compared to $1,017,891 (38%) in 1998. For a discussion and analysis of the decrease in royalty interests production, see Item 6, subheading, "Operating Revenues". As a result of its mineral ownership, in 1999 the Company had royalty interests in 10 gross (.176 net) wells which were drilled and completed as producing wells. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program. The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with the joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 1999, the Company drilled no development wells.

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

In 1999, the Company had fractional interests in eight prospects which were tested, including two prospects which were in process at December 31, 1998.

One test well on each of two exploratory prospects in which the Company had 27% working interests in Woodward County, Oklahoma, were in process at December 31, 1998. Subsequent production testing proved the wells were not economic, and both wells were sold for salvage.

An exploratory well in which the Company had a 30% working interest was drilled in Major County, Oklahoma, resulting in a marginal gas producer. The prospect is under evaluation for possible development drilling.

Four Oklahoma exploratory prospects were tested and condemned by drilling one well on each prospect. The prospects were located in Pontotoc County (5% working interest), Dewey County (12% working interest), Logan County (29.25% working interest), and Lincoln County (30% working interest) A Gray County, Texas, prospect in which the Company has a 5% working interest was tested resulting in a dry hole. The prospect is under evaluation for possible additional testing.

Customers. In 1999, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. The purchases were $277,667 or 18% of total oil and gas sales by one purchaser, and $177,582 or 12% of total oil and gas sales by the other.

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

Other Business.
--------------

The Company has net equity of $175,577 (unaudited) in its 33% limited partner's interest in an Oklahoma limited partnership which was formed in 1978 principally to invest in Oklahoma City real estate. The partnership has constructed an office building in Oklahoma City at a total cost of approximately $2,300,000

(unaudited) for the land and building. The Company has its office in the building under a lease with the partnership. At December 31, 1999, the partnership had assets in excess of liabilities of $532,047 (unaudited) and had net income of $79,066 (unaudited) for the year then ended.

The Company has net equity of $166,177 (unaudited) at December 31, 1999, in its 9% interest in an Oklahoma limited liability company (LLC) which owns and is operating two golf courses in the Oklahoma City metropolitan area. The LLC is participating in the development of real estate surrounding both golf courses. The LLC had assets in excess of liabilities of $1,709,264 (unaudited) at December 31, 1999, and net income of $23,700 (unaudited) for the year then ended.

The Company has a net equity of $ 73,007 (unaudited) at December 31, 1999 in its 10% interest in an Oklahoma limited liability company which was formed in December 1992 to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. The limited liability company had assets in excess of liabilities of $730,070 (unaudited) at December 31, 1999, and net income of $405,740 (unaudited) for the year then ended.

Reference is made to Note 7 of the accompanying financial statements for more information about the partnership and limited liability companies.

Employees.
---------
At December 31, 1999, the Company had eight employees, including officers. All the Company's employees devoted a portion of their time to duties with affiliated companies and received compensation directly from those companies during 1999.

Item 2.  Description of Properties.

The Company's principal properties are oil and natural gas properties as described below.

Oil and Natural Gas Operations.
------------------------------
Oil and Gas Reserves. Reference is made to the unaudited supplemental  financial
information  beginning  on  Page  31  for  working   interest  reserve  quantity
information.

Since January 1, 1999, the Company has filed no reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its annual 1998 report on Form 10-KSB and Federal income tax return for the year ended December 31, 1998. Those reserve estimates were identical.

Production. The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 1999, 1998 and 1997. Equivalent MCF was developed using approximate relative energy content.

               Royalties                         Working Interests
         -------------------
              Sales Price               Sales Price           Average Production
         -------------------        ---------------------     ------------------
            Oil        Gas            Oil           Gas            Cost per
          Per Bbl    Per MCF        Per Bbl       Per MCF       Equivalent MCF
          -------    -------        -------       -------       --------------

1999     $16.43      $  1.94         $17.12        $2.12            $ .86

1998     $12.07      $  1.86         $17.52        $1.91            $ .49

1997     $19.33      $  2.32         $20.41        $2.59            $ .76

The sales price and average production cost per equivalent MCF as shown in the above schedule are skewed as the result of the 1998 receipt of suspended runs upon the final judgment in favor of the Company in a Texas quiet title action as discussed in Note 11, to the accompanying financial statements. Also, see Item 6, under the subheading "Results of Operations - Operating Revenues", for further analysis.

At December 31, 1999, the Company had working interests in 65 gross (7.2 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 62 gross (3.4 net) wells producing primarily oil. These interests were in 19,626 gross (2,137 net) producing acres. These wells include 44 gross (.32 net) wells associated with secondary recovery projects.

Thirty-two percent, or 8,472 barrels of the Company's oil production during 1999 was derived from royalty interests in mature West Texas water-floods.

Undeveloped   Acreage.    The  Company's   undeveloped   acreage   consists   of
non-producing  mineral interests  and undeveloped   leaseholds.   The  following
table  summarizes the Company's gross and net acres in each:

                                                            Acreage
                                                -------------------------------
                                                 Gross                    Net
                                                -------                  ------
Non-producing Mineral Interests                 270,894                  93,718
Undeveloped Leaseholds                           35,735                   9,503

Net Productive and Dry Wells Drilled. The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 1997 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

                                 Number of Net Working Interest Wells Drilled
                                ----------------------------------------------
                                    Exploratory                 Development
                                -------------------         ------------------
                                Productive      Dry         Productive     Dry
                                ----------     ----         ----------     ---
1999                               .30         1.37            ---         ---
1998                               ---          .62            .18         ---
1997                               .66          .74            .24         .17


Recent Activities. In January, 2000, a McClain County, Oklahoma, exploratory well in which the Company has an 18% working interest was spudded. At March 15, 2000, the well was awaiting final testing. A Cimarron County, Oklahoma, well in which the Company has a 28% interest was spudded in February, 2000, and at March 15, 2000, was awaiting a completion attempt.

Item 3.  Legal Proceedings.
    There are no material pending legal proceedings affecting the Company or any of its properties.

Item 4. Submission of Matters to a Vote of Security Holders.

           Not Applicable.

                                     PART II
                                     -------


Item 5.  Market for Common Equity  and Related Stockholder Matters.

The Company's stock is traded over the counter in the United States. The following high and low bid information is quoted on the OTC Bulletin Board and the National Quotation Bureau's pink sheets. Prices do not include retail markup, markdown or commission.

                                                            Quarterly Ranges
                                                        ------------------------
         Quarter Ending                                 High Bid        Low Bid
         --------------                                 --------        --------

            03/31/98                                      36             35.50
            06/30/98                                      36.25          36
            09/30/98                                      36.25          36.25
            12/31/98                                      36.25          31
            03/31/99                                      32             30.0625
            06/30/99                                      32             30.0625
            09/30/99                                      36             32
            12/31/99                                      36             36

There was limited public trading in the Company's common stock in 1999 and 1998. In 1999, there were twenty brokered trades appearing in the Company's transfer ledger, and in 1998, there were twenty-five.

At March 15, 2000, the Company had approximately 1478 record holders of its common stock. The Company paid dividends on its common stock in the amount of $1.00 per share in the second quarter of 1999 and 1998. Management intends to recommend to the board of directors that the annual dividend remain at $1.00 per share in 2000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

Liquidity and Capital Resources.
-------------------------------

At December 31, 1999, the Company had cash, cash equivalents and available for sale securities totaling $4,740,536, a $137,251 (2.8%) decline from 1998. The decrease happened because net cash provided from operations and other sources, (property dispositions and distributions from equity investments) was not adequate to fund property additions and financing activities.

Operating Activities. Net cash provided by operating activities was $218,451 in 1999 as compared to $1,780,522 in 1998. Cash flows for 1998 were increased
$1,088,853 by a favorable final judgment in a Texas quiet title action as discussed below under "Results of Operations" and in Note 11 to the accompanying financial statements. Most of the remaining approximately $473,000 decline in cash flows from 1998 was the result of decreased oil and gas sales of $384,000 from properties other than those involved in the above noted quiet title judgment, and increased income taxes paid of $78,000.

Investing Activities. Net cash applied to investing activities in 1999 was $21,491. This net application resulted because net cash provided by available for sale securities of $166,200, property dispositions of $42,564 and cash distributions from equity investments of $90,345 was less than the $320,600 cash applied to property additions.

Available for sale securities are primarily US Treasury Bills or Notes used to store cash flows which are not needed immediately. For the most part, cash flows with which these securities are purchased are generated by operating activities. When current cash requirements are greater than the balance of cash and cash equivalents, the additional required cash is drawn from available for sale securities. As discussed at the beginning of this Item 6, additional cash was drawn from available for sale securities because cash flows from operations did not meet 1999 requirements.

Property and equipment additions are directly related to the Company's oil and gas exploration and development drilling activity. Expenditures for unsuccessful exploratory drilling as well as geological and geophysical costs are included in operating activities. Cash applied to property additions in 1999 included $320,600 classified as investing activities and $323,080 classified as operating activities for a total of $643,680 as compared to a total of $659,770 in 1998.

Total net cash applied to investing activities noted above of $21,491 in 1999 decreased $1,481,252 from the net application in 1998. The most significant contribution to the difference was the 1998 purchase of available for sale securities with the $1,088,853 proceeds from the quiet title judgment noted above under "Operating Activities".

Financing Activities. Net cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 1999, cash dividends paid on common stock amounted to $165,932 as compared to $169,793 in 1998. Cash applied to the purchase of treasury stock was $2,080 in 1999 as compared to $11,660 in 1998.

Forward-looking Summary. Refer to page 3 for a summary of the risks and uncertainties that may affect this forward-looking summary. The Company's latest forecast for 2000 projects cash flow from operations of $363,000. Cash to be applied to investing activities for property additions is estimated at $340,000 and cash to be applied to financing activities is estimated to be $170,000. Therefore, given the projected level of activity, operating cash flows will have to be supplemented by funds from other sources, probably available for sale securities, to provide the necessary funds to meet 2000 cash requirements.

Because of the recent price increase for crude oil and to a much lessor degree for natural gas, Company personnel are re-evaluating prospects which were deferred because of depressed prices in much of 1998 and 1999. Some of the deferred prospects are scheduled for testing in 2000 and others may be added later in the year if risk analysis is positive. Also, should exploratory drilling result in a significant discovery that requires substantial development drilling, or should other investment opportunities become available, capital requirements could be far more than the Company has available. If such circumstances occur, the Company may require external sources of financing.

Results of Operations.
---------------------
Net income, both basic and diluted, was $1.94 per share for the year ended December 31, 1999, as compared to net income of $5.11 per share for 1998, a decline of $3.17 per share. The most significant reason for the decline in net income was the 1998 receipt of proceeds of prior years oil and gas sales plus interest thereon related to a favorable final judgment in a Texas quiet title action ("AFNU" Judgment). As a result, the Company's 1998 after tax net income was increased by approximately $655,000, or $3.90 per share. See Note 11 to the accompanying financial statements for additional information. The above noted receipt will be discussed further in the following paragraphs along with other material line item changes in the statements of operations.

Operating Revenues. Operating revenues decreased $1,140,545 (42%) to $1,573,549 in 1999 from $2,714,094 in 1998. The decrease was the result of a $1,147,152 (43%) decline in oil and gas sales to $1,532,279, as offset by an increase in lease bonuses and other miscellaneous revenues of $6,607 (19%) to $41,270. The following table reflects volume and price variances from 1998 to 1999:

                                                                   1998
                                                          ----------------------
                                         Variance                Excluding
                                    -------------------
        Production          1999     Price      Volume    Actual    AFNU    AFNU
        ----------         ------   ------      -------   ------    ----    ----
        Oil -

        Bbls (000 omitted)     27                 (43)       70        34     36
        $(000 omitted)     $  446       21       (695)    1,120       431    689
        Unit Price         $16.65      .79                15.86     12.71  18.75

        Gas -

        MCF (000 omitted)     530                (291)      821       683    138
        $(000 omitted)     $1,070       70       (549)    1,549     1,323    226
        Unit Price         $ 2.02      .13                 1.89      1.94   1.64

Revenues from oil sales fell $673,599 (60%) to $446,096 from $1,119,695. The volume of oil sales decreased 43,828 barrels (Bbls) to 26,790 Bbls from 70,618 Bbls in 1998, resulting in a negative volume variance of $695,113. Of the 43,828 Bbls decrease in volume, 36,737 Bbls was a result of the 1998 receipt of prior years oil sales related to the AFNU Judgment discussed above. Exclusive of these prior years receipts, 1998 sales volumes would have been 33,881 Bbls at an average price of $12.71 for total sales of $430,719, and the decrease in sales volume to 1999 would have been 7,091 Bbls for a negative volume variance of $112,463. The 7,091 Bbls decrease was the result of normal decline of more mature producing properties.

The unit price of oil sales increased $.79 per Bbl to $16.65 per Bbl resulting in a positive price variance of $21,164. Exclusive of receipts related to the AFNU Judgment which averaged $18.75 per Bbl, the average price per Bbl would have increased $3.94 to $16.65 per Bbl for a positive price variance of $105,504. The price received for oil sales is based upon the spot market price over which the Company has no control.

Revenues from natural gas sales decreased $478,150 (31%) to $1,070,506 in 1999 from $1,548,656 in 1998. The volume of gas sold declined 291,092 thousand cubic feet (MCF) to 530,137 MCF in 1999 from 821,229 MCF in 1998, resulting in a negative volume variance of $548,914. Exclusive of the 1998 AFNU Judgment, the volume of gas sales would have decreased 152,683 MCF from 1998 production of 682,820 MCF with a negative volume variance of $296,205 based on an average unit price of $1.94 per MCF for 1998. Of the 152,683 volume decline, 108,447 MCF (71%) resulted from the normal decline in production from the #1 Brounkowski, a

Robertson County, Texas, royalty interest which came on line in 1995. The average price of gas sales increased $.13 per MCF to $2.02 in 1999 resulting in a positive price variance of $70,764. Exclusive of 1998 sales attributable to the AFNU Judgment which had an average unit price of $1.64 per MCF, the price increase to 1999 would have been $.08 per MCF and the positive price variance would have been $43,607. The Company sells most of its gas on the spot market or has contracts which are based on the spot market. Sales made under fixed price contracts are insignificant.

Operating Costs and Expenses. Operating costs and expenses decreased $420,513 (21%) to $1,603,356 in 1999, from $2,023,869 in 1998, as declines in production cost of $111,241, depreciation, depletion, amortization and valuation provision of $420,336 and general, administrative and other expense of $53,907 were partially offset by an increase in exploration costs charged to expense of $164,971. Material components of the above noted line item changes will be discussed below.

      Production costs. A significant amount of the $111,241 (27%) decrease was the result of a $60,677 (47%) decline in gross production taxes. Generally, these state taxes are calculated as a percentage of gross proceeds from the sale of products from each producing property. Therefore, they tend to fluctuate with the change in the dollar amount of revenues from oil and gas sales. Also, lease operating expenses fell $24,872 (12%) because of a reduction of down hole maintenance and repair, and prior and current year sale or retirement of some older high maintenance properties. Hauling, compression and other expenses declined $25,692 (32%) generally, because of reduced product sales.

      Exploration Expense. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling are capitalized. Total costs of exploration, inclusive of geological and geophysical costs, were $542,447 in 1999 and $549,528 in 1998. Cost charged to operations were $333,226 in 1999 and $168,255 in 1998, inclusive of geological and geophysical expense of $84,650 in 1999 and $94,070 in 1998.

      Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components are the provision for impairment of non-producing leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment was $198,047 in 1999 and $122,204 in 1998.

As discussed in Note 10, to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Reviews were performed in both 1999 and 1998, resulting in the recognition of an impairment loss of $184,835 in 1998. No impairment loss was required in 1999.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas or a change in the rate of production. The provisions for depletion and depreciation totaled $110,749 in 1999 and $418,420 in 1998. The $307,671 (74%) decrease resulted because prior years long-lived asset impairments reduced the asset basis and because of the current year reduced volumes sold.

      General, Administrative and Other Expenses (G&A). The $53,907 (8%) decrease in G&A was mostly caused by a $47,429 drop in legal fees as a final judgment in the Company's favor was rendered in a Texas quiet title action in 1998.

Other Income, Net. This line item consists of interest and other investment income as offset by investment losses and various other non-operating income and expense. Other income, net decreased $82,994 (20%) in 1999. To a great extent, the decrease was the net result of a $204,460 decline in interest income less a $113,423 increase in trading securities gain. As discussed in Note 11 to the accompanying financial statements, in 1998, the Company received interest of $234,811 as part of the AFNU Judgment. That interest income was recorded in this line item. In 1999, trading securities gain included additional realized gain of $41,823 and additional unrealized gain of $71,600.

Provisions for Income Taxes. In 1999, the Company had a calculated provision for income tax of $34,386 as the current tax expense of $72,622 exceeded a deferred tax benefit of $38,236. In 1998, a calculated provision for income tax of $320,937 resulted because the current tax expense of $244,811 was increased by a deferred tax provision of $76,126. See Note 6 to the accompanying financial statements for an analysis of the various components of income taxes for both 1999 and 1998.

Forward-looking Summary. Refer to page 3 for a summary of the risks and uncertainties that may affect this forward-looking statements. Management's latest projection of the results of operations for 2000 as compared to 1999 actual results follows:

                                                       (000 Omitted)
                                              --------------------------------
                                                                    Net Income
                                              Estimate    Actual     Increase
                                                2000       1999     (Decrease)
                                              --------    ------    ----------

          Operating Revenues                  $ 1,509     $ 1,574        (65)
                                              -------     -------   ---------

          Operating Costs & Expenses:
             Production                           300         299         (1)
             Exploration                          526         333       (193)
             DD&A                                 350         315        (35)
             G&A                                  660         656         (4)
                                              -------     -------   ---------
                                                1,836       1,603       (233)
                                              -------     -------   ---------

          Operating Income (Loss)                (327)        (29)      (298)
          Equity Earnings in Investees             30          57        (27)
          Other Income, Net                       310         331        (21)
                                              -------     -------   ---------
          Income Before Taxes                      13         359       (346)
          Provision for Income Tax                  4          34         30
                                              -------     -------   ---------

          Net Income                          $     9     $   325   $   (316)
                                              =======     =======   =========

      Operating Revenues. Revenues from oil and gas sales are estimated at $1,509,000 for 2000, or a $65,000 (4%) decrease from 1999. The following price and volume analysis of 2000 forecast sales as compared with 1999 actual oil and gas sales provides a breakout of the various components and projected variances from 1999.

                                Forecast             Variance          Actual
                                              ---------------------
          Production              2000          Price      Volume       1999
          ----------            --------      ---------   ---------   --------
          Oil -

          Bbls (000 omitted)        22           ---           (5)         27
          $(000 omitted)        $  541           178          (83)     $  446
          Unit Price            $24.75          8.10           ---     $16.65
          Gas -
          MCF (000 omitted)        450           ---           (80)       530
          $(000 omitted)        $  928            19          (161)    $1,070
          Unit Price            $ 2.06           .04           ---     $ 2.02

The projected decline in oil and gas volumes assumes a normal decline for properties which produced in 1999 and no new production coming on line in 2000. The average price used for the 2000 projections of revenues from oil and gas sales is management's most recent estimate of the average price to be received for the year 2000. It should be noted that March 14, 2000 spot market prices for oil were $31.98 per Bbl and lower, and spot market prices for gas were $2.80 per MCF and lower.

      Operating Costs and Expenses. Operating cost and expenses are projected at $1,836,000 for 2000, a $233,000 (15%) increase from 1999. Production costs are estimated to remain at around the 1999 amount as reduction in hauling, compression and other expense is offset by additional lease operation expense.

Management's current estimate of total exploration costs for 2000 is $766,000, of which $526,000 is estimated to be charges against operations and $240,000 capitalized as proven properties. Of the $766,000 total estimated costs, $126,000 is geological and geophysical expense. All of the remaining $640,000 could be capitalized or expensed depending upon the results of drilling. Also, if the Company's exploration is successful, significant additional costs could be incurred for development drilling and lease acquisition.

DD&A is projected to increase $35,000 (11%) as testing of exploratory oil prospects deferred in prior years may result in additional impairment of undeveloped leaseholds.

G&A is estimated to remain at about the 1999 level exclusive of a small increase in employee compensation.

      Equity Earnings in Investees. This item is expected to decrease as real estate sales decline and start up costs related to a second golf course further reduce profit.

      Other Income, Net. Other income, net is estimated to decrease $21,000 (6%) from a decline in interest income and miscellaneous income.

Item 7. Financial Statements.


        Index to Financial Statements.

                                                                           Page
                                                                           ----

        Report of Independent Certified Public
          Accountants - Grant Thornton LLP                                  16

        Balance Sheets - December 31, 1999 and 1998                         17

        Statements of Operations - Years Ended December 31,
          1999 and 1998                                                     19

        Statement of Stockholders' Equity - December 31,
          1999 and 1998                                                     20

        Statements of Cash Flows - Years Ended December 31,
          1999 and 1998                                                     21

        Notes to Financial Statements                                       23

        Unaudited Supplemental Financial Information                        31

               Report of Independent Certified Public Accountants
               --------------------------------------------------





Board of Directors
The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.








GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 16, 2000

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                             December 31,
                                                    ---------------------------
                                                        1999            1998
                                                     ----------      ----------
Current Assets:
    Cash and Cash Equivalents (Note 2)               $  367,963      $  339,015
    Available for Sale Securities  (Notes 2 & 5)      4,372,573       4,538,772
    Trading Securities (Notes 2 & 5)                    562,176         450,768
    Receivables                                         256,647         152,460
    Refundable Income Taxes                              75,964            ----
    Prepayments & Deferred Income Taxes                  58,735          13,127
                                                     ----------      ----------
                                                      5,694,058       5,494,142
                                                     ----------      ----------
Investments:
   Partnership and Limited
     Liability Companies (Notes  2 & 7)                 430,302         462,951
   Other                                                 19,048          19,048
                                                     ----------      ----------
                                                        449,350         481,999
                                                     ----------      ----------
Property, Plant & Equipment (Notes 2 & 10):
   Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
         Unproved Properties                            662,765         668,332
         Proved Properties                            4,157,016       4,189,787
                                                     ----------      ----------
                                                      4,819,781       4,858,119
      Less - Valuation Allowance and Accumulated
         Depreciation, Depletion & Amortization       3,896,557       3,751,113
                                                     ----------      ----------
                                                        923,224       1,107,006
                                                     ----------      ----------
    Other Property & Equipment, at Cost                 337,474         324,104
      Less - Accumulated Depreciation & Amortization    165,996         179,192
                                                     ----------      ----------
                                                        171,478         144,912
                                                     ----------      ----------
                                                      1,094,702       1,251,918
                                                     ----------      ----------
Other Assets                                            490,738         407,569
                                                     ----------      ----------
                                                     $7,728,848      $7,635,628
                                                     ==========      ==========

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

(concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                             December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------      ----------
Current Liabilities:
   Accounts Payable                                  $   28,504      $   45,656
   Income Taxes Payable                                    ----          49,331
   Other Current Liabilities
      Gas Balancing Commitment                           38,839          41,410
      Other                                              20,439          15,000
                                                     ----------      ----------
                                                         87,782         151,397
                                                     ----------      ----------

Dividends Payable (Note 3)                              127,008         125,210
                                                     ----------      ----------


Commitments & Contingencies (Note 7)

Stockholders' Equity (Notes 3 & 4)
   Common Stock                                          92,368          92,368
   Additional Paid-in Capital                            65,000          65,000
   Retained Earnings                                  7,545,405       7,388,288
                                                     ----------      ----------
                                                      7,702,773       7,545,656

   Less  - Treasury Stock, at Cost                      188,715         186,635
                                                     ----------      ----------
                                                      7,514,058       7,359,021
                                                     ----------      ----------
                                                     $7,728,848      $7,635,628

                                                     ==========      ==========
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                                -------------------------------
                                                     1999              1998
                                                -------------      ------------
Operating Revenues:
   Oil & Gas Sales (Note 11)                    $   1,532,279      $  2,679,431
   Lease Bonuses & Other                               41,270            34,663
                                                -------------      ------------
                                                    1,573,549         2,714,094
                                                -------------      ------------
Operating Costs and Expenses:
    Production                                        299,100           410,341
    Exploration                                       333,226           168,255
    Depreciation, Depletion, Amortization
        & Valuation Provisions                        315,120           735,456
    General, Administrative and Other                 655,910           709,817
                                                -------------     -------------
                                                    1,603,356         2,023,869
                                                -------------     -------------
Income (Loss)  from Operations                        (29,807)          690,225
Equity Earnings in Investees                           57,695            73,796
Other Income, Net (Note 11)                           331,345           414,339
                                                 ------------     -------------
Income before Income Taxes                            359,233         1,178,360
Provisions for Income Taxes (Notes 2 & 6)              34,386           320,937
                                                 ------------     -------------
Net Income                                       $    324,847     $     857,423
                                                 ============     =============
Per Share Data (Notes 2 & 11):
    Net Income, Basic and Diluted                $       1.94     $        5.11
                                                 ============     =============
    Cash Dividends                               $       1.00     $        1.00
                                                 ============     =============
Weighted Average Shares Outstanding,
  Basic and Diluted                                   167,693           167,947
                                                 ============     =============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999





                                            Additional
                                  Common     Paid-in      Retained    Treasury
                                   Stock     Capital      Earnings      Stock
                                  -------   ----------   ----------   ----------

Balance at January 1, 1998        $92,368    $65,000     $6,698,773   $(174,975)

  Net Income                         ----       ----        857,423        ----

  Cash Dividends on Common Stock     ----       ----       (167,908)       ----

  Purchase of Treasury Stock         ----       ----           ----     (11,660)
                                  -------    --------     ----------  ---------
Balance at December 31, 1998       92,368      65,000      7,388,288   (186,635)

  Net Income                         ----        ----        324,847       ----

  Cash Dividends on Common Stock     ----        ----       (167,730)      ----

  Purchase of Treasury Stock         ----        ----           ----     (2,080)
                                  -------     -------    ----------   ---------

Balance at December 31, 1999      $92,368     $65,000    $7,545,405   $(188,715)
                                  =======     =======    ==========   =========



See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                     Year Ended December 31,
                                                 ------------------------------
                                                     1999               1998
                                                 ------------      ------------
Cash Flows from Operating Activities:
  Cash Received-
    Oil and Gas Sales                            $  1,487,438      $  2,785,843
    Lease Bonuses and Rentals                          41,270            34,663
    Agricultural Rentals & Other                       24,407            11,188
  Cash Paid-
    Production Costs                                 (297,946)         (415,556)
    Exploration Costs                                (323,080)         (200,850)
    General Suppliers, Employees and Taxes,
      Other than Income                              (679,742)         (737,918)
  Interest Received                                   174,901           437,753
  Interest Paid                                       (11,293)          (11,250)
  Dividends Received on Trading
    Securities                                          7,926             9,735
  Purchase of Trading Securities                   (2,133,596)       (2,856,372)
  Sale of Trading Securities                        2,126,083         2,843,342
  Income Taxes Paid                                  (197,917)         (120,056)
                                                  -----------       -----------
    Net Cash Provided by Operating
      Activities                                      218,451         1,780,522
                                                  -----------       -----------

Cash Flows from Investing Activities:
  Sale and Maturity of Available for
  Sale Securities                                   6,271,431         1,353,669
  Purchase of Available for Sale Securities        (6,105,231)       (2,585,701)
  Property Dispositions                                42,564            15,358
  Property Additions                                 (320,600)         (458,920)
  Cash Distributions from Equity Investments           90,345           102,000
                                                  -----------       -----------
     Net Cash Applied to Investing Activities     $   (21,491)      $(1,573,594)
                                                  -----------       -----------


(Continued)

See Accompanying Notes

(Concluded)
                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                     Year Ended December 31,
                                                    ----------------------------
                                                       1999              1998
                                                    ----------       -----------
Cash Flows Applied to Financing Activities:
  Dividends Paid to Shareholders                    $(165,932)       $ (169,793)
  Purchase of Treasury Stock                           (2,080)          (11,660)
                                                    ---------        ----------
    Total Cash Applied to Financing  Activities      (168,012)         (181,453)
                                                    ---------        ----------
Net Change in Cash and Cash Equivalents                28,948            25,475

Cash and Cash Equivalents at Beginning of Year        339,015           313,540
                                                    ---------        ----------
Cash and Cash Equivalents at End of Year            $ 367,963        $  339,015
                                                    =========        ==========
Reconciliation of Net Income to Net
    Cash Provided by Operating Activities:
Net Income                                          $ 324,847         $ 857,423

Net Income Increased (Decreased) by -
    Net Change in -
      Unrealized Holding (Gains) Losses
            on Trading Securities                     (39,148)           32,451
      Accounts Receivable                             (45,279)          107,351
      Interest and Dividends Receivable               (47,745)           18,505
      Income Taxes Refundable/Payable                (125,295)          124,755
      Accounts Payable                                  4,751           (27,616)
      Trading Securities                              (72,260)          (35,953)
    Equity Earnings in Investees                      (57,696)          (73,796)
    Disposition of Property & Equipment                72,125           (13,445)
    Depreciation, Depletion, Amortization
      and Valuation Provisions                        315,120           735,456
    Change in Cash Value of Officers'
      Life Insurance                                  (17,052)          (16,801)
    Change in Prepayments                             (53,110)             ----
    Change in Deferred Taxes                          (38,236)           76,126
    Gas Balancing Liabilities                          (2,571)           (3,934)
                                                    ---------        ----------
Net Cash Provided by Operating Activities           $ 218,451        $1,780,522
                                                    =========        ==========

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

      The following estimated useful lives are used for the different types of property:

               Buildings and improvements          10 to 20 years
               Office furniture & fixtures          5 to 10 years
               Automotive equipment                 5 to  8 years

      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. See Note 10 for discussion of impairment losses.

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

      Concentrations of Credit Risk and Major Customers
      -------------------------------------------------
      The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas and Oklahoma. The Company had two purchasers in both 1999 and 1998 whose purchases were in excess of 10% of total oil and gas sales. In 1999, the purchases were $277,667 or 18% of total oil and gas sales by one purchaser, and $177,582 or 12% of total oil and gas sales by the other. In 1998, the purchases were $455,208, or 17%, by one purchaser, and $914,552, or 34% by the other.


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

Note 4 - COMMON STOCK
         ------------
      The following table summarizes the changes in common stock issued and outstanding:

                                                        Shares of
                                           Shares       Treasury       Shares
                                           Issued         Stock      Outstanding
                                         ----------     ----------   -----------


        January 1, 1998, $.50
        par value stock, 400,000
        shares authorized                184,735.28     16,422.55    168,312.73

        Purchase of stock                      ----        583.00       (583.00)
                                         ----------     ---------    ----------

        December 31, 1998, $.50
        par value stock, 400,000
        shares authorized                184,735.28     17,005.55    167,729.73

        Purchase of stock                      ----        104.00       (104.00)
                                         ----------     ---------    ----------

        December 31, 1999, $.50
        Par value stock, 400,000
        shares authorized                184,735.28     17,109.55    167,625.73
                                         ==========     =========    ==========


Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES
         -----------------------------------------

    At December 31, 1999 and 1998, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not required. The available for sale securities by contractual maturity are as follows:

          Due within one year or less                           $    3,973,198
          Due after one year through five years                        399,375
                                                                --------------
                                                                $    4,372,573
                                                                ==============

    In 1999 there was no sale of securities prior to maturity. In 1998 proceeds from sales of securities prior to maturity totaled $255,383 with no significant realized gains or losses.

    As to the trading securities, unrealized holding gains (losses) included in earnings were $39,148 in 1999 and ($32,451) for 1998.

Note 6 - INCOME TAXES
         ------------
      Components of deferred taxes follow:

                                                           December 31,
                                                 ------------------------------
                                                     1999               1998
                                                 ----------          ----------
      Assets
         Leasehold Costs                         $  197,533          $  174,479
         Gas Balancing Receivable                    52,379              52,379
         Lease and Well Equipment                      ----                  85
         Long-Lived Asset Impairment                 94,870             131,173
         Marketable Securities                         ----               7,501
                                                 ----------          ----------
                                                    344,782             365,617
         Valuation Allowance                           ----                ----
                                                 ----------          ----------
                                                    344,782             365,617
                                                 ----------          ----------
      Liabilities
         Equity Investments                            ----               6,212
         Marketable Securities                        5,440                ----
         Intangible Development Costs               199,545             257,846
                                                 ----------          ----------
                                                    204,985             264,058
                                                 ----------          ----------

      Net Deferred Tax Asset                     $  139,797          $  101,559
                                                 ==========          ==========

      Change in Valuation Allowance
        for the Year                             $     ----          $     ----
                                                 ==========          ==========


      The following table summarizes the current and deferred portions of income tax expense.

                                                     Year Ended December 31,
                                                 ------------------------------
                                                     1999               1998
                                                 ----------          ----------
      Current Tax Expense:
         Federal                                 $   72,622          $  244,811
         State                                         ----                ----
                                                 ----------          ----------
                                                     72,622             244,811
      Deferred  Provision (Benefit)                 (38,236)             76,126
                                                 ----------          ----------
      Total Provision                            $   34,386          $  320,937
                                                 ==========          ==========

    The total provision for income tax expressed as a percentage of income before income tax was 10% in 1999 and 27% in 1998. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 1999 and 1998 to income before income tax as summarized in the following reconciliation:


                                                     Year Ended December 31,
                                                 ------------------------------
                                                     1999               1998
                                                 ---------           ----------
    Computed Federal Tax
        Provision                                $ 125,732           $  412,426
    Increase (Decrease) in Tax  From:
        Allowable Depletion in Excess of
           Depletion for Financial Statements      (78,477)             (77,223)
        Non-conventional Fuel Credit                (6,453)              (7,849)
        Corporate Graduated Tax Rate
           Structure                                (7,384)              (7,840)
        Dividend Received Deduction                 (1,207)              (2,385)
        Other                                        2,175                3,808
                                                 ---------           ----------
        Provision for Income Tax                 $  34,386           $  320,937
                                                 =========           ==========
        Effective Tax Rate                              10%                  27%


Note 7 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES
         --------------------------------------------------------------

       The Company has a 33% interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership). The Partnership had assets in excess of liabilities of $532,047 and $474,480, at December 31, 1999 and 1998, respectively, and its net income for the periods then ended were $79,066 and $53,520.

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

       The office building is financed by a mortgage loan with a balance of $549,546 at December 31, 1999. The loan matures in 2002 with interest at New York prime rate which was capped at 8 1/2% until December 1999. The loan is collateralized by a first mortgage on the land and building, and the assignment of leases and rents.

       The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense was $26,353 for each of the years ended December 31, 1999 and 1998.

       The Company had a 9% interest in the Coffee Creek Limited Liability Company (Coffee Creek), an Oklahoma limited liability company. Coffee Creek owns and operates Coffee Creek Golf Course, and through an investment in a partnership, participates in the development of real property surrounding the golf course. In April, 1999, the owners of Coffee Creek formed Millennium Golf Properties, L.L.C. , another Oklahoma limited liability company (Millennium) and assigned their ownership in Coffee Creek to Millennium. Also, Millennium purchased a second Oklahoma City area golf course, River Oaks, along with a related real estate development. Millennium is now engaged in the ownership and operation of Coffee Creek, River Oaks and their related real estate developments. The River Oaks purchase, renovations and real estate development is financed by loans collateralized by the land and buildings of both Coffee Creek and River Oaks. The loan balance at December 31, 1999, was $2,800,000. At December 31, 1999, the Company's net equity in Millennium was $166,177, as compared to $192,778 for Coffee Creek at December 31, 1998.

       In December, 1992, the Company invested $90,000 for a 10% interest in OKC Industrial Properties, L.C., an Oklahoma limited liability company, which was formed to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. At December 31, 1999, the Company's net equity in the limited liability company was $73,007, compared to $95,904 at December 31, 1998.

Note 8 - COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
         ---------------------------------------------------
         EXPLORATION, AND DEVELOPMENT ACTIVITIES
         ---------------------------------------

      All of the Company's oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

                                                        Year Ended December 31,
                                                 ------------------------------
                                                     1999               1998
                                                 ---------            ---------

      Acquisition of Properties
           Unproved                              $ 197,993            $ 380,592
           Proved                                $    ----            $   -----

      Exploration Costs                          $ 344,454            $ 168,936
      Development Costs                          $  25,065            $  58,382

Note 9 - FINANCIAL INSTRUMENTS
         ---------------------

      The following table includes various estimated fair value information as of December 31, 1999 and 1998 as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

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

      4.       Dividends Payable
               -----------------
      Due to the uncertainty regarding when such amounts will be paid, it is not practicable to estimate fair value.

    The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                          1999                    1998
                                 ----------------------   ----------------------
                                  Carrying   Estimated    Carrying   Estimated
                                   Amount    Fair Value    Amount    Fair Value
                                 ----------  ----------  ----------  ----------

    Financial Assets
      Cash and Cash Equivalents  $  367,963  $  367,963  $  339,015  $  339,015
      Available for Sale
        Securities                4,372,573   4,372,573    4,538,772  4,538,772
      Trading Securities            562,176     562,176      450,768    450,768
    Financial Liabilities
      Dividends Payable for which
        it is not practicable to
        estimate fair value        (142,008)        N/A     (140,210)       N/A

Note 10 -  LONG-LIVED ASSETS IMPAIRMENT LOSS
           ----------------------------------

    Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $184,835 for the year ended December 31, 1998, are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions. No impairment losses were required for 1999, based on December 31, 1999 reserve studies.

Note 11 - LEGAL PROCEEDINGS
          -----------------

    In December 1998, the Company received proceeds from oil and gas sales as the result of a favorable final judgment in a Texas quiet title action. Because the Company had no assurance the judgment would be rendered in its favor, oil and gas revenues of $914,552 less $60,511 operating costs related thereto plus interest income thereon of $234,811 were not recorded in the Statement of Operations until the proceeds were released from suspense by the unit operator. As a result, for the year ending December 31, 1998, the Company's net income after the related provision for income taxes increased by approximately $655,000, or $3.90 per common share outstanding.

                  UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                                                        SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                   (Unaudited)

                                                      Years Ended December 31,
                                                     --------------------------
                                                        1999             1998
                                                     ----------      ----------
Oil & Natural Gas Liquids (Bbls)

    Proved Developed and
      Undeveloped Reserves
        Beginning of Year                                37,803          53,590
        Revisions of Previous Estimates                    (221)         25,908
        Extensions and Discoveries                         ----           7,387
        Production                                       (8,561)        (49,082)
        Sale of Reserves in Place                          ----            ----
                                                       --------       ---------
        End of Year                                      29,021          37,803
                                                       ========       =========
    Proved Developed Reserves
        Beginning of Year                                37,803          53,590
        End of Year                                      29,021          37,803
Gas (MCF)
    Proved Developed and Undeveloped
        Reserves Beginning of Year                    1,567,726       1,921,324
        Revisions of Previous Estimates                  38,719          49,799
        Extensions and Discoveries                       34,348          10,727
        Production                                     (236,335)       (414,124)
        Sale of Reserves in Place                          ----            ----
                                                      ---------       ---------

        End of Year                                   1,404,458       1,567,726
                                                      =========       =========
    Proved Developed Reserves
        Beginning of Year                             1,567,726       1,921,324
        End of Year                                   1,404,458       1,567,726


(continued)

 See notes on next page

                                                        SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                   (Unaudited)


(Concluded)


Notes    1.  Estimates of  royalty  interests  reserves  have  not been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 18,229 Bbls of oil and 293,739 MCF of gas for the year ended December 31, 1999, and 21,537 Bbls of oil and 407,106 MCF of gas for the year ended December 31, 1998.

         2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 1999 and 1998. All reserves are located within the United States.

         3. The Company emphasizes that the reserve volumes shown are estimates which by their nature are subject to revision in the near term. The estimates have been made by utilizing all available geological and reservoir data, as well as actual production performance data. These estimates are reviewed annually and are revised upward or downward, as warranted by additional performance data.

         4. In December 1998, the Company received proceeds from oil and gas sales upon the final judgment in its favor of a Texas quiet title action. Because the Company had no assurance the judgment would be rendered in its favor, the oil and gas reserves related thereto were not included in proved developed reserves until the proceeds were released from suspense by the unit operator. As a result, both the Revisions of Previous Estimates and Production line items for 1998 include 36,737 barrels of oil and 138,409 MCF of gas which were produced in prior years, but received in 1998.

                                                        SUPPLEMENTAL SCHEDULE 2




                          THE RESERVE PETROLEUM COMPANY
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                      RELATING TO PROVED WORKING INTERESTS
                              OIL AND GAS RESERVES
                                   (Unaudited)


                                                         At December 31,
                                              ---------------------------------
                                                    1999                1998
                                              --------------      -------------

Future Cash Inflows                           $    3,615,463      $   3,517,878
Future Production and
    Development Costs                             (1,231,489)        (1,172,954)
Future Income Tax Expense                           (661,948)          (683,975)
                                              --------------      -------------
Future Net Cash Flows                              1,722,026          1,660,949
    10% Annual Discount for
    Estimated Timing of Cash Flows                  (487,526)          (474,621)
                                              --------------      -------------
Standardized Measure of Discounted
    Future Net Cash Flows                     $    1,234,500      $   1,186,328
                                              ==============      =============


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

                                                        SUPPLEMENTAL SCHEDULE 3


                          THE RESERVE PETROLEUM COMPANY
              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
         NET CASH FLOW FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                   (Unaudited)



                                                    Year Ended December 31,
                                              ---------------------------------
                                                    1999                1998
                                              --------------      -------------
Standardized Measure,
    Beginning of Year                         $    1,186,328      $   1,975,421

    Sales and Transfers, Net of
      Production Costs                              (399,792)        (1,301,791)

    Net Change in Sales and Transfer
      Prices, Net of Production Costs                257,559           (436,455)

    Extensions, Discoveries and Improved
      Recoveries, Net of Future Production
      and Development Costs                           22,983             38,687
    Revisions of Quantity Estimates                   40,400            207,508
    Accretion of Discount                            167,537            275,430
    Net Change in Income Taxes                        14,425            289,835
    Changes in Production Rates
    (Timing) and Other                               (54,940)           137,693
                                              --------------      -------------
Standardized Measure,
    End of Year                               $    1,234,500      $   1,186,328
                                              ==============      =============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable


                                    PART III
                                    --------

Items 9, 10, 11, and 12 are incorporated by reference to the Company's proxy statement to be mailed to security holders on or about April 4, 2000 in connection with its annual stockholders' meeting to be held on May 2, 2000.

Item 13.   Exhibits and Reports on Form 8-K.

(a)     Exhibits

      The following documents are exhibits to this Form 10-KSB. Each document marked by an asterisk is hereby incorporated herein by reference to the same document previously filed with the Securities and Exchange Commission.

Exhibit                                      S.E.C.         Exhibit
Reference   Description                   Report(Date)      Number         Page
---------   -----------                   ------------      -------        ----

  3.1       *Restated Certificate of
              Incorporation dated
              November 1, 1988            10-KSB (12/96)      3.1            39

  3.2       *By-Laws
              dated November 1, 1988      10-KSB (12/96)      3.2            48

  27        Financial Data Schedule       10-KSB (12/99)      27             38

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

                                    THE RESERVE PETROLEUM COMPANY
                                             (Registrant)



                                        /s/ Mason W. McLain
                                    --------------------------------------------
                                    By:  Mason W. McLain, President
                                    (Principal Executive Officer)




                                        /s/ Jerry L. Crow
                                    --------------------------------------------
                                    By:  Jerry L. Crow, 2nd Vice President
                                    (Principal Financial and Accounting Officer)


Date: March 23, 2000




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



   /s/ Mason W. McLai  n                              /s/Jerry L. Crow
----------------------------                      -----------------------------
Mason W. McLain (Director)                         Jerry L. Crow (Director)
March  23,  2000                                   March  23, 2000



  /s/ Robert L. Savage                               /s/ R.T. McLain
----------------------------                      -----------------------------
Robert L. Savage (Director)                         R.T. McLain  (Director)
March  23, 2000                                     March  23, 2000