Form 10QSB
period 2000-03-31
RESERVE PETROLEUM CO
filed 2000-05-12
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 8, 2000, 167,609.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes___  No  X
                                                                     ---

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                  March 31,         December 31,
                                                    2000                 1999
                                               ------------        -------------

Current Assets:
    Cash and Cash Equivalents                  $    422,105        $    367,963
    Available for Sale Securities                 4,340,866           4,372,573
    Trading Securities                              674,787             562,176
    Receivables                                     245,803             256,647
    Refundable Income Taxes                          66,624              75,964
    Prepayments                                       3,750              58,735
                                               ------------        ------------
                                                  5,753,935           5,694,058
                                               ------------        ------------
Investments:
    Partnership and Limited
      Liability Companies                           426,960             430,302
    Other                                            19,048              19,048
                                               ------------        ------------
                                                    446,008             449,350
                                               ------------        ------------
Property, Plant & Equipment:
    Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
         Unproved Properties                        683,147             662,765
         Proved Properties                        4,263,383           4,157,016
                                               ------------        ------------
                                                  4,946,530           4,819,781
      Less - Valuation Allowance and
         Accumulated Depreciation,
         Depletion & Amortization                 3,877,887           3,896,557
                                               ------------        ------------
                                                  1,068,643             923,224
                                               ------------        ------------
      Other Property & Equipment, at Cost           337,474             337,474
      Less - Accumulated Depreciation &
        Amortization                                168,460             165,996
                                               ------------        ------------
                                                    169,014             171,478
                                               ------------        ------------
                                                  1,237,657           1,094,702
                                               ------------        ------------
Other Assets                                        481,357             490,738
                                               ------------        ------------
                                               $  7,918,957        $  7,728,848
                                               ============        ============

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                 March 31,          December 31,
                                                   2000                1999
                                               ------------        -------------

Current Liabilities:
    Accounts Payable                           $     68,293        $     28,504
    Other Current Liabilities-
      Gas Balancing Commitment                       38,839              38,839
      Other                                          30,258              20,439
                                               ------------        ------------
                                                    137,390              87,782
                                               ------------        ------------

Dividends Payable                                   126,265             127,008
                                               ------------        ------------

Stockholders' Equity:
    Common Stock                                     92,368              92,368
    Additional Paid-in Capital                       65,000              65,000
    Retained Earnings                             7,730,120           7,545,405
    Accumulated Other Comprehensive Loss            (43,151)              -----
                                                -----------        ------------
                                                  7,844,337           7,702,773

    Less  - Treasury Stock, at Cost                 189,035             188,715
                                                -----------        ------------
                                                  7,655,302           7,514,058
                                                -----------        ------------
                                                $ 7,918,957        $  7,728,848
                                                ===========        ============


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                            March 31,
                                              ---------------------------------
                                                  2000                  1999
                                              ------------         ------------

Operating Revenues:
    Oil and Gas Sales                         $    418,947         $    339,588

    Lease Bonuses and Other                          8,713               39,827
                                              ------------         ------------
                                                   427,660              379,415
                                              ------------         ------------
Operating Costs and Expenses:
    Production                                      83,706               66,630
    Exploration                                     64,632                5,989
    Depreciation, Depletion, Amortization
       and Valuation Provisions                     47,383               56,956
    General, Administrative and Other              153,879              164,263
                                              ------------         ------------
                                                   349,600              293,838
                                              ------------         ------------
Income  from Operations                             78,060               85,577
Other Income, Net                                  175,619              129,034
                                              ------------         ------------
Income  Before Income Taxes                        253,679              214,611
Provision for
    Income Taxes                                    68,964               37,655
                                              ------------         ------------
Net Income                                    $    184,715         $    176,956
                                              ============         ============
Per Share Data
    Net Income, Basic and Diluted             $       1.10         $       1.05
                                              =============        ============

    Weighted Average Shares
        Outstanding, Basic and Diluted             167,623              167,768
                                              ============         ============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                         Three Months Ended
                                                               March 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      -----------

Net Cash Provided by Operating Activities        $    183,429      $   177,208
                                                 ------------      -----------
Cash Flows Applied to Investing Activities:
    Purchase of Available for Sale Securities        (887,453)         (57,568)
    Sales of Available for Sale Securities            853,779             ----
    Property Dispositions                              10,674            1,500
    Property Additions                               (113,473)         (50,801)
    Cash Distributions from Equity Investments          8,250           45,000
                                                 ------------      -----------
    Net Cash Applied to Investing Activities         (128,223)         (61,869)
                                                 ------------      -----------
Cash Flows Applied to Financing Activities:
    Decrease in Dividends Payable                        (744)          (1,302)
    Purchase of Treasury Stock                           (320)            ----
                                                  -----------      -----------
    Total Cash Applied to Financing Activities         (1,064)          (1,302)
                                                  -----------      -----------
Net Change in Cash and Cash Equivalents                54,142          114,037
Cash and Cash Equivalents,
    Beginning of Period                               367,963          339,015
                                                  -----------      -----------
Cash and Cash Equivalents,
    End of Period                                 $   422,105      $   453,052
                                                  ===========      ===========
Supplemental Disclosures of
    Cash Flow Information,
      Cash Paid During the Periods for:
         Interest                                 $      ----      $     3,750
         Income Taxes                             $      ----      $    47,000

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

         In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - COMPREHENSIVE INCOME

        Total comprehensive income was $141,564 for the three months ended March 31, 2000. Total comprehensive income for the three months ended March 31, 1999, was $176,956.

Note 3 - UNREALIZED GAIN ON TRADING SECURITIES

        This statement of operations for the period ended March 31, 2000, included unrealized gains on trading securities of $94,271. Subsequent sales of trading securities in inventory at March 31, 2000, resulted in net realized gains of $19,181. The fair value of trading securities on hand at March 31, 2000, and still in inventory at May 8, 2000, had declined $57,509.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2000
                                   (Unaudited)

The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1999, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.  Liquidity and Capital Resources.
    -------------------------------

The Company's cash, cash equivalents and available for sale securities at March 31, 2000, totaled $4,762,971, an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. For the quarter ending March 31, 2000, cash provided from operations of $183,429 along with cash from property dispositions of $10,674 and equity investees cash distributions of $8,250 was sufficient to fund property additions of $113,473 and financing activities of $1,064. The remaining balance of $87,816 was used to purchase available for sale securities totaling $33,674 and increase cash and cash equivalents by $54,142.

Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1999, would not be representative of the Company's current position.

2.  Material  Changes in Results of Operations Three Months Ended March 31, 2000
    ----------------------------------------------------------------------------
Compared with Three Months Ended March 31, 1999.
-----------------------------------------------

Operating Revenue. Oil and gas sales totaled $418,947 in 2000, an increase of $79,359 (23%) from 1999. Oil sales rose $72,593 (87%) to $156,136 as the average price received increased $15.98 per barrel to $26.80 and barrels sold declined 1,895 barrels to 5,827.

Also, there was a marginal increase in gas sales of $716 to $254,689. An increase in gas sales of $56,182 resulting from a $.49 per thousand cubic feet
(MCF) increase in average price to $2.22 per MCF was almost totally offset by a decrease in sales of $55,466 caused by a 32,061 MCF decline in the volume of gas sold to 114,848 MCF.

The remaining increase in oil and gas sales of $6,050 was the result of an increase in sales of plant and miscellaneous products to $8,122.

        Forward-Looking Summary. A McClain County, Oklahoma exploratory well in which the company has a 18% working interest was begun in January 2000 and completed as an oil producer in April. At May 8, 2000, the well was producing at a rate of approximately 70 barrels per day. Current evaluation indicates the well should be capable of sustaining that production rate up to one year. If the well performs as expected, a development well will be proposed for late in 2000 or in 2001. Also, an exploratory well on another structure in the prospect is scheduled to begin in June 2000, and if successful, there is a possibility of a development well.

The initial test well on a second McClain County, Oklahoma prospect is scheduled to be drilled in July or August 2000.

A Cimarron County, Oklahoma, exploratory well in which the company has a 28% working interest began drilling in February 2000, and was completed in April as a gas producer. It is a shallow, low cost well with decent production and the prospect has room for several development wells; however, a favorable gas contract will be required to make development economic. Gas contract negotiation was on going at May 8, 2000.

Operating Costs and Expenses. Production costs increased $17,076 (26%) to $83,706. To a great extent, the increase was caused by an increase of $16,470 in gross production taxes. These taxes fluctuate with oil and gas sales.

Exploration costs increased $58,643 to $64,632. Of the increase, $56,468 was the result of geological and geophysical costs, most of which relate to seismic data being developed on a North Texas/Southern Oklahoma exploratory prospect.

The $9,573 decline in depreciation, depletion, amortization and valuation provisions was, for the most part caused by a $9,330 (31%) decrease in the provision for impairment of undeveloped leaseholds to $20,367.

Other Income, Net. The components of this item most responsible for the $46,585 (36%) net increase include an increase of $84,011 in realized and unrealized gains on trading securities, an increase in gains from sales of assets of $9,873 and increased interest income of $7,074, as offset by a decrease of income from equity investees of $27,587 and a reduction of $20,142 in receipts from pipeline settlements.

Provision For Income Taxes. For the three months ended March 31, 2000, the company had an estimated provisions for income taxes of $68,964 as estimated current tax expense of $9,340 was increased by estimated deferred tax expense of $59,624. For the comparable period in 1999, the Company had an estimated provision for income taxes of $37,655 as estimated current tax expense of $46,400 was decreased by a deferred tax benefit of $8,745.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit 27.  Financial Data Schedule.

     (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        THE RESERVE PETROLEUM COMPANY
                                        ---------------------------------------
                                       (Registrant)






Date: May  8, 2000                      /s/ Mason McLain
     -------------                      ---------------------------------------
                                        Mason McLain,
                                        President





Date:  May   8, 2000                    /s/  Jerry L. Crow
     ---------------                    ---------------------------------------
                                        Jerry L. Crow
                                        Principal Financial and Accounting
                                          Officer