Form 10QSB
period 2000-06-30
RESERVE PETROLEUM CO
filed 2000-08-14
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB





                                   (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended June 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8157
                          -----------------------------
                          THE RESERVE PETROLEUM COMPANY
        (Exact name of small business issuer as specified in its charter)


          Delaware                                                73-0237060
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

            6801 N. Broadway, Suite 300, Oklahoma City OK 73116-9092
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 848-7551
                                 --------------
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

As of August 9, 2000, 167,521.73 shares of the Registrant's $.50 par value common stock were outstanding.

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

                                     ASSETS
                                     ------

                                                     June 30,       December 31,
                                                       2000             1999
                                                   ------------     ------------
Current Assets:
    Cash and Cash Equivalents                      $   329,061      $   367,963
    Available for Sale Securities                    4,317,971        4,372,573
    Trading Securities                                 644,024          562,176
    Receivables                                        242,461          256,647
    Refundable Income Taxes                             41,328           75,964
    Prepayments                                          1,875           58,735
                                                   ------------     ------------
                                                     5,576,720        5,694,058
                                                   ------------     ------------
Investments:
   Partnership and Limited
     Liability Companies                               432,950          430,302
   Other                                                15,298           19,048
                                                   ------------     ------------
                                                       448,248          449,350
                                                   ------------     ------------
Property, Plant & Equipment:
   Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
         Unproved Properties                           629,607          662,765
         Proved Properties                           4,402,181        4,157,016
                                                   ------------     ------------
                                                     5,031,788        4,819,781
      Less - Valuation Allowance and Accumulated
         Depreciation, Depletion & Amortization      3,900,008        3,896,557
                                                   ------------     ------------
                                                     1,131,780          923,224
                                                   ------------     ------------
    Other Property & Equipment, at Cost                337,474          337,474
      Less - Accumulated Depreciation &
               Amortization                            170,922          165,996
                                                   ------------     ------------
                                                       166,552          171,478
                                                   ------------     ------------
                                                     1,298,332        1,094,702
                                                   ------------     ------------
Other Assets                                           496,572          490,738
                                                   ------------     ------------
                                                   $ 7,819,872       $7,728,848
                                                   ============     ============

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     June 30,       December 31,
                                                       2000             1999
                                                   ------------     ------------

Current Liabilities:
   Accounts Payable                                $    47,115      $    28,504
   Other Current Liabilities
      Gas Balancing Commitment                          38,839           38,839
      Other                                             23,747           20,439
                                                   ------------     ------------
                                                       109,701           87,782
                                                   ------------     ------------

Dividends Payable                                      138,946          127,008
                                                   ------------     ------------

Stockholders' Equity:
   Common Stock                                         92,368           92,368
   Additional Paid-in Capital                           65,000           65,000
   Retained Earnings                                 7,646,358        7,545,405
   Accumulated Other Comprehensive Loss                (42,846)            ----
                                                   ------------     ------------
                                                     7,760,880        7,702,773

   Less  - Treasury Stock, at Cost                     189,655          188,715
                                                   ------------     ------------
                                                     7,571,225        7,514,058
                                                   ------------     ------------
                                                   $ 7,819,872      $ 7,728,848
                                                   ============     ============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
Operating Revenues:
  Oil & Gas Sales                     $433,123   $335,415   $852,069   $675,003
  Lease Bonuses & Other                  7,975        639     16,688     40,466
                                       -------    -------    -------    -------
                                       441,098    336,054    868,757    715,469
                                       -------    -------    -------    -------
Operating Costs & Expenses:
  Production Costs                      75,535     70,723    159,241    137,353
  Exploration and Development Costs    110,639     11,087    175,271     17,076
  Depreciation, Depletion,
    Amortization and Valuation
    Provisions                          45,024    114,665     92,407    171,621
  General, Administrative & Other
    Expenses                           151,127    155,220    305,006    319,483
                                       -------    -------    -------    -------
                                       382,325    351,695    731,925    645,533
                                       -------    -------    -------    -------

  Income (Loss) From Operations         58,773    (15,641)   136,832     69,936
  Other Income, Net                     36,547     79,275    212,166    208,309
                                       -------    -------    -------    -------
  Income Before Income Taxes            95,320     63,634    348,998    278,245
  Provision For Income Taxes            11,472     25,967     80,436     63,622
                                       -------    -------    -------    -------
  Net Income                          $ 83,848   $ 37,667   $268,562   $214,623
                                       =======    =======    =======    =======
  Per Share Data:
    Net Income                        $    .50   $    .22   $   1.60   $   1.28
    Cash Dividends                    $   1.00   $   1.00   $   1.00   $   1.00
                                       =======    =======    =======    =======
  Weighted Average Shares Outstanding  167,598    167,704    167,611    167,717
                                       =======    =======    =======    =======


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                           Six Months Ended
                                                                 June 30,
                                                           ----------------
                                                            2000         1999
                                                         ---------    ---------

Net Cash Provided by Operating Activities                $  328,231  $  219,474
                                                         ----------  ----------
Cash Flows from Investing Activities:
    Sale and Maturity of Available
        for Sale Securities                               2,350,125   3,664,191
    Purchase of Available for Sale Securities            (2,360,442) (3,760,619)
    Property Dispositions                                    14,918      11,068
    Property Additions                                     (227,122)   (117,762)
    Cash Distributions from Equity Investments               12,000      54,000
                                                         ----------  ----------
    Net Cash Applied to Investing Activities               (210,521)   (149,122)
                                                         ----------  ----------
 Cash Flows from Financing Activities:
    Payments of Dividends                                  (155,672)   (152,617)
    Purchase of Treasury Stock                                 (940)     (1,180)
                                                         ----------  ----------
Net Cash Applied to Financing Activities                   (156,612)   (153,797)
                                                         ----------  ----------
Net Change in Cash and Cash Equivalents                     (38,902)    (83,445)

Cash and Cash Equivalents, Beginning of Period              367,963     339,015
                                                         ----------  ----------
Cash and Cash Equivalents, End of Period                 $  329,061  $  255,570
                                                         ==========  ==========
Supplemental Disclosures of Cash Flow
    Information:
    Cash Paid During the Periods For:
        Interest                                         $     ----  $    3,750
        Income Taxes                                     $     ----  $  107,000


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION

         In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - COMPREHENSIVE INCOME

         Total comprehensive income was $84,152 for the three months and $225,716 for the six months ended June 30, 2000. Total comprehensive income was $37,667 for the three months and $214,623 for the six months ended June 30, 1999.

Note 3 - UNREALIZED GAIN ON TRADING SECURITIES

         The condensed statement of operations for the period ended June 30, 2000, included unrealized gains on trading securities of $94,013. Subsequent sales of trading securities in inventory at June 30, 2000, resulted in net realized losses of $5,787. The fair value of trading securities on hand at June 30, 2000, and still in inventory at July 31, 2000, had declined $97,326.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2000
                                   (Unaudited)


     The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1999, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.   Liquidity and Capital Resources.
     -------------------------------

     The Company's cash, cash equivalents and available for sale securities at June 30, 2000, totaled $4,647,032, an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. As disclosed in the condensed statements of cash flow included with the financial statements elsewhere in this 10-QSB, for the six months ending June 30, 2000, cash provided from operations was $328,231, cash from property dispositions was $14,918, and cash distributions from equity investees was $12,000. This total of $355,149 was $38,902 short of the amount required to fund the net increase in available for sale securities of $10,317, property additions of $227,122 and net cash applied to financing activities of $156,612. The shortage was covered by a reduction of cash and cash equivalents by $38,902.

     Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1999, would not be representative of the Company's current position.

 2.  Material  Changes in Results of  Operations  Six Months Ended June 30, 2000
     ---------------------------------------------------------------------------
     Compared with Six Months Ended June 30, 1999.
     ---------------------------------------------

     Operating Revenue. Oil and gas sales increased $177,066 (26%) to $852,069 as a result of an increase in crude oil sales of $110,266 (59%) to $297,998, an increase in natural gas sales of $58,152 (12%) to $540,436 and an increase in plant and miscellaneous product sales of $8,648 to $13,635.

     The $110,266 increase in oil sales was the net result of an increase in the price received as offset for the decline in volume produced. The average unit price per barrel (Bbl) of oil sold increased $14.16 to $27.10 per Bbl resulting in a positive price variance of $155,776. However, the volume of production fell 3,517 Bbls to 10,996 Bbls resulting in a negative volume variance of $45,510. Also, the $58,152 additional gas sales resulted from an increase in price received as offset by a decrease in volume produced. The price per thousand cubic feet (MCF) increased $.74 to $2.47 per MCF causing a positive price variance of $162,815. The volume of production declined 60,499 MCF to 218,826 MCF for a negative volume variance of $104,663.

     For the most part, the decrease in volume of both oil and gas was the result of a normal decline in production.

     Operating Costs and Expenses. Production costs increased $21,888 (16%) to $159,241. To a great extent, the increase was caused by an increase in gross production taxes. Generally, these state taxes tend to fluctuate with the change in revenues from oil and gas sales.

     Exploration and development costs incurred in 2000 were $422,665 of which $175,271 was charged to expense, and the remaining $247,394 recorded as an asset. The foregoing compares to $119,746 incurred in 1999 of which $17,076 was charged to expense, and $102,670 was recorded as an asset. To a significant degree, the additional costs incurred resulted as prospects which had been deferred because of depressed oil and (to a lessor extent) gas prices in 1999 are now being re-evaluated and worked along with new prospects.

     Depreciation, depletion, amortization and valuation provisions declined $79,214 (46%) to $92,407. For the most part, the decline was the result of a decrease of $76,570 (65%) in the provision for impairment of undeveloped leaseholds. In 1999, the provision was increased because of accelerated amortization of undeveloped leaseholds that were impaired when testing produced less than anticipated results.

     Other Income Net. Although the overall increase in this line item was small, there were significant changes in its components. Equity earnings in investees declined $45,543 to $10,898 mostly because of a decrease in golf course net income and real estate sales. The receipt of a $20,142 settlement with a pipeline Company in 1999 was not repeated in 2000.
     Offsetting the above noted declines was an increase in realized and unrealized gain on trading securities of $42,886 as well as an increase in interest income of $16,967 and gain on sale of assets of $14,165.

     Provision for Income Taxes. This line item increased $16,814 (26%) to $80,436, but remained at approximately 23% of income before income taxes. For the most part the provision for income taxes for both 2000 and 1999 was less than the statutory US Federal income tax rate of 35% because of allowable depletion for tax purposes in excess of depletion for financial statements. In 2000, the Company had a calculated deferred tax expense of $45,800 in addition to a calculated current tax expense of $34,636. In 1999, the Company had a calculated deferred tax benefit of $45,277 as offset by a calculated current tax expense of $108,899.


     Forward-Looking Summary. Refer to page 3 of the Company's December 31, 1999, Form 10-KSB filed with the Securities and Exchange Commission for a summary of the risks and uncertainities that may affect this forward-looking summary.

     A McClain County, Oklahoma, exploratory well in which the Company has an 18% working interest was begun in January, 2000, and completed as an oil producer in April, 2000. The well, which originally was producing at a rate of approximately 70 barrels per day, had fallen to around 30 barrels per day by mid-July. Additional potential producing zones will be perforated in an attempt to increase production. Additional exploratory drilling on the prospect is under evaluation.

     The initial test well on a second McClain County, Oklahoma prospect is drilling at August 7, 2000.

     A Cimarron County, Oklahoma, exploratory well in which the Company has a 28% working interest began drilling in February 2000, and was completed in April as a gas producer. It is a shallow, low cost well with decent production  and  the  prospect has room for several  development wells.  An acceptable gas contract has been negotiated by the operator. Current information indicates the prospect can be marginally profitable.

3.   Material Changes in Results of Operations Three Months Ended June 30, 2000,
     ---------------------------------------------------------------------------
     Compared with Three Months Ended June 30, 1999.
     -----------------------------------------------

     Operating Revenues. Oil and gas sales increased $97,708 (29%) to $433,123 in 2000. Crude oil sales increased $37,671 (36%) to $141,861 as a result of an increase in average price as partially offset by a decrease in Bbls produced. The average price per Bbl of oil sold in the second quarter increased $12.10 per Bbl to $27.44 resulting in a positive price variance of $62,537. The volume of oil produced declined 1,621 Bbls to 5,170 Bbls resulting in a negative volume variance of $24,866.

     Natural gas sales increased $57,436 (25%) to $285,747. The increase was the net result of a $106,349 increase because the average price per MCF sold rose $1.03 to $2.75. This positive price variance was offset by $48,913 because of a negative volume variance of 28,438 MCF as the volume of sales fell to 103,978 MCF.

     Other Income, Net. The $42,728 (54%) decline in this line item was the result of changes in various components. A decrease in equity earnings of investees of $17,956 and a drop in realized and unrealized gain on trading securities of $41,125 was partially offset by a $4,291 increase in gain from sale of assets and a $11,421 increase in the interest income.

     Provision for Income Taxes. For the three months ended June 30, 2000, the Company had an estimated provision for income taxes of $11,472 as estimated current tax expense of $25,296 was decreased by estimated deferred tax benefit of $13,824. For the comparable period in 1999, the Company had an estimated provision for income tax of $25,967 as estimated current tax expense of $62,499 was decreased by a deferred tax benefit of $36,532.

     There were no additional material changes between the quarters which were not covered in the discussion in Item 2, above for the six months.

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders' was held on Tuesday, May 2, 2000. A brief description of each matter voted on at the meeting is given in the paragraphs below.

The registrant's board of directors was re-elected in its entirety except for Loyd Terry, who chose not to stand for re-election. Doug Fuller was elected in his stead. A summary of voting by individual directors follows:

                                                  RESULTS OF VOTE
                                      ----------------------------------------
                                   BY PROXY                     IN PERSON
                              -------------------         --------------------
                                         WITHHELD                    WITHHELD
                              FOR       AUTHORITY         FOR        AUTHORITY
                              ---       ---------         ---        ---------
     MASON McLAIN           54,572         451           55,340          ---
     R.T. McLAIN            54,828         195           55.340          ---
     ROBERT SAVAGE          54,837         186           55,340          ---
     MARVIN E. HARRIS       54,876         147           55,340          ---
     JERRY L. CROW          54,837         186           54,340          ---
     WILLIAM (BILL) SMITH   54,809         214           54,340          ---
     DOUG FULLER            54,809         214           54.340          ---

The stockholders approved all actions of the directors since the stockholders' annual meeting on Tuesday, May 4, 1999. The stockholders cast 103,412 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      THE RESERVE PETROLEUM COMPANY
                                      ----------------------------------------
                                      (Registrant)



Date: August  11, 2000                /s/ Mason McLain
     -----------------                ----------------------------------------
                                      Mason McLain,
                                      President



Date:  August 11, 2000                /s/ Jerry L. Crow
     -----------------                ----------------------------------------
                                      Jerry L. Crow
                                      Principal Financial and Accounting Officer