Form 10QSB
period 2000-09-30
RESERVE PETROLEUM CO
filed 2000-11-13
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

As of November 10, 2000, 167,521.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes    No X
                                                             ---   ---

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                 September 30,     December 31,
                                                     2000              1999
                                                 -------------     ------------
Current Assets:
    Cash and Cash Equivalents                    $    452,659      $    367,963
    Available for Sale Securities                   4,604,505         4,372,573
    Trading Securities                                585,711           562,176
    Receivables                                       282,189           256,647
    Refundable Income Taxes                                 -            75,964
    Prepayments                                         7,500            58,735
                                                 ------------      ------------
                                                    5,932,564         5,694,058
                                                 ------------      ------------
Investments:
   Partnership and Limited
     Liability Companies                              466,773           430,302
   Other                                               15,298            19,048
                                                 ------------      ------------
                                                      482,071           449,350
                                                 ------------      ------------
Property, Plant & Equipment:
   Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
         Unproved Properties                          598,897           662,765
         Proved Properties                          4,473,113         4,157,016
                                                 ------------      ------------
                                                    5,072,010         4,819,781
      Less - Valuation Allowance and
         Accumulated Depreciation,
         Depletion & Amortization                   3,911,470         3,896,557
                                                 ------------      ------------
                                                    1,160,540           923,224
                                                 ------------      ------------
    Other Property & Equipment, at Cost               337,474           337,474
      Less - Accumulated Depreciation
      & Amortization                                  173,384           165,996
                                                 ------------     -------------
                                                      164,090           171,478
                                                 ------------     -------------
                                                    1,324,630         1,094,702
                                                 ------------     -------------
Other Assets                                          468,805           490,738
                                                 ------------     -------------
                                                 $  8,208,070     $   7,728,848
                                                 ============     =============

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30,     December 31,
                                                     2000              1999
                                                 -------------     ------------
Current Liabilities:
   Accounts Payable                              $     96,212      $     28,504
   Income Taxes Payable                                28,988                 -
    Other Current Liabilities
      Gas Balancing Commitment                         38,839            38,839
      Other                                            26,201            20,439
                                                 ------------     -------------
                                                      190,240            87,782
                                                 ------------     -------------

Dividends Payable                                     138,476           127,008
                                                 ------------     -------------

Stockholders' Equity:
   Common Stock                                        92,368            92,368
   Additional Paid-in Capital                          65,000            65,000
   Retained Earnings                                7,928,612         7,545,405
   Accumulated Other Comprehensive Loss               (14,911)                -
                                                  -----------     -------------
                                                    8,071,069         7,702,773

   Less  - Treasury Stock, at Cost                    191,715           188,715
                                                  -----------     -------------
                                                    7,879,354         7,514,058
                                                  -----------     -------------
                                                  $ 8,208,070     $   7,728,848
                                                  ===========     =============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------  ----------------------
                                       2000      1999       2000        1999
                                     --------  --------  ----------  ----------
Operating Revenues:
  Oil & Gas Sales                    $659,267  $399,231  $1,511,336  $1,074,234
  Lease Bonuses & Other                13,803         -      30,491      40,466
                                     --------  --------  ----------  ----------
                                      673,070   399,231   1,541,827   1,114,700
                                     --------  --------  ----------  ----------
Operating Costs & Expenses:
  Production Costs                    104,906    74,424     264,148     211,778
  Exploration and Development Costs    54,104    97,740     229,374     114,816
  Depreciation, Depletion,
  Amortization and Valuation
  Provisions                           45,440    81,817     137,847     253,439
  General, Administrative &
  Other Expenses                      132,910   145,004     437,916     464,485
                                     --------  --------  ----------  ----------
                                      337,360   398,985   1,069,285   1,044,518
                                     --------  --------  ----------  ----------

  Income From Operations              335,710       246     472,542      70,182
  Other Income, Net                    45,331    36,781     257,498     245,090
                                     --------  --------  ----------  ----------
  Income Before Income Taxes          381,041    37,027     730,040     315,272
  Provision For (Benefit From)
    Income Taxes                       98,787    (9,723)    179,223      53,899
                                     --------  --------  ----------  ----------
  Net Income                         $282,254  $ 46,750  $  550,817  $  261,373
                                     ========  ========  ==========  ==========
  Per Share Data:
   Net Income                        $   1.68  $    .28  $     3.29  $     1.56
   Cash Dividends                    $      -  $      -  $     1.00  $     1.00
                                     ========  ========  ==========  ==========
  Weighted Average
    Shares Outstanding                167,536   167,671     167,585     167,701
                                     ========  ========  ==========  ==========


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                         Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                         2000          1999
                                                     -----------   -----------

Net Cash Provided by Operating Activities            $   745,433   $   304,612
                                                     -----------   -----------
Cash Flows from Investing Activities:
    Sale and Maturity of Available
        for Sale Securities                            3,248,817     4,538,772
    Purchase of Available for Sale Securities         (3,503,340)   (4,659,311)
    Cash Distributions from Equity Investments            12,000        90,345
    Property Dispositions                                 17,823        42,405
    Property Additions                                  (276,895)     (191,305)
                                                     -----------   -----------
    Net Cash Applied to Investing Activities            (501,595)     (179,094)
                                                     -----------   -----------
 Cash Flows from Financing Activities:
    Payments of Dividends                               (156,142)     (158,327)
    Purchase of Treasury Stock                            (3,000)       (1,180)
                                                     -----------   -----------
Net Cash Applied to Financing Activities                (159,142)     (159,507)
                                                     -----------   -----------
Net Change in Cash and Cash Equivalents                   84,696       (33,989)

Cash and Cash Equivalents, Beginning of Period           367,963       339,015
                                                     -----------   -----------
Cash and Cash Equivalents, End of Period             $   452,659   $   305,026
                                                     ===========   ===========

Supplemental Disclosures of Cash Flow
    Information:
    Cash Paid During the Periods For:
        Interest                                     $     7,500   $     7,506
        Income Taxes                                 $         -   $   167,917


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION

         In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - COMPREHENSIVE INCOME

        Total comprehensive income was $310,189 for the three months and $535,906 for the nine months ended September 30, 2000. Total comprehensive income was $46,750 for the three months and $261,373 for the nine months ended September 30, 1999.

Note 3 - UNREALIZED GAIN ON TRADING SECURITIES

        The condensed statement of operations for the period ended September 30, 2000, included unrealized gains on trading securities of $38,609. There were no subsequent sales of trading securities in inventory at September 30, 2000. The fair value of trading securities on hand at September 30, 2000, and still in inventory at October 27, 2000, had declined $25,214.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2000
                                   (Unaudited)


The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 1999, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.  Liquidity and Capital Resources.
    --------------------------------

The Company's cash, cash equivalents and available for sale securities at September 30, 2000, totaled $5,057,164, an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. As disclosed in the condensed statements of cash flow included with the financial statements elsewhere in this 10-QSB, for the nine months ending September 30, 2000, cash provided from operations was $745,433, cash from property dispositions was $17,823, and cash distributions from equity investees was $12,000. This total of $775,256 was $84,696 in excess of the amount required to fund the net increase in available for sale securities, property additions and financing activities. The excess was used to increase cash and cash equivalents.

Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 1999, would not be representative of the Company's current position.

2. Material  Changes in  Results of Operations  Nine Months Ended  September 30,
   -----------------------------------------------------------------------------
   2000 Compared with Nine Months Ended September 30, 1999.
   --------------------------------------------------------

Operating Revenue. Revenues from oil and gas sales increased $437,102 (41%) to $1,511,336. Oil sales increased $164,966 (52%) to $477,725, gas sales increased $261,086 (35%) to $1,013,440 and plant and miscellaneous product sales increased $11,051 (121%) to $20,171.

The $164,966 increase in oil sales was the net result of an increase in the price received as offset by a decline in volume produced. The average unit price per barrel (Bbl) of oil sold increased $13.11 to $28.06 per Bbl resulting in a positive price variance of $223,136. However, the volume of production fell 3,891 Bbls to 17,023 Bbls resulting in a negative volume variance of $58,170. Also, the $261,086 additional gas sales resulted from an increase in price received as offset by a decrease in volume produced. The price per thousand cubic feet (MCF) increased $1.10 to $2.95 per MCF causing a positive price variance of $375,964. The volume of production declined 62,096 MCF to 343,863 MCF for a negative volume variance of $114,878.

For the most part, the decrease in volume of both oil and gas was the result of a normal decline in production.

Operating  Costs and  Expenses.  Production  costs  increased  $52,370  (25%) to
$264,148. To a great extent, the increase was a result of additional gross production taxes. Generally, these state taxes tend to fluctuate with the change in revenues from oil and gas sales.

Exploration and development costs incurred in 2000 were $548,699 of which $229,374 was charged to expense, and the remaining $319,325 recorded as an asset. The foregoing compares to $285,304 incurred in 1999 of which $114,816 was charged to expense, and $170,488 was recorded as an asset. To a significant degree, the additional costs incurred resulted as prospects which had been deferred because of depressed oil and (to a lesser extent) gas prices in 1999 are now being re-evaluated and worked along with new prospects.

Depreciation, depletion, amortization and valuation provisions declined $115,592 (46%) to $137,847. For the most part, the decline was the result of a decrease of $111,247 (64%) in the provision for impairment of undeveloped leaseholds. In 1999, the provision was increased because of accelerated amortization of undeveloped leaseholds that were impaired when testing produced less than anticipated results.

Other Income Net. The net increase of $12,408 (5%) to $257,498 was the result of numerous changes in the components of this line item, the most significant of which will be summarized below. Gain on sale of assets increased $18,042 to $16,913, for the most part, as the result of the sale of condemned undeveloped leaseholds at salvage prices. Interest income increased $26,383 to $190,662 because of an increase in both interest bearing investments and the rate of interest received. The realized and unrealized gains on trading securities declined $17,598 to $19,949. The receipt of a $20,142 settlement with a pipeline company in 1999 was not repeated in 2000.

Provision for Income Taxes. This line item increased $125,324 to $179,223, and the effective tax rate increased to 24.5% in 2000 from 17.1% in 1999. For the most part the provision for income taxes for both 2000 and 1999 was less than the statutory U.S. Federal income tax rate of 35% because of allowable depletion for tax purposes in excess of depletion for financial statements. In 2000, the Company had a calculated deferred tax expense of $74,181 in addition to a calculated current tax expense of $105,042. In 1999, the Company had a calculated current tax expense of $90,174 as offset by a calculated deferred tax benefit of $36,275.

3. Material  Changes in Results of Operations  Three Months Ended  September 30,
   -----------------------------------------------------------------------------
   2000, Compared with Three Months Ended September 30, 1999.
   ----------------------------------------------------------

Operating Revenues. Oil and gas sales increased $260,036 (65%) to $659,267 in 2000. Crude oil sales increased $54,701 (44%) to $179,727 as a result of an increase in average price as partially offset by a decrease in Bbls produced. The average price per Bbl of oil sold in the third quarter increased $10.29 per Bbl to $29.82 resulting in a positive price variance of $62,025. The volume of oil produced declined 375 Bbls to 6,026 Bbls resulting in a negative volume variance of $7,324.

Natural gas sales increased $202,932 (75%) to $473,004, as the net result of a positive price variance of $206,334 as offset by a negative volume variance of $3,402. The positive price variance was the result of an increase in the average price received of $1.65 per MCF to $3.78 per MCF. The negative volume variance resulted because of a 1,597 MCF decline in volume produced to 125,037 MCF.

Other Income, Net. The $8,550 (23%) increase in this line item was the net result of various changes in its components. Gain from sale of assets increased $3,877 to $16,913 and interest income increased $9,417 to $65,810. Also, equity earnings in investees increased $55,392 to $33,823 mostly because of a real estate sale. The above increases were offset by a decline in realized and unrealized gains in trading securities of $60,484 to a loss of $59,111.

Provision for Income Taxes. For the three months ended September 30, 2000, the Company had an estimated provision for income taxes of $98,787 as estimated current tax expense of $70,406 was increased by estimated deferred tax expense of $28,381. For the comparable period in 1999, the Company had an estimated benefit from income tax of $9,723 as an estimated current tax benefit of $18,725 was decreased by a deferred tax expense of $9,002.

There were no additional material changes between the quarters which were not covered in the discussion in Item 2, above for the nine months.

                                     PART II
                                OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibit 27.  Financial Data Schedule

    (b) No reports on Form 8-K were filed by the Registrant for the three months ended September 30, 2000.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  THE RESERVE PETROLEUM COMPANY
                                  ----------------------------------------------
                                  (Registrant)




Date:  November 10, 2000          /s/ Mason McLain
                                  ----------------------------------------------
                                  Mason McLain,
                                  President





Date:  November 10, 2000          /s/  Jerry L. Crow
                                  ----------------------------------------------
                                  Jerry L. Crow
                                  Principal Financial and Accounting Officer