Form 10-K
period 2000-12-31
RESERVE PETROLEUM CO
filed 2001-03-30
CIK 83350

March 26, 2001









Securities & Exchange Commission
Washington, D.C. 20549


Dear Sir:

Forwarded herewith is Form 10K-SB, Annual Report pursuant to Section 13 or 15(d) of the Securities Act of 1934, for the year ended December 31, 2000. No changes were made from 1999 in accounting principles or practices or in the methods of application of those principles or practices.



                                                 Very truly yours,

                                                 THE RESERVE PETROLEUM COMPANY




                                                 /s/Jerry L. Crow
                                                 -----------------
                                                 Jerry L. Crow
                                                 Vice President

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                             ended December 31, 2000
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 0-8157
                          THE RESERVE PETROLEUM COMPANY
                 (Name of small business issuer in its charter)
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

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended December 31, 2000 were $2,385,069. As of March 12, 2001, there were 167,428.73 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates was $3,920,017 as determined by the last reported sale which was January 11, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11 and 12 required by Part III, are incorporated herein by reference to the Company's proxy statement to be mailed to security holders on or about April 20, 2001, in connection with its annual stockholders' meeting to be held on May 22, 2001. Transitional Small Business Disclosure Format (check one) Yes No X

See Exhibit Index on Page 36.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


     Forward Looking Statements............................................   3

PART I

      Item 1.  Description of Business.....................................   4

      Item 2.  Description of Properties...................................   8

      Item 3.  Legal Proceedings...........................................   9

      Item 4.  Submission of Matters to a Vote of Security Holders.........   9

PART II

      Item 5.  Market for Common Equity and Related Stockholder Matters....   10

      Item 6.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   10

      Item 7.  Financial Statements........................................   15

      Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................   36

PART III

      Item  9. Directors, Executive Officers, Promoters and Control
               Persons Compliance with Section 16(a) of the
               Exchange Act................................................   36

      Item 10. Executive Compensation......................................   36

      Item 11. Security Ownership of Certain Beneficial
               Owners and Management.......................................   36

      Item 12. Certain Relationships and Related Transactions..............   36

      Item 13. Exhibits and Reports on Form 8-K............................   36

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

    The Company's future operating results will depend upon management's ability to employ and retain quality employees, generate revenues and control expenses. Any decline in operating revenues without corresponding reduction in operating expenses could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Reserve Petroleum Company undertakes no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2001 and any Current Reports on Form 8-K filed by the Company.


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

Mineral Property Management. The Company owns non-producing mineral interests in approximately 270,641 gross acres equivalent to 93,615 net acres. These mineral interests are located in nine states with 56,925 net acres in the states of Oklahoma and Texas, the area of concentration for the Company in its present development programs.

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. In 2000 $1,238,501(53%) of oil and gas sales were from royalty interests as compared to $869,757 (57%) in 1999. As a result of its mineral ownership, in 2000 the Company had royalty interests in 5 gross (.051 net) wells which were drilled and completed as producing wells. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program. The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with the joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 2000, the Company drilled no development wells.

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

      Exploratory Wells Drilled in 2000 or Budgeted for 2001. The remainder of this section contains some forward-looking information. Please refer to page 3 for a summary of the risks and uncertainties that may affect forward looking information.

The Company has fractional interests in five exploratory prospects on which a total of six test wells were drilled or in process at the end of 2000. An additional nine test wells are budgeted for drilling in 2001. A summary of 2000 exploratory wells drilled and those budgeted for drilling in 2001 follows.

Two exploratory test wells were drilled on a McClain County, Oklahoma, prospect in which the Company has an 18% working interest. Both were completed as oil producers, but the wells have not performed as initially expected. The prospect is under evaluation prior to additional drilling.

An exploratory test well on a second McClain County, Oklahoma prospect in which the Company has a 14% working interest condemned the prospect. No additional drilling is planned.

A Cimarron County, Oklahoma, prospect in which the Company has a 28% working interest in the initial test well was completed as a marginal gas producer. The prospect is a shallow, low cost prospect to drill, but has high operating costs. Favorable gas prices make this a marginally viable prospect. An additional exploratory test well in which the Company will have a 19.6% working interest is scheduled for 2001. The prospect will be evaluated for possible development drilling after the results of this second test well are known.

An exploratory well was drilled on a Woods County, Oklahoma prospect on which the Company is a working interest owner in three producing gas wells. The Company has a 15% working interest in the well which has been completed as a gas producer.

A Garvin County, Oklahoma, exploratory well in which the Company has an 8.9% working interest was in process at year end 2000. It was subsequently completed as a marginal oil well.

The Company has a 10% working interest in an area of interest along the Texas/Oklahoma border in southern Oklahoma covering approximately thirty square miles. A three dimensional seismic program indicated ten possible prospects in the area. Leasing activity is ongoing and two test wells are projected to be drilled in 2001.

Two exploratory test wells are scheduled on a shallow oil prospect in Carter County, Oklahoma, as land problems are cleared and a rig becomes available. The Company has a 20.25% working interest in the prospect.

A Dewey County, Oklahoma, exploratory test well in which the Company has a 17.5% working interest, was spudded in January, 2000. At March 6, 2001 the well was awaiting a completion attempt.

In February 2000, the Company purchased a 20% working interest in a Woods County, Oklahoma prospect. The initial test well will be the re-entry of a well previously drilled. Operations are scheduled to start as soon as a rig becomes available.

The Company has a 21% working interest in an oil prospect in Cimarron County, Oklahoma. The first test well on this prospect is drilling at March 15, 2001.

A Coal County, Oklahoma prospect which was previously deferred because of low oil prices has a test well scheduled for 2001. The Company has an 18% working interest in the prospect.

In addition to the prospects summarized above, the Company elected under Oklahoma pooling orders to participate as a working interest owner in the drilling of wells on two non-producing mineral interest which it owns. The Company has a 10.16% interest in one well to be drilled in Ellis County, Oklahoma and a 1.09% interest in the other well to be drilled in Dewey County, Oklahoma. It is expected both wells will be drilled in the first half of 2001.

Management is always looking for exploratory prospects that meet its risk parameters. As a result, it is possible the Company will participate in the testing of additional prospects prior to year end 2001.

Customers. In 2000, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. The purchases were $327,699 or 14% of total oil and gas sales by one purchaser, and $274,832 or 12% of total oil and gas sales by the other. The Company sells most of its oil and gas on the spot market or has sales contracts that are based on the spot market price. A very minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

Competition. The oil and gas industry is highly competitive in all of its phases. There are numerous circumstances within the industry and related market place that are out of the Company's control including cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the price and extent of importation of foreign oil and gas, the cost of and proximity of pipelines and other transportation facilities, the cost and availability of drilling rigs, regulation by state and Federal authorities and the cost of complying with applicable environmental regulations. The Company is a very minor factor in the industry and must compete with other persons and companies having far greater financial and other resources. The Company's ability to participate in and/or develop viable prospects, and secure the financial participation of other persons or companies in exploratory drilling on these prospects is limited.

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

Other Business.
--------------

At December 31, 2000 the Company had net equity of $196,187 in its 33% limited partner's interest in an Oklahoma limited partnership which was formed in 1978 principally to invest in Oklahoma City real estate. The partnership has constructed an office building in Oklahoma City at a total cost of approximately $2,300,000 (unaudited) for the land and building. The Company has its office in the building under a lease with the partnership. At December 31 2000, the partnership had assets in excess of liabilities of $594,503 (unaudited) and had net income of $87,457 (unaudited) for the year then ended.

The Company has net equity of $137,760 at December 31, 2000, in its 9% interest in an Oklahoma limited liability company (LLC) which owns and is operating two golf courses in the Oklahoma City metropolitan area. The LLC is participating in the development of real estate surrounding both golf courses. The LLC had assets in excess of liabilities of $1,392,639 (unaudited) at December 31, 2000, and net loss of $325,782 (unaudited) for the year then ended.

The Company has a net equity of $60,134 at December 31, 2000 in its 10% interest in an Oklahoma limited liability company which was formed in December 1992 to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. The limited liability company had assets in excess of liabilities of $601,333 (unaudited) at December 31, 2000, and net income of $451,270 (unaudited) for the year then ended.

In December 2000, the Company invested $150,000 for a 25% interest in an Oklahoma limited liability company (LLC) which purchased Oklahoma City metropolitan area real estate to be improved for sale and/or lease. The property was purchased at a total cost of approximately $1,050,000. The LLC had assets in excess of liabilities of $600,000 at December 31, 2000.

Reference is made to Note 7 of the accompanying financial statements for more information about the partnership and limited liability companies.

Employees.
---------

At December 31, 2000, the Company had eight employees, including officers. All the Company's employees devoted a portion of their time to duties with affiliated companies and received compensation directly from those companies during 2000.

Item 2.    Description of Properties.

The Company's principal properties are oil and natural gas properties as described below.

Oil and Natural Gas Operations.
-----------------------------

Oil and Gas Reserves.  Reference is made to the unaudited supplemental financial
information   beginning  on  Page  32  for  working  interest  reserve  quantity information.

Since January 1, 2000, the Company has filed no reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its annual 1999 report on Form 10-KSB and Federal income tax return for the year ended December 31, 1999. Those reserve estimates were identical.

Production. The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2000, 1999 and 1998. Equivalent MCF was developed using approximate relative energy content.

             Royalties                             Working Interests
          ----------------------        ----------------------------------------
             Sales Price                   Sales Price        Average Production
          ----------------------        ------------------
            Oil            Gas            Oil        Gas          Cost per
          Per Bbl        Per MCF        Per Bbl    Per MCF     Equivalent MCF
          -------        -------        -------    -------     -----------------

2000     $27.31           $3.26         $27.59     $ 3.27         $ 1.09
1999     $16.43           $1.94         $17.12     $ 2.12         $  .86
1998     $12.07           $1.86         $17.52     $ 1.91         $  .49



The sales price and average production cost per equivalent MCF as shown in the above schedule are skewed as the result of the 1998 receipt of suspended runs upon the final judgment in favor of the Company in a Texas quiet title action.

At December 31, 2000, the Company had working interests in 67 gross (7.7 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 65 gross (3.8 net) wells producing primarily oil. These interests were in 21,025 gross (2,426 net) producing acres. These wells include 44 gross (.32 net) wells associated with secondary recovery projects.

Thirty-four percent, or 7,844 barrels of the Company's oil production during 2000 was derived from royalty interests in mature West Texas water-floods.

Undeveloped Acreage. The Company's undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company's gross and net acres in each:

                                                        Acreage
                                             -----------------------------------
                                              Gross                Net
                                             -------             ------
Non-producing Mineral Interests              270,641             93,615
Undeveloped Leaseholds                        36,299              9,056

Net Productive and Dry Wells Drilled. The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 1998 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

                                Number of Net Working Interest Wells Drilled
                                -----------------------------------------------
                                   Exploratory                 Development
                               -------------------          -------------------
                               Productive      Dry          Productive     Dry
                               ----------     ----          ----------     ----
2000                              .79         .30                ---        ---
1999                              .30        1.37                ---        ---
1998                               ---        .62                .18        ---

Recent Activities. A Garvin County, Oklahoma, exploratory oil well in which the Company has a 8.9% working interest in process at December 31, 2000, was subsequently completed as a marginal producer. A Dewey County, Oklahoma exploratory gas well in which the Company has a 17.5% working interest was spudded in January, 2001 and at March 6, 2001 was awaiting a decision on the zones to perforate in a completion attempt. A Burleson County, Texas, development oil well was spudded in February 2001, and was subsequently abandoned as a dry hole.

Item 3.    Legal Proceedings.
    There are no material pending legal proceedings affecting the Company or any of its properties.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not Applicable.

                                     PART II


Item 5.    Market for Common Equity  and Related Stockholder Matters.

The Company's stock is traded over the counter in the United States. The following high and low bid information is quoted on the OTC Bulletin Board and the pink sheets OTC Market Data Service. Prices do not include retail markup, markdown or commission.

                                                           Quarterly Ranges
                                                         -----------------------
                   Quarter Ending                        High Bid        Low Bid
                   --------------                        --------        -------

                      03/31/99                            32             30.0625
                      06/30/99                            32             30.0625
                      09/30/99                            36             32
                      12/31/99                            36             36
                      03/31/00                            36             36
                      06/30/00                            36             32.5625
                      09/30/00                            34.5           34
                      12/31/00                            34.25          32

There was limited public trading in the Company's common stock in 2000 and 1999. In 2000, there were 12 brokered trades appearing in the Company's transfer ledger, and in 1999, there were twenty.

At March 15, 2001, the Company had approximately 1472 record holders of its common stock. The Company paid dividends on its common stock in the amount of $1.00 per share in the second quarter of 2000 and 1999. Management intends to review the amount of the annual dividend to be paid in 2001 with the board of directors; however, it intends to recommend a dividend of at least $1.00 per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

Liquidity and Capital Resources.
-------------------------------
The Company had cash, cash equivalents and available for sale securities at December 31, 2000, totaling $5,281,455, an increase of $540,919 (11%) from the 1999 total of $4,740,536. As indicated by the Statements of Cash Flows, the increase was the net result of cash provided by operating activities of $1,169,062 less net cash applied to property additions, equity investments and financing activities of $377,821, $80,000 and $170,322, respectively.

Operating Activities. Cash flows from operating activities increased $950,611 to $1,169,062 in 2000 from $218,451 in 1999. To a great extent, the increase was the result of additional cash received from oil and gas sales of $670,696 plus a reduction in cash paid for income taxes of $205,859. See "Results of Operations," below in this Item 6 for a discussion of the increase in oil and gas sales.

Investing Activities. Net cash applied to investing activities increased $1,015,034 to $1,036,525 in 2000 from $21,491 in 1999. The increase resulted because of a net increase in funds applied to the purchase of available for sale securities of $744,904, net property additions of $99,785 and net increase in equity investments of $170,345.

Available for sale securities are primarily US Treasury Bills or Notes and are used as short-term investments of cash which is not needed immediately. For the most part, cash flows with which these securities are purchased are generated by operating activities. When current cash requirements are greater than the balance of cash and cash equivalents, the additional required cash is drawn from available for sale securities.

Substantially all property and equipment additions are directly related to the Company's oil and gas exploration and development drilling activity. Expenditures for unsuccessful exploratory drilling as well as geological and geophysical costs are included in operating activities. Cash applied to property additions in 2000 included $580,211 classified as investing activities and $250,219 classified as operating activities for a total of $830,430 as compared to a total of $643,680 in 1999. In 2000, property dispositions included $184,141 received from the sale of Oklahoma farm land.

Financing Activities. Net cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2000, cash dividends paid on common stock amounted to $166,582 as compared to $165,932 in 1999. Cash applied to the purchase of treasury stock was $3,740 in 2000 as compared to $2,080 in 1999.

Forward-looking Summary. Refer to page 3 for a summary of the risks and uncertainties that may affect this forward-looking summary. The latest forecast of business to be done in 2001 and beyond indicates the projected activity can be funded from net working capital plus estimated cash flow from operations and other internal sources. As noted above, the Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company's risk parameters become available, or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

Results of Operations.
---------------------
Net income, basic and diluted, increased $2.69 per share to $4.63 per share in 2000 from $1.94 per share in 1999. To a significant degree, the increase in earnings per share was the result of an increase in the price received for the sale of crude oil and natural gas. This price increase will be discussed further in the following paragraphs along with the other material line item changes in the Statements of Operations included in Item 7 of this 10-KSB.

Operating Revenues. Operating revenues increased $811,520 (52%) to $2,385,069 in 2000 from $1,573,549 in 1999. The increase was the result of a $822,299 (54%) increase in oil and gas sales as offset by a $10,779 (26%) decline in lease bonuses and other to $30,491.

The following table presents a price and volume analysis of oil and gas sales from 1999 to 2000. Miscellaneous oil and gas product sales of $26,828 in 2000 and $15,677 in 1999 are not included in the analysis.

                                                   Variance
                                            -------------------
          Production               2000        Price    Volume     1999
          ----------             -------    --------- ---------    ----
          Oil -

          Bbls (000 omitted)         23         ---        (4)       27

          $(000 omitted)        $   641        252        (57)   $   446
          Unit Price            $ 27.41      10.76        ---    $ 16.65
          Gas -
          MCF (000 omitted)         517         ---       (13)       530
          $(000 omitted)        $ 1,687        644        (27)   $ 1,070
          Unit Price            $  3.27       1.25        ---    $  2.02

Revenues from oil sales increased $194,580 (44%) to $640,677 as a result of an increase in the average price per barrel (Bbl) as partially offset by a decline in Bbls produced. The average unit price of oil sales increased $10.76 per Bbl to $27.41 per Bbl creating a positive price variance totaling $251,395. The volume of oil produced declined 3,412 Bbls (13%) to 23,377 Bbls resulting in a negative volume variance of $56,815.

Revenues from natural gas sales increased $616,567 (58%) to $1,687,073 in 2000 from $1,070,506 in 1999. A positive price variance of $643,964 resulted because the average price per thousand cubic feet (MCF) increased $1.25 to $3.27 in 2000 from $2.02 in 1999. The positive price variance was offset $27,397 by a negative volume variance as production declined 13,563 MCF (3%) to 516,574 MCF in 2000 from 530,137 MCF in 1999.

For both oil and gas, the price increase was the result of an increase in the spot market prices upon which most of the Company's oil and gas sales are based. The decrease in volume of production occurred because new production which came on line in 2000 was not sufficient to replace the production lost to the normal decline of more mature producing properties.

Operating Costs and Expenses. Operating costs and expenses increased $79,304 (5%) to $1,682,660 in 2000, from $1,603,356 in 1999. The $79,304 increase was the net result of an $81,757 (27%) increase in production costs and a $67,961 (22%) increase in depreciation, depletion, amortization and valuation provisions (DD&A) as reduced by a decline of $39,291 (12%) in exploration costs and a decline of $31,123 (5%) in general, administrative and other expenses (G&A). The material components of these line items will be discussed below.

      Production costs. The $81,757 additional costs were the result of a $45,474 (26%) increase in lease operating expense to $223,131 and a $59,714 (87%) increase in gross production tax to $128,380 as offset by a $23,437 (44%) decline in transportation and compression costs to $29,346. The $45,474 increase in lease operating expense was, to a great extent, the result of about $28,000 related to new working interest wells which first produced in 2000, and approximately $17,000 of additional expense on older, high maintenance properties. Gross production taxes are state taxes which are calculated as a percentage of gross proceeds from the sale of products from each property.
Therefore, they tend to fluctuate with the change in the dollar amount of revenues from oil and gas sales. Transportation costs, which are based on volumes, declined in 2000 because of the reduced volumes of product transported.

      Exploration Expense. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling are capitalized. Total costs of exploration, inclusive of geological and geophysical costs, were $829,633 in 2000 and $542,447 in 1999. Cost charged to operations were $293,935 in 2000 and $333,226 in 1999, inclusive of geological and geophysical costs of $149,719 in 2000 and $84,650 in 1999.

      Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components are the provision for impairment of non-producing leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment was $94,321 in 2000 and $198,047 in 1999.

As discussed in Note 10, to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Reviews were performed in both 2000 and 1999, resulting in the recognition of an impairment loss of $91,595 in 2000. No impairment loss was required in 1999.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provisions for depletion and depreciation totaled $187,314 in 2000 and $110,749 in 1999. The $76,565 (69%) increase occurred mostly because of depreciation and depletion on new wells which first produced in 2000.

      General, Administrative and Other Expenses (G&A). G&A declined $31,123 (5%) to $624,787. The most significant individual change was a drop in Texas franchise tax of $15,803 to $7,509 resulting from reduced Texas revenue in 1999, the year upon which the tax is based.

Equity Earnings in Investees. This line item declined $27,666 (48%) to $30,029. To a significant degree, the decline was the result of Millennium Golf Properties, LLC's loan service costs and renovation costs related to a golf course purchased in 1999. See Note 7, to the financial statements for additional information.

Other Income, Net. This line item consists of interest and other investment income as offset by investment losses and various other non-operating income and expense. Other income, net decreased $53,725 (16%) to $277,620 in 2000. The most significant items contributing to this decrease were a $270,790 decline in realized and unrealized gain/loss from trading securities to a net loss of $166,895 in 2000, and decline in pipe-line settlements of $20,142. The above declines were offset by an increase in gain from asset sales totaling $195,265 ($177,364 of which was gain from sale of Oklahoma farm land), and increased interest income of $51,800 mostly because of an increase in the amount of available for sale securities as well as an increase in the related rate of return.

Provisions for Income Taxes. In 2000, the Company had a calculated provision for income tax of $233,696 as the current tax expense of $186,522 was increased by a deferred tax expense of $47,174. In 1999, a calculated provision for income tax of $34,386 resulted because the current tax expense of $72,622 exceeded a deferred tax benefit of $38,236. See Note 6 to the accompanying financial statements for an analysis of the various components of income taxes for both 2000 and 1999.

Factors Affecting Future Operations. Refer to Page 3 for a summary of the risks and uncertainties that may affect this forward-looking summary.

Revenues from oil and gas sales in 2001 could range upward as much as 20% from sales in 2000. March, 2001 prices suggest an increase in the average unit price of natural gas for 2001 will be negated somewhat by a decline in the average unit price of oil. Also, the volumes of both crude oil and natural gas produced should continue a normal decline unless supplemented by production from discoveries in 2001 thus further negating any increase in the average unit price of gas.

Exclusive of exploration costs, operating costs and expenses for 2001 should not change in excess of 10% (plus or minus) from 2000. However, as discussed above, operating costs can vary significantly with a change in oil and gas revenues and the quantity and quality of working interest wells. Currently budgeted exploration costs for 2001 are about 17% less than actual expenditures for 2000, but prospects may be added or deleted as the year progresses. Also, as discussed above, whether exploration costs are expensed or capitalized is dependent upon the results of prospect testing.

Several factors suggest a moderate to large decline in other income, net for 2001. A rural real estate sale which produced income of about $170,000 in 2000 is not likely to be duplicated in 2001. Also, interest rates on short-term investments have declined since year end 2000, and as of March 15, 2001, the markets for trading securities are down substantially.

Item 7.   Financial Statements.


          Index to Financial Statements.

                                                                            Page
                                                                            ----

          Report of Independent Certified Public Accountants -
          Grant Thornton LLP                                                  16

          Balance Sheets - December 31, 2000 and 1999                         17

          Statements of Operations - Years Ended December 31, 2000 and 1999   19

          Statement of Stockholders' Equity - December 31, 2000 and 1999      20

          Statements of Cash Flows - Years Ended December 31, 2000 and 1999   21

          Notes to Financial Statements                                       23

          Unaudited Supplemental Financial Information                        31

               Report of Independent Certified Public Accountants






Board of Directors
The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.








GRANT THORNTON LLP

Oklahoma City, Oklahoma
March  9, 2001

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                December 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------      -------
Current Assets:
    Cash and Cash Equivalents (Note 2)                  $  330,178   $   367,963
    Available for Sale Securities  (Notes 2 & 5)         4,951,277     4,372,573
    Trading Securities (Notes 2 & 5)                       400,371       562,176
    Receivables                                            443,933       256,647
    Refundable Income Taxes                                   ----        75,964
    Prepayments & Deferred Income Taxes                      5,625        58,735
                                                         ---------    ----------
                                                         6,131,384     5,694,058
                                                         ---------    ----------
Investments:
   Partnership and Limited
     Liability Companies (Notes  2 & 7)                     544,081      430,302
   Other                                                     15,298       19,048
                                                         ----------   ----------
                                                            559,379      449,350
                                                         ----------   ----------
Property, Plant & Equipment (Notes 2 & 10):
   Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
         Unproved Properties                                531,093      662,765
         Proved Properties                                4,561,075    4,157,016
                                                         ----------   ----------
                                                          5,092,168    4,819,781
      Less - Valuation Allowance and Accumulated
         Depreciation, Depletion & Amortization           3,959,762    3,896,557
                                                         ----------   ----------
                                                          1,132,406      923,224
                                                         ----------   ----------
    Other Property & Equipment, at Cost                     330,490      337,474
      Less - Accumulated Depreciation & Amortization        175,846      165,996
                                                         ----------   ----------
                                                            154,644      171,478
                                                         ----------   ----------
                                                          1,287,050    1,094,702
                                                         ----------   ----------
Other Assets                                                494,868      490,738
                                                         ----------   ----------
                                                         $8,472,681   $7,728,848
                                                         ==========   ==========
(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

(concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                December 31,
                                                        ------------------------
                                                             2000         1999
                                                        ----------    ----------
Current Liabilities:
   Accounts Payable                                     $   41,321   $    28,504
   Income Taxes Payable                                    118,500          ----
   Other Current Liabilities -
      Gas Balancing Commitment                              35,111        38,839
      Deferred Income Taxes and Other                       30,641        20,439
                                                        ----------    ----------
                                                           225,573        87,782
                                                        ----------    ----------

Dividends Payable (Note 3)                                 128,037       127,008
                                                        ----------    ----------


Commitments & Contingencies (Note 7)

Stockholders' Equity (Notes 3 & 4)
   Common Stock                                             92,368        92,368
   Additional Paid-in Capital                               65,000        65,000
   Retained Earnings                                     8,154,158     7,545,405
                                                        ----------    ----------
                                                         8,311,526     7,702,773

   Less  - Treasury Stock, at Cost                         192,455       188,715
                                                        ----------    ----------
                                                         8,119,071     7,514,058
                                                        ----------    ----------
                                                       $ 8,472,681   $ 7,728,848
                                                        ==========    ==========


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS


                                                        Year Ended December 31,
                                                   -----------------------------
                                                       2000             1999
                                                   -----------      ------------
Operating Revenues:
   Oil & Gas Sales                                 $ 2,354,578      $ 1,532,279
   Lease Bonuses & Other                                30,491           41,270
                                                   -----------      ------------
                                                     2,385,069        1,573,549
                                                   -----------      ------------
Operating Costs and Expenses:
    Production                                         380,857          299,100
    Exploration                                        293,935          333,226
    Depreciation, Depletion, Amortization
        & Valuation Provisions                         383,081          315,120
    General, Administrative and Other                  624,787          655,910
                                                    ----------      ------------
                                                     1,682,660        1,603,356
                                                    ----------      ------------
Income (Loss)  from Operations                         702,409          (29,807)

Equity Earnings in Investees                            30,029           57,695

Other Income, Net                                      277,620          331,345
                                                    ----------      ------------
Income before Income Taxes                           1,010,058          359,233

Provisions for Income Taxes  (Notes 2 & 6)             233,696           34,386
                                                    ----------      ------------
Net Income                                         $   776,362      $   324,847
                                                    ==========      ============
Per Share Data (Note 2):

    Net Income, Basic and Diluted                  $      4.63      $      1.94
                                                    ==========      ============
    Cash Dividends                                 $      1.00      $      1.00
                                                    ==========      ============
Weighted Average Shares Outstanding,
  Basic and Diluted                                    167,551          167,693
                                                    ==========      ============
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2000





                                                           Additional
                                       Common    Paid-in   Retained    Treasury
                                        Stock    Capital   Earnings      Stock
                                      --------   -------   ----------  ---------

 Balance at    January 1, 1999        $ 92,368  $ 65,000  $7,388,288  $(186,635)

   Net Income                             ----      ----     324,847       ----

   Cash Dividends on Common Stock         ----      ----    (167,730)      ----

   Purchase of Treasury Stock             ----      ----        ----     (2,080)
                                      --------   -------   ----------  ---------
Balance at December 31, 1999            92,368    65,000   7,545,405   (188,715)

   Net Income                             ----      ----     776,362       ----

   Cash Dividends on Common Stock         ----      ----    (167,609)      ----

   Purchase of Treasury Stock             ----      ----        ----     (3,740)
                                      --------   -------   ----------  ---------

Balance at December 31, 2000          $ 92,368  $ 65,000  $8,154,158  $(192,455)
                                      ========   =======   =========   =========


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                        Year Ended December 31,
                                                    ----------------------------
                                                        2000               1999
                                                    ----------       -----------
Cash Flows from Operating Activities:
  Cash Received-
    Oil and Gas Sales                              $ 2,158,134       $1,487,438
    Lease Bonuses and Rentals                           30,490           41,270
    Agricultural Rentals & Other                         1,620           24,407
  Cash Paid-
    Production Costs                                  (369,882)        (297,946)
    Exploration Costs                                 (250,219)        (323,080)
    General Suppliers, Employees and Taxes,
      Other than Income                               (669,493)        (679,742)
  Interest Received                                    267,639          174,901
  Interest Paid                                         (7,838)         (11,293)
  Dividends Received on Trading
    Securities                                           5,759            7,926
  Purchase of Trading Securities                    (1,171,151)      (2,133,596)
  Sale of Trading Securities                         1,166,061        2,126,083
  Income Taxes Refunded (Paid)                           7,942         (197,917)
                                                    ----------       -----------
    Net Cash Provided by Operating
      Activities                                     1,169,062          218,451
                                                    ----------       -----------

Cash Flows from Investing Activities:
  Sale and Maturity of Available for
      Sale Securities                                4,897,822        6,271,431
  Purchase of Available for Sale Securities         (5,476,526)      (6,105,231)
  Property Dispositions                                202,390           42,564
  Property Additions                                  (580,211)        (320,600)
  Cash Distributions from Equity Investment             70,000           90,345
  Cash Paid for Equity Investments                    (150,000)            ----
                                                    ----------       -----------
     Net Cash Applied to Investing Activities      $(1,036,525)      $  (21,491)
                                                    ----------       -----------


(Continued)

See Accompanying Notes

(Concluded)

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                        Year Ended December 31,
                                                    ----------------------------
                                                      2000               1999
                                                    ---------         ----------
Cash Flows Applied to Financing Activities:
  Dividends Paid to Shareholders                   $ (166,582)       $ (165,932)
  Purchase of Treasury Stock                           (3,740)           (2,080)
                                                    ---------         ----------
    Total Cash Applied to Financing  Activities      (170,322)         (168,012)
                                                    ---------         ----------
Net Change in Cash and Cash Equivalents               (37,785)           28,948

Cash and Cash Equivalents at Beginning of Year        367,963           339,015
                                                    ---------         ----------
Cash and Cash Equivalents at End of Year           $  330,178        $  367,963
                                                    =========         ==========
Reconciliation of Net Income to Net
    Cash Provided by Operating Activities:
Net Income                                         $  776,362        $  324,847

Net Income Increased (Decreased) by -
    Net Change in -
      Unrealized Holding (Gains) Losses
            on Trading Securities                      97,404           (39,148)
      Accounts Receivable                            (191,570)          (45,279)
      Interest and Dividends Receivable                (6,807)          (47,745)
      Income Taxes Refundable/Payable                 194,464          (125,295)
      Accounts Payable                                  1,400             4,751
      Trading Securities                               64,400           (72,260)
      Cash Value of Officers' Life Insurance          (24,759)          (17,052)
      Prepayments                                      53,110           (53,110)
      Deferred Taxes                                   47,174           (38,236)
      Gas Balancing Liabilities                        (3,728)           (2,571)
    Equity Earnings in Investees                      (30,029)          (57,696)
    Disposition of Property & Equipment              (191,440)           72,125
    Depreciation, Depletion, Amortization
      and Valuation Provisions                        383,081           315,120
                                                    ---------         ----------
Net Cash Provided by Operating Activities          $1,169,062        $  218,451
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

      Trading securities, which consist primarily of equity securities, are carried at fair value with unrealized gains and losses included in operations.

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

      Concentrations of Credit Risk and Major Customers
      -------------------------------------------------

      The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas and Oklahoma. The Company had two purchasers in both 2000 and 1999 whose purchases were in excess of 10% of total oil and gas sales. In 2000, the purchases were $327,699 or 14% of total oil and gas sales by one purchaser, and $274,832 or 12% of total oil and gas sales by the other. In 1999, the purchases were $277,667, or 18%, by one purchaser, and $177,582, or 12% by the other.

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

Note 4 - COMMON STOCK
         ------------

      The following table summarizes the changes in common stock issued and outstanding:

                                                    Shares of
                                     Shares         Treasury           Shares
                                     Issued         Stock            Outstanding
                                   ---------       ----------        -----------


     January 1, 1999, $.50
     par value stock, 400,000
     shares authorized             184,735.28      17,005.55         167,729.73

     Purchase of stock                  ----          104.00            (104.00)
                                   ----------      ----------        -----------

     December 31, 1999, $.50
     par value stock, 400,000
     shares authorized             184,735.28      17,109.55         167,625.73

     Purchase of stock                   ----         187.00            (187.00)
                                   ----------      ---------         -----------

     December 31,  2000, $.50
     par value stock, 400,000
     Shares authorized             184,735.28      17,296.55         167,438.73
                                   ==========      =========         ==========


Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES
         -----------------------------------------

    At December 31, 2000 and 1999, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not required. The available for sale securities by contractual maturity are as follows:

               Due within one year or less                    $    4,951,277
                                                                  ==========

    In 2000 and 1999 there were no sales of securities prior to maturity.

    As to the trading securities held at year end, trading gains (losses) included in earnings were ($93,290) in 2000 and $39,148 for 1999.

Note 6 - INCOME TAXES
         ------------
      Components of deferred taxes follow:

                                                               December 31,
                                                   -----------------------------
                                                      2000                1999
                                                   ---------            --------
      Assets
         Leasehold Costs                          $  192,880         $  197,533
         Gas Balancing Receivable                     52,379             52,379
         Equity Investments                            4,554               ----
         Long-Lived Asset Impairment                 105,984             94,870
         Marketable Securities                        27,199               ----
                                                   ---------            --------
                                                     382,996            344,782
         Valuation Allowance                            ----               ----
                                                   ---------            --------
                                                     382,996            344,782
                                                   ---------            --------
      Liabilities
         Receivables                                  42,840               ----
         Marketable Securities                          ----              5,440
         Intangible Development Costs                247,532            199,545
                                                   ---------            --------
                                                     290,372            204,985
                                                   ---------            --------

      Net Deferred Tax Asset                      $   92,624          $ 139,797
                                                   =========            ========
      Change in Valuation Allowance for the Year  $     ----          $    ----
                                                   =========            ========

      The following table summarizes the current and deferred portions of income tax expense.

                                                        Year Ended December 31,
                                                      --------------------------
                                                        2000              1999
                                                      -------           --------
      Current Tax Expense:
         Federal                                    $ 186,522         $  72,622
         State                                           ----              ----
                                                      -------           --------
                                                      186,522            72,622
      Deferred  Provision (Benefit)                    47,174           (38,236)
                                                      -------           --------
      Total Provision                               $ 233,696         $  34,386
                                                      =======           ========

    The total provision for income tax expressed as a percentage of income before income tax was 23% in 2000 and 10% in 1999. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 2000 and 1999 to income before income tax as summarized in the following reconciliation:


                                                        Year Ended December 31,
                                                    ----------------------------
                                                      2000                1999
                                                    ---------           --------
    Computed Federal Tax
        Provision                                   $ 353,520         $ 125,732
    Increase (Decrease) in Tax  From:
        Allowable Depletion in Excess of Basis       (103,681)          (78,477)

        Non-conventional Fuel Credit                   (7,861)           (6,453)
        Corporate Graduated Tax Rate
           Structure                                   (6,294)           (7,384)
        Dividend Received Deduction                    (1,411)           (1,207)
        Other                                            (577)            2,175
                                                    ----------          --------
        Provision for   Income Tax                  $ 233,696         $  34,386
                                                    ==========          ========
        Effective Tax Rate                                 23%               10%
                                                    ==========          ========

Note 7 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES
         --------------------------------------------------------------

       The Company has a 33% interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership). The Partnership had assets in excess of liabilities of $594,503 and $532,047, at December 31, 2000 and 1999, respectively, and its net income for the periods then ended was $87,457 and $79,066.

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

       The office building is financed by a mortgage loan with a balance of $461,776 at December 31, 2000. The loan matures in 2002 with interest at New York prime rate. The loan is collateralized by a first mortgage on the land and building, and the assignment of leases and rents.

       The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense was $26,353 for each of the years ended December 31, 2000 and 1999.

       The Company has a 9% interest in Millennium Golf Properties, LLC (Millennium), an Oklahoma limited liability company. Millennium owns and operates two Oklahoma City area golf courses, Coffee Creek Golf Course and River Oaks Golf Course. It is also involved in real estate development around each golf course. River Oaks Golf Course, purchased in 1999, has been extensively renovated. The River Oaks purchase, renovations and related real estate development are financed by loans collateralized by the land and buildings of both Coffee Creek and River Oaks. The loans totaled $3,459,817 at December 31, 2000. At December 31, 2000, the Company's net equity in Millennium was $137,760 as compared to $166,177 at December 31, 1999.

       In December, 1992, the Company invested $90,000 for a 10% interest in OKC Industrial Properties, L.L.C., an Oklahoma limited liability company, which was formed to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. At December 31, 2000, the Company's net equity in the limited liability company was $60,134, compared to $73,007 at December 31, 1999.

       In December, 2000, the Company invested $150,000 for a 25% interest in JAR Investment, LLC, an Oklahoma limited liability company. The LLC purchased Oklahoma City metropolitan area real estate to be improved for sale and/or lease. The purchase price of $1,050,000 was financed by a $550,000 variable rate mortgage loan with the initial rate at 8.5% and the LLC's initial capital contributions of $600,000 towards the initial purchase price, closing costs and interest maintenance reserve. The Company signed a guaranty agreement limited to 25% of the outstanding principal balance and interest owed on the loan.

Note 8 - COSTS INCURRED  IN OIL AND GAS  PROPERTY ACQUISITION,  EXPLORATION, AND
         -----------------------------------------------------------------------
         DEVELOPMENT ACTIVITIES
         ----------------------

      All of the Company's oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

                                                        Year Ended December 31,
                                                    ----------------------------
                                                       2000               1999
                                                    ---------          ---------
      Acquisition of Properties
           Unproved                                 $ 189,410          $ 197,993

           Proved                                   $    ----          $    ----

      Exploration Costs                             $ 640,223          $ 344,454

      Development Costs                             $   8,281          $  25,065


Note 9 - FINANCIAL INSTRUMENTS
         ---------------------

      The following table includes various estimated fair value information as of December 31, 2000 and 1999, which pertains to the Company's financial instruments and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

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

      4.       Dividends Payable
               -----------------
      Due to the uncertainty regarding when such amounts will be paid, it is not practicable to estimate fair value.




    The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                           2000                      1999
                                     --------------------  ---------------------
                                     Carrying  Estimated   Carrying   Estimated
                                      Amount   Fair Value   Amount    Fair Value
                                     --------  ----------  --------   ----------

    Financial Assets
      Cash and Cash Equivalents     $  330,178 $  330,178 $  367,963  $  367,963
      Available for Sale Securities  4,951,277  4,951,277  4,372,573   4,372,573
      Trading Securities               400,371    400,371    562,176     562,176
    Financial Liabilities
      Dividends Payable for which
      it is not practicable to
      estimate fair value             (143,037)      N/A    (142,008)       N/A

Note 10 -  LONG-LIVED ASSETS IMPAIRMENT LOSS
           ---------------------------------

    Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $91,595 for the year ended December 31, 2000, are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions. No impairment losses were required for 1999.

                  UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                                                         SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                   (Unaudited)

                                                       Years Ended December 31,
                                                    ---------------------------
                                                       2000              1999
                                                    ---------         ----------
Oil & Natural Gas Liquids (Bbls)

    Proved Developed and
      Undeveloped Reserves
        Beginning of Year                              29,021            37,803

        Revisions of Previous Estimates                   717              (221)

        Extensions and Discoveries                      8,318              ----

        Production                                     (7,877)           (8,561)

        Sale of Reserves in Place                        ----              ----
                                                    ---------         ----------
        End of Year                                    30,179            29,021
                                                    =========         ==========
    Proved Developed Reserves
        Beginning of Year                              29,021            37,803

        End of Year                                    30,179            29,021
Gas (MCF)
    Proved Developed and Undeveloped Reserves
        Beginning of Year                           1,404,458         1,567,726

        Revisions of Previous Estimates                75,445            38,719

        Extensions and Discoveries                    139,715            34,348

        Production                                   (266,491)         (236,335)

        Sale of Reserves in Place                        ----              ----
                                                    ---------         ----------
        End of Year                                 1,353,127         1,404,458
                                                    =========         ==========
    Proved Developed Reserves
        Beginning of Year                           1,404,458         1,567,726

        End of Year                                 1,353,127         1,404,458


(continued)
 See notes on next page

                                                         SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                   (Unaudited)


(Concluded)


Notes    1.  Estimates of  royalty  interests  reserves  have not  been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 15,500 Bbls of oil and 250,082 MCF of gas for the year ended December 31, 2000, and 18,229 Bbls of oil and 293,739 MCF of gas for the year ended December 31, 1999.

         2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 2000 and 1999. All reserves are located within the United States.

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

                                                         SUPPLEMENTAL SCHEDULE 2




                          THE RESERVE PETROLEUM COMPANY
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                      RELATING TO PROVED WORKING INTERESTS
                              OIL AND GAS RESERVES
                                   (Unaudited)



                                                            At December 31,
                                                    ----------------------------
                                                       2000             1999
                                                    -----------    -------------

Future Cash Inflows                                 $ 8,672,165     $ 3,615,463

Future Production and
    Development Costs                                (1,812,991)     (1,231,489)

Future Income Tax Expense                            (2,003,370)       (661,948)
                                                    ------------    ------------
Future Net Cash Flows                                 4,855,804       1,722,026
    10% Annual Discount for
    Estimated Timing of Cash Flows                   (1,479,373)      (487,526)
                                                    ------------    ------------
Standardized Measure of Discounted
    Future Net Cash Flows                           $ 3,376,431     $ 1,234,500
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

                                                         SUPPLEMENTAL SCHEDULE 3


                          THE RESERVE PETROLEUM COMPANY
              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
         NET CASH FLOW FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                   (Unaudited)



                                                      Year Ended December 31,
                                                  ------------------------------
                                                       2000               1999
                                                  ------------      ------------
Standardized Measure,
    Beginning of Year                             $ 1,234,500       $ 1,186,328

    Sales and Transfers, Net of
      Production Costs                               (717,451)         (399,792)

    Net Change in Sales and Transfer
      Prices, Net of Production Costs               3,050,318           257,559

    Extensions, Discoveries and Improved
      Recoveries, Net of Future Production
      and Development Costs                           475,155            22,983

    Revisions of Quantity Estimates                   296,938            40,400

    Accretion of Discount                             170,912           167,537

    Net Change in Income Taxes                       (918,326)           14,425

    Changes in Production Rates
      (Timing) and Other                             (215,615)          (54,940)
                                                  ------------      ------------
Standardized Measure,
    End of Year                                   $ 3,376,431       $ 1,234,500
                                                  ============      ============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable


                                    PART III


Items 9, 10, 11, and 12 are incorporated by reference to the Company's proxy statement to be mailed to security holders on or about April 20, 2001 in connection with its annual stockholders' meeting to be held on May 22, 2001.

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

   3.2      Amended as of November 14,
            2000By-Laws dated November 1,
            1988                          10-KSB (12/00)      3.2(a)         38

   3.2      Resolution Amending By-Laws   10-KSB (12/00)      3.2(b)         48
            November 14,  2000




 (b).   Reports on Form 8-K.

        A report on Form 8-K dated November 14, 2000, was filed with the Securities and Exchange Commission during the last quarter covered by this Form 10-KSB. Disclosures were reported under Item 5, Other Events. No financial statements were filed.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE RESERVE PETROLEUM COMPANY
                                                    (Registrant)



                                               /s/ Mason W. McLain
                                               ---------------------------------
                                            By:Mason W. McLain, President
                                              (Principal Executive Officer)




                                               /s/ Jerry L. Crow
                                               ---------------------------------
                                            By:Jerry L. Crow, 2nd Vice President
                                    (Principal Financial and Accounting Officer)


Date:  March 26, 2001




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Mason W. McLain                                /s/Jerry L. Crow
--------------------------                         -----------------------------
Mason W. McLain (Director)                         Jerry L. Crow (Director)
March 26,  2001                                    March 26, 2001



/s/ Robert L. Savage                              /s/  William M. Smith
--------------------------                        ------------------------------
Robert L. Savage (Director)                         William M. Smith  (Director)
March 26, 2001                                      March 26, 2001

                                   EXHIBIT 3.2(a)
                          THE RESERVE PETROLEUM COMPANY
                                 RESTATED BYLAWS

                          AS AMENDED NOVEMBER 14, 2000



               These Restated Bylaws only restate and integrate and do not further amend the Bylaws of this corporation as heretofore amended or supplemented and there is no discrepancy between those provisions and the provisions of these Restated Bylaws.

                                    ARTICLE I

                                     OFFICES

           Section 1. The registered office shall be in the City of Wilmington, County of New Castle, State of Delaware.

               Section 2. The corporation may also have offices in such other places both within and without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II

                             MEETING OF STOCKHOLDERS

               Section 1. All meetings of the stockholders for the election of directors or for the conduct of other business shall be held in the offices of The Reserve Petroleum Company, in the City of Oklahoma City, State of Oklahoma, or at such other place either .within or without the State of Delaware as shall be designated from time to time by the board of directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

               Section 2. Annual meetings of stockholders, shall be held on the fourth Tuesday of May if not a legal holiday, and if a legal holiday, then on the next secular day following, at 3:00 p.m., or at such other date and time as shall be designated from time to time by the board of directors and stated in the notice of the meeting, at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.

               Section 3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting.

               Section 4. The officer who has charge of the stock ledger if the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder.

               Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten days prior to the meeting, at the offices of The Reserve Petroleum Company, in the City of Oklahoma City, State of Oklahoma. The list shall also be produce and kept at the place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

               Section 5. Special meetings of the stockholders, for any purpose, or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the chairman of the board or the president and shall be called by the chairman of the board, president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

               Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than thirty days before the date of the meeting to each stockholder entitled to vote at such meeting.

               Section 7. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting, at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally called. If the adjournment is for more than thirty days, or if a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting

               Section 8. Upon adjournment of a meeting for lack of a quorum, if notice of such adjourned meeting is sent to the stockholders entitled to receive the same, containing a statement of the purpose of the meeting and that the previous meeting failed for lack of a quorum and specifying that pursuant to this Section it is proposed to hold the adjourned meeting with a quorum of those present, then any number of stockholders, in person or by proxy, shall constitute a quorum at such meeting, unless otherwise provided by statute.

               Section 9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question.

               Section 10. Each stockholder entitled to vote at every meeting, as provided in Section 5 of Article VI of these Bylaws, shall be entitled to vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after one year from its date, unless the proxy provides for a longer period.

               Section 11. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken for or in connection with any corporate action, by any provision of the statutes, the meeting and vote of stockholders may be dispensed with if all the stockholders who would have been entitled to vote upon the action if such meeting were held shall consent in writing to such corporate action being taken; or if the certificate of incorporation authorizes the action to be taken with the written consent of the holders of less than all of the stock who would have been entitled to vote upon the action if a meeting were held, then on the written consent of the stockholders having not less than such percentage of the number of votes as may be authorized in the certificate of incorporation; provided that in no case shall the written consent be by the holders of stock having less than the minimum percentage of the vote required by statute for the proposed corporate action, and provided that prompt notice must be given to all stockholders of the taking of corporate action without a meeting and by less than unanimous written consent.

                                   ARTICLE III

                                    DIRECTORS

               Section 1. The number of directors which shall constitute the whole board shall be not less than three (3) nor more than fifteen (15). The number of directors shall be determined by resolution of the board of directors, subject to change by the stockholders at the annual meeting. The directors shall be elected at the annual meeting of the stockholders, except as provided in
Section 2 of this Article, and each director elected shall hold office until his successor is elected and qualified. The board of directors by vote of the majority of the whole board, may, between annual meetings of stockholders, increase the membership of the board by not more than four members and by like vote appoint qualified persons to fill the vacancies created thereby. Directors need not be stockholders.

               Section 2. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and election and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no directors in office, then an election of directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created directorship, the directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), and Court of Chancery of Delaware may, upon application of any stockholder or stockholders holding at least ten percent of the total number of the shares at the time outstanding having the right to vote for such directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the directors chosen by the directors then in office.

               Section 3. The business of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these Restated Bylaws directed or required to be exercised or done by the stockholders.

                       MEETINGS OF THE BOARD OF DIRECTORS

               Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

               Section 5. The first meeting of each newly elected board of directors shall be held without notice immediately after, and at the same place as, the annual meeting of the stockholders for the purpose of organization of the board, the election of officers, and the transaction of such other business as may properly come before the meeting, provided a quorum shall be present. In the event such meeting is not held at the time and place above fixed, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver, signed by all of the directors.

               Section 6. Regular meetings of the board of directors may be held without notice at such time and at such place as shall from time to time be determined by the board. Absent action by the board of directors, a regular meeting of the board of directors shall be held on the second Tuesday in November at 3:00 p.m.

               Section 7. Special meetings of the board may be called by the chairman of the board or the president on three days' notice to each director, either personally or by mail or by telegram; special meetings shall be called by the chairman of the board, the president or secretary in like manner and on like notice on the written request of two directors.

               Section 8. At all meetings of the board not less than one-half of the total number of directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the board of directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

               Section 9. Unless otherwise restricted by the Certificate of incorporation or these Restated Bylaws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed, with the minutes of proceedings of the board or committee.

                             COMMITTEES OF DIRECTORS

               Section 10. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of two or more directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; provided, however, that in the absence or disqualification of any member of such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

               Section 11. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

                            COMPENSATION OF DIRECTORS

               Section 12. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director as determined by the board. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed compensation as determined by the board for attending committee meetings.

                                   ARTICLE IV

                                     NOTICES

               Section 1. Whenever, under the provisions of the statutes or of the certificate of incorporation or of these Restated Bylaws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to directors may also be given by telegram.

               Section 2. Whenever any notice is required to be given Under the provisions of the statutes or of the certificate of incorporation or of these Restated Bylaws, a waiver thereof in writing signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                    ARTICLE V

                                    OFFICERS

               Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a chairman of the board, a president, a vice president, a secretary and a treasurer. The board of directors may also choose such additional vice presidents, as in the opinion of the board the business of the corporation requires, and one or more assistant secretaries and assistant treasurers. The chairman of the board and the president need not be stockholders, but shall be directors of the corporation. The vice president, secretary, treasurer, and such other officers as may be elected or appointed need not be stockholders or directors of the corporation. Any number of offices may be held by the same person, unless the certificate of incorporation or these Restated Bylaws otherwise provide.

               Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a chairman, a president, a secretary, a treasurer and, at its option, one or more vice presidents.

               Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

               Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

               Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.

                            THE CHAIRMAN OF THE BOARD

               Section 6. The chairman of the board shall preside at all meetings of the board of directors and the stockholders and shall perform such other duties as may be prescribed from time to time by the board of directors.

                                  THE PRESIDENT

               Section 7. The president shall be the chief executive officer of the corporation and shall have the general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation. In the absence of the chairman, or in the event of his inability or refusal to act, he shall perform the duties of chairman. The president shall perform such other duties and have such other powers as may be prescribed from time to time by the board of directors or these Restated Bylaws.

                               THE VICE PRESIDENTS

               Section 8. In the absence of the chairman and the president, or in the event of their inability or refusal to act, the vice president (or in the event there be more than one vice president, the vice presidents in the order designated, or in the absence of any designation, then in the order of election) shall perform the duties of chairman and president, and when so acting, shall have all the powers of and be subject to all the restrictions upon such officer, and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE SECRETARY AND ASSISTANT SECRETARIES

               Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or the president, under whose supervise on he shall be. He shall have custody of the corporate seal of the corporation and he, or an assistant secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such assistant secretary. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing of his signature.

               Section 10. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors (or if there be no such determination, then in the order of their election), shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE TREASURER AND ASSISTANT TREASURERS

               Section 11. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all monies and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

               Section 12. He shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his transactions as treasurer of the financial condition of the corporation.

               Section 14. The assistant treasurer, or if there shall be more than one, the assistant treasurers in the order determined by the board of directors (or if there be no such determination, then in the order of their election), shall, in the absence of the treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the treasurer and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                                   ARTICLE VI

                              CERTIFICATE OF STOCK

               Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the president or vice president and the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation. The corporation shall not issue fractions of shares of its stock.

               Section 2. Where a certificate is countersigned (1) by a transfer agent other than the corporation or its employee, or (2) by a registrar other than the corporation or its employee, any other signature on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                                LOST CERTIFICATES

               Section 3. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. The officers of the corporation may require that any such person furnish an indemnity bond in an amount not more than twice the value of the stock on the date of said bond indemnifying the corporation against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed. Provided, however, the board of directors may, by appropriate resolution, waive any requirement for the furnishing of said indemnity bond.

                               TRANSFERS OF STOCK

               Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                               FIXING RECORD DATE

               Section 5. In order that the corporation may determine the stockholder entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect' of any change, conversion or exchange of stock or for the purpose of any other lawful action, the record date for all of said dividends, payments and actions shall be the close of business thirty days in advance of the date fixed for any directors or stockholders meeting at which any dividend, payments, meeting or other action may be decided; provided, however, the board of directors may establish any other record date by appropriate resolution. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

                             REGISTERED STOCKHOLDERS

               Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

                                   ARTICLE VII

                               GENERAL PROVISIONS

                                    DIVIDENDS

               Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of. the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of capital stock, subject to the provisions of the certificate of incorporation.

               Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for divide such sum or sums as the directors from time to time, in their a solute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                                ANNUAL STATEMENT

               Section 3. The board of directors shall present at each annual meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the corporation.

                                     CHECKS

               Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

                                   FISCAL YEAR

               Section 5. The fiscal year of the corporation shall begin January 1 and end December 31.

                                      SEAL

               Section 6. The corporate seal shall have inscribed thereon the name of the corporation and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                  ARTICLE VIII

                                   AMENDMENTS

               Section 1. These Restated Bylaws may be altered, amended or repealed or new Bylaws may be adopted by the stockholders or by the board of directors, when such power is conferred upon the board of directors by the certificate of incorporation, at any regular meeting of the stockholders or of the board of directors or any special meeting of the stockholders or of the board of directors if notice of such alteration, amendment, repeal or adoption of new Bylaws be contained in the notice of such special meeting.

               Adopted by the Board of Directors by unanimous written consent as of the 1st day of November, 1988, pursuant to notice given on the 25th day of October, 1988.

                                             MASON  W. MCLAIN
                                             -----------------------------------
                                             President

JERRY L. CROW
-------------------------
Secretary

                                 EXHIBIT 3.2(b)
                          THE RESERVE PETROLEUM COMPANY
                              AMENDMENT TO BY-LAWS





                                   RESOLUTION
                                   ----------


                WHEREAS, Article II, Section 2 of the Corporation's By-Laws adopted November 1, 1988 states, "Annual meetings of stockholders, shall be held on the first Tuesday of May if not a legal holiday, and if a legal holiday, then on the next secular day following, at 3:00 p.m., or at such other date and time as shall be designated from time to time by the board of directors and stated in the notice of the meeting, at which they shall elect by plurality vote a board of directors, and transact such other business as may properly be brought before the meeting."

                WHERAS, it is desirable and in the Corporation's best interest to change the meeting date of the annual meetings of stockholders to the fourth Tuesday of May.

                RESOLVED: That Article II, Section 2 of the Corporation's By-Laws be changed in part by substituting the phrase "fourth Tuesday of May" to replace the phrase "first Tuesday of May".

The undersigned hereby certifies that the above Resolution is a true and correct copy of a Resolution adopted by the Board of Directors of The Reserve Petroleum Company at a meeting held on November 14, 2000, in accordance with corporate By-Laws at which meeting a quorum was present; and that said Resolution has not been revoked or amended in any manner.

In Witness Whereof, I have hereunto set my hand and affixed the seal of said Company this 22nd day of March, 2001.





/s/  Jerry L. Crow
------------------
Jerry L. Crow
Secretary