Form 10-Q
period 2001-03-31
RESERVE PETROLEUM CO
filed 2001-05-15
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB





(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the quarterly

                           period ended March 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8157

                          THE RESERVE PETROLEUM COMPANY
        (Exact name of small business issuer as specified in its charter)

          Delaware                                           73-0237060
 ------------------------------                           ------------------
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

As of May 8, 2001, 167,411.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                             ---     ---

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                      March 31,     December 31,
                                                        2001            2000
                                                      ---------      ----------
Current Assets:
    Cash and Cash Equivalents                        $  564,678     $   330,178
    Available for Sale Securities                     5,135,106       4,951,277
    Trading Securities                                  253,598         400,371
    Receivables                                         420,258         443,933
    Prepayments & Deferred Income Taxes                  42,252           5,625
                                                      ---------       ---------
                                                      6,415,892       6,131,384
                                                      ---------       ---------
Investments:
   Partnership and Limited
     Liability Companies                                526,850         544,081
   Other                                                 15,298          15,298
                                                      ---------       ---------
                                                        542,148         559,379
                                                      ---------       ---------
Property, Plant & Equipment:
   Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
         Unproved Properties                            504,067         531,093
         Proved Properties                            4,755,567       4,561,075
                                                      ---------       ---------
                                                      5,259,634       5,092,168
      Less-Valuation Allowance and Accumulated
         Depreciation, Depletion & Amortization       3,980,139       3,959,762
                                                      ---------       ---------
                                                      1,279,495       1,132,406
                                                      ---------       ---------
   Other Property & Equipment, at Cost                  334,780         330,490
      Less-Accumulated Depreciation & Amortization      165,820         175,846
                                                      ---------       ---------
                                                        168,960         154,644
                                                      ---------       ---------
                                                      1,448,455       1,287,050
                                                      ---------       ---------
Other Assets                                            446,623         494,868
                                                      ---------       ---------
                                                     $8,853,118      $8,472,681
                                                      =========       =========

(continued)
See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                     March 31,      December 31,
                                                       2001            2000
                                                    ---------        ----------
Current Liabilities:
   Accounts Payable                                $   88,959        $   41,321
   Income Taxes Payable                               111,615           118,500
   Other Current Liabilities-
      Gas Balancing Commitment                         35,111            35,111
      Deferred Income Taxes and Other                  15,000            30,641
                                                    ---------         ---------
                                                      250,685           225,573
                                                    ---------         ---------

Dividends Payable                                     124,953           128,037
                                                    ---------         ---------

Stockholders' Equity:
   Common Stock                                        92,368            92,368
   Additional Paid-in Capital                          65,000            65,000
   Retained Earnings                                8,512,887         8,154,158
                                                    ---------         ---------
                                                    8,670,255         8,311,526

   Less  - Treasury Stock, at Cost                    192,775           192,455
                                                    ---------         ---------
                                                    8,477,480         8,119,071
                                                    ---------         ---------
                                                   $8,853,118        $8,472,681
                                                    =========         =========

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                       2001              2000
                                                    ---------         ---------

Operating Revenues:
    Oil and Gas Sales                              $  931,396        $  418,947

    Lease Bonuses and Other                                80             8,713
                                                    ---------         ---------
                                                      931,476           427,660
                                                    ---------         ---------
Operating Costs and Expenses:
    Production                                        110,448            83,706
    Exploration                                           145            64,632
    Depreciation, Depletion, Amortization
        and Valuation Provisions                       66,540            47,383
    General, Administrative and Other                 164,892           153,879
                                                    ---------         ---------
                                                      342,025           349,600
                                                    ---------         ---------
Income  from Operations                               589,451            78,060
Other Income (Loss), Net                             (115,846)          175,619
                                                    ---------         ---------
Income  Before Income Taxes                           473,605           253,679
Provision for
    Income Taxes                                      114,876            68,964
                                                    ---------         ---------
Net Income                                         $  358,729        $  184,715
                                                    =========         =========
Per Share Data
    Net Income, Basic and Diluted                  $     2.14        $     1.10
                                                    =========         =========

    Weighted Average Shares
        Outstanding, Basic and Diluted                167,436           167,623
                                                    =========         =========


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                         Three Months Ended
                                                             March 31,
                                                       2001              2000
                                                    ---------         ---------

Net Cash Provided by Operating Activities          $  626,927        $  183,429
                                                    ---------         ---------
Cash Flows Applied to Investing Activities:
    Purchase of Available for Sale Securities      (2,951,695)         (887,453)
    Sales of Available for Sale Securities          2,767,865           853,779
    Property Dispositions                              21,119            10,674
    Property Additions                               (234,563)         (113,473)
    Cash Distributions from Equity Investments          8,250             8,250
                                                    ---------         ---------
    Net Cash Applied to Investing Activities         (389,024)         (128,223)
                                                    ---------         ---------
Cash Flows Applied to Financing Activities:
    Decrease in Dividends Payable                      (3,083)             (744)
    Purchase of Treasury Stock                           (320)             (320)
                                                    ---------         ---------
    Total Cash Applied to Financing Activities         (3,403)           (1,064)
                                                    ---------         ---------
Net Change in Cash and Cash Equivalents               234,500            54,142

Cash and Cash Equivalents,
    Beginning of Period                               330,178           367,963
                                                    ---------         ---------
Cash and Cash Equivalents,
    End of Period                                  $  564,678        $  422,105
                                                    =========         =========
Supplemental Disclosures of
    Cash Flow Information,
      Cash Paid During the Periods for:
         Interest                                  $    3,750        $     ----
         Income Taxes                              $  116,000        $     ----



See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note 1 - BASIS OF PRESENTATION

         In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - COMPREHENSIVE INCOME

        Total comprehensive income was $358,729 for the three months ended March 31, 2001. Total comprehensive income for the three months ended March 31, 2000, was $141,564.

Note 3 - UNREALIZED LOSS ON TRADING SECURITIES

        The statement of operations for the period ended March 31, 2001, included unrealized losses on trading securities of $139,592. Through May 7, 2001, there were no sales of trading securities in inventory at March 31, 2001. The fair value of trading securities on hand at March 31, 2001, and still in inventory at May 7, 2001, had increased $53,974.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2001
                                   (Unaudited)


The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 2000, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.  Liquidity and Capital Resources.
    -------------------------------
The Company's cash, cash equivalents and available for sale securities at March 31, 2001, totaled $5,699,784, an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2000, would not be representative of the Company's current position.

 2. Material Changes in Results of Operations Three Months Ended March 31, 2001,
    ----------------------------------------------------------------------------
Compared with Three Months Ended March 31, 2000.
-----------------------------------------------

Operating Revenue. Oil and gas sales were $931,396 in 2001, a $512,449 (122%) increase from 2000. The increase was almost totally the result of an increase in the average unit price of natural gas. The volume of gas, the average unit price and the volume of oil sold remained flat between the periods.

The average unit price of gas per thousand cubic feet (MCF) increased $4.61 to $6.83 per MCF, and the volume of gas produced fell 242 MCF to 114,606 MCF. The average unit price per barrel (Bbl) of oil increased $.48 to $27.28 per Bbl, and the volume of oil sales increased 185 Bbls to 6,012 Bbls.

Production in the quarter ended March 31, 2001, from properties which first produced after March 31, 2000, was 18,873 MCF of gas and 548 Bbls of oil. This increased volume from new production was offset by the normal decline in volume from older properties by 19,115 MCF of gas and 363 Bbls of oil.

Operating  Costs and  Expenses.  Production  costs  increased  $26,742  (32%) to
$110,448, for the most part because of a $22,636 (70%) increase in gross production tax. The production tax increase was the result of increased oil and gas sales.

Exploration costs charged to expense decreased $64,487 to $145 in 2001. The remaining expenditures for exploration costs totaling approximately $179,000 were capitalized. One Oklahoma well with accumulated cost of approximately $147,000 at March 31, 2001, in which the Company has a 17.5% working interest, was completed as a gas producer. The well is producing at a rate of about 250 MCF per day with additional potential production from another zone. Another Oklahoma well (21% working interest) with accumulated costs of approximately $28,000 at March 31, 2001 was testing as of May 7, 2001.

The provisions for depreciation, depletion, amortization and valuation increased $19,157 (40%) to $66,540 mostly because of unit of production depreciation on oil and gas properties which first produced after March 31, 2000. Those properties had depreciation provisions which totaled $19,738 in the first quarter of 2001.

General, administrative and other expenses increased $11,013 (7%) to $164,892. The items with the most significant increases were salaries, which increased $4,659 because of salary adjustments and director fees which increased $4,500 as the result of an additional board of directors' meeting.

Other Income (Loss), Net. Other income, net declined $291,465 to a loss of $115,846 in 2001 from a gain of $175,619 in 2000. For the most part, the loss was the result of a $258,389 decrease in realized and unrealized gain on trading securities from a gain of $110,908 in 2000 to a loss of $147,481 in 2001. See
Note 3, to the accompanying condensed financial statements, for additional information on trading securities.

Also contributing to the decline was a $27,077 decrease in gain on sale of property and equipment to a loss of $16,395 in 2001 as well as a $13,899 decline in income from equity investments to a loss of $8,981 in 2001. However, interest income, mostly from available for sale securities, increased $9,079 to $67,937 in 2001.

Provision For Income Taxes. The provision for income taxes increased $45,912 (67%) to $114,876 in 2001. The effective Federal income tax rate was 24% in 2001 and 27% in 2000, as compared to the statutory US Federal income tax rate of 35%. For the most part, the effective tax rate was less than the statutory rate each year because of allowable depletion for Federal income tax purposes in excess of depletion for financial statements.

In 2001, the Company had an estimated provision for income taxes of $114,876 as estimated current tax expense of $109,115 was increased by estimated deferred tax expense of $5,761. For the comparable period in 2000, the Company had an estimated provision for income taxes of $68,964 as estimated current tax expense of $9,340 was increased by estimated deferred tax expense of $59,624.

                                     PART II


                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                     THE RESERVE PETROLEUM COMPANY
                                     -----------------------------
                                     (Registrant)






Date: May  8, 2001                   /s/ Mason McLain
      ------------                   -----------------------------
                                     Mason McLain,
                                     President





Date:  May   8, 2001                  /s/  Jerry L. Crow
       -------------                  -----------------------------
                                      Jerry L. Crow
                                      Principal Financial and Accounting Officer