Form 10QSB
period 2001-06-30
RESERVE PETROLEUM CO
filed 2001-08-14
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB





(Mark  One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

As of August 9, 2001, 167,246.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one) Yes    No  X

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                        June  30,   December 31,
                                                          2001         2000
                                                        ---------   ------------
Current  Assets:
     Cash  and  Cash  Equivalents                       $  253,011   $  330,178
     Available  for  Sale  Securities                    5,459,790    4,951,277
     Trading  Securities                                   271,123      400,371
     Receivables                                           398,927      443,933
     Prepayments  &  Deferred  Income  Taxes                25,896        5,625
                                                         ---------    ---------
                                                         6,408,747    6,131,384
                                                         ---------    ---------
Investments:
     Partnership  and  Limited
          Liability  Companies                             533,890      544,081
     Other                                                  15,298       15,298
                                                         ---------    ---------
                                                           549,188      559,379
                                                         ---------    ---------
Property,  Plant  &  Equipment:
     Oil & Gas Properties, at Cost Based on the
          Successful Efforts Method of Accounting
               Unproved  Properties                        500,762      531,093
               Proved  Properties                        4,607,996    4,561,075
                                                         ---------    ---------
                                                         5,108,758    5,092,168
          Less - Valuation Allowance and Accumulated
               Depreciation, Depletion & Amortization    3,990,093    3,959,762
                                                         ---------    ---------
                                                         1,118,665    1,132,406
                                                         ---------    ---------
     Other  Property  &  Equipment,  at  Cost              334,780      330,490
          Less - Accumulated Depreciation &
               Amortization                                167,957      175,846
                                                         ---------    ---------
                                                           166,823      154,644
                                                         ---------    ---------
                                                         1,285,488    1,287,050
                                                         ---------    ---------
Other  Assets                                              442,009      494,868
                                                         ---------    ---------
                                                        $8,685,432   $8,472,681
                                                         =========    =========

(continued)
See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                        June  30,   December 31,
                                                          2001         2000
                                                        ---------   ------------
Current  Liabilities:
     Accounts  Payable                                  $   67,506   $   41,321
     Income  Taxes  Payable                                 54,499      118,500
     Other  Current  Liabilities
          Gas  Balancing  Commitment                        35,111       35,111
          Deferred  Income  Taxes  and  Other               15,000       30,641
                                                         ---------    ---------
                                                           172,116      225,573
                                                         ---------    ---------

Dividends  Payable                                         143,894      128,037
                                                         ---------    ---------

Stockholders'  Equity:
     Common  Stock                                          92,368       92,368
     Additional  Paid-in  Capital                           65,000       65,000
     Retained Earnings                                   8,406,973    8,154,158
                                                         ---------    ---------
                                                         8,564,341    8,311,526

     Less  -  Treasury  Stock,  at  Cost                   194,919      192,455
                                                         ---------    ---------
                                                         8,369,422    8,119,071
                                                         ---------    ---------
                                                        $8,685,432   $8,472,681
                                                         =========    =========

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF  OPERATIONS
                                   (Unaudited)

                                   Three  Months  Ended     Six  Months  Ended
                                         June  30,               June  30,
                                   --------------------   ---------------------
                                      2001       2000         2001       2000
                                   ---------  ---------   ----------  ---------
Operating  Revenues:
     Oil  &  Gas  Sales            $ 710,625  $ 433,123   $1,642,021  $ 852,069
     Lease  Bonuses  &  Other          8,021      7,975        8,101     16,688
                                    --------   --------    ---------   --------
                                     718,646    441,098    1,650,122    868,757
                                    --------   --------    ---------   --------

Operating  Costs  &  Expenses:
     Production                      117,427     75,535      227,875    159,241
     Exploration                     250,831    110,639      250,976    175,271
     Depreciation, Depletion,
       Amortization and Valuation
       Provisions                    116,734     45,024      183,274     92,407
       General, Administrative
         &  Other                    149,949    151,127      314,841    305,006
                                    --------   --------    ---------   --------
                                     634,941    382,325      976,966    731,925
                                    --------   --------    ---------   --------

     Income From Operations           83,705     58,773      673,156    136,832
     Other  Income  (Loss),  Net      93,798     36,547      (22,048)   212,166
                                    --------   --------    ---------   --------
     Income Before Income Taxes      177,503     95,320      651,108    348,998
     Provision For Income Taxes       32,303     11,472      147,179     80,436
                                    --------   --------    ---------   --------
     Net  Income                   $ 145,200  $  83,848      503,929  $ 268,562
                                    ========   ========    =========   ========
     Per  Share  Data:
     Net  Income                   $     .87  $     .50   $     3.01  $    1.60

     Cash  Dividends               $    1.50  $    1.00   $     1.50  $    1.00
                                    ========   ========    =========   ========

     Weighted Average Shares
       Outstanding                   167,397    167,598      167,417    167,611
                                    ========   ========    =========   ========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                          Six  Months  Ended
                                                               June  30,
                                                      -------------------------
                                                          2001          2000
                                                      -----------   -----------
Net  Cash  Provided  by Operating Activities          $   850,149   $   328,231
                                                       ----------    ----------
Cash  Flows  from  Investing  Activities:
     Sale  and  Maturity  of  Available
          for  Sale  Securities                         5,197,584     2,350,125
     Purchase of Available for Sale Securities         (5,706,097)   (2,360,442)
     Property  Dispositions                                28,233        14,918
     Property  Additions                                 (217,566)     (227,122)
     Cash  Distributions  from Equity Investments           8,250        12,000
                                                       ----------    ----------
     Net  Cash  Applied  to  Investing  Activities       (689,596)     (210,521)
                                                       ----------    ----------
 Cash  Flows  from  Financing  Activities:
     Payments  of  Dividends                             (235,256)     (155,672)
     Purchase  of  Treasury  Stock                         (2,464)         (940)
                                                       ----------    ----------
Net  Cash  Applied to Financing Activities               (237,720)     (156,612)
                                                       ----------    ----------
Net  Change  in  Cash  and  Cash Equivalents              (77,167)      (38,902)
Cash and Cash Equivalents, Beginning of Period            330,178       367,963
                                                       ----------    ----------
Cash  and  Cash Equivalents, End of Period            $   253,011   $   329,061
                                                       ==========    ==========
Supplemental  Disclosures  of  Cash  Flow
     Information:
     Cash  Paid  During  the  Periods  For:
          Interest                                    $     3,750   $         -
          Income  Taxes                               $   206,000   $         -



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2001
                                  (Unaudited)


Note 1 - BASIS  OF  PRESENTATION

         In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of
         operations   for  the  current  interim  periods  are  not  necessarily indicative  of  the  operating  results  for  the  full year.

Note 2 - COMPREHENSIVE  INCOME

         Total comprehensive income was $145,200 for the three months and $503,929 for the six months ended June 30, 2001. Total comprehensive income was $84,152 for the three months and $225,716 for the six months ended June 30, 2000.


Note 3 - OTHER  INCOME  (LOSS),  NET

         The following is an analysis of the components of other Income (Loss), Net for the three months and six months ended June 30, 2001 and 2000:

                                   Three  Months  Ended     Six  Months  Ended
                                         June  30,               June  30,
                                   --------------------   ---------------------
                                      2001       2000         2001       2000
                                   ---------  ---------   ----------  ---------
Realized and Unrealized Gain
    (Loss) On Trading Securities   $  20,352  $  (31,848) $ (127,130) $  79,060
Gain (Loss) on Asset Sales             4,202       4,301     (12,193)    14,982
Interest  Income                      69,618      65,994     137,555    124,851
Equity Earnings (Losses) in
    Investees                          7,040       5,990      (1,941)    10,898
Other  Income                            505       1,662       1,223      3,415
Interest  and Other Expenses          (7,919)     (9,552)    (19,562)   (21,040)
                                    --------   ---------   ---------   --------

     Other Income (Loss)  Net      $  93,798  $   36,547  $  (22,048) $ 212,166
                                    ========   =========   =========   ========

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2001
                                  (Unaudited)


     The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 2000, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.   Liquidity  and  Capital  Resources.

     The Company's cash, cash equivalents and available for sale securities at June 30, 2001, totaled $5,712,801, an increase of $431,346 (8%) from the
     December 31, 2000, total of $5,281,455. As indicated by the Statements of Cash Flows presented elsewhere in this Form 10-QSB, the increase was the net result of cash provided by operating activities of $850,149 and cash distributions from equity investments of $8,250, less net cash applied to property additions and financing activities of $189,333 and $237,720 respectively.

     The Company paid dividends on its common stock of $1.50 per share in the second quarter of 2001 as compared to $1.00 per share for 2000. The $.50 per share increase in dividends resulted in a $79,584 increase in cash applied to financing activities to $235,256 in 2001 from $155,672 in 2000.

     Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2000, would not be representative of the Company's current position.

 2. Material Changes in Results of Operations Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000.

     Operating Revenue. Oil and gas sales were $1,642,021 in 2001, an increase of $789,952 (93%) from 2000. For the most part, the increase was the result of an increase in price of natural gas as total gas sales increased
     $791,720  (146%)  to  $1,332,156.  Crude oil sales increased $4,750 (2%) to
     $302,748, and miscellaneous other product sales decreased $6,518 to $7,117.

     The average unit price of natural gas sales increased $3.33 per thousand cubic feet (MCF) to $5.80 per MCF resulting in a positive price variance of $764,995. The volume of production increased 10,820 MCF to 229,646 MCF causing a positive volume variance of $26,725.


     The $4,750 increase in oil sales was the net result of an increase in the volume produced as partially offset by a decline in the average unit price. The volume of production increased 632 barrels (Bbls) to 11,628 Bbls resulting in a positive volume variance of $17,127. The average unit price per barrel of oil sold decreased $1.06 to $26.04 per Bbl causing a negative price variance of $12,377.

     For comparison purposes, it is noted for the quarter ended March 31, 2001, the average unit price received by the Company was $6.83 per MCF for natural gas and $27.28 per Bbl for crude oil. On August 10, 2001, the spot prices for natural gas were $3.09 per MCF or less, and the spot prices for crude oil were $27.63 per Bbl or less.

     Production in the six months ended June 30, 2001, from properties which first produced after June 30, 2000, was 36,881 MCF of gas and 792 Bbls of oil. This increased volume from new production was offset by the normal decline in volume from older properties by 26,061 MCF of gas and 160 Bbls of oil.

     Operating Costs and Expenses. Production costs increased $68,634 (43%) to $227,875. An increase in gross production tax of $41,967 (82%) to $92,893 was the result of increased revenues from oil and gas sales. Generally, gross production taxes will fluctuate with the change in the dollar amount of oil and gas sales. An increase in lease operating expenses of $20,258 (22%) to $114,373 was the combined result of higher operating costs associated with older producing properties and the additional costs of properties which started producing since June 30, 2000.

     Exploration and development costs incurred in 2001 were $418,475 of which $250,976 was charged to expense, and the remaining $167,499 recorded as an asset including $47,295 for the purchase of undeveloped leaseholds. The foregoing compares to $422,665 incurred in 2000 of which $175,271 was charged to expense, and $247,394 was recorded as an asset.

     One Oklahoma exploratory well with accumulated costs of approximately $155,000 at June 30, 2001, in which the Company has a 17.5% working interest was completed as a gas producer in February 2001. Three Oklahoma exploratory wells in which the Company had working interests of 21%, 20.25% and 18.26% respectively, and two Texas exploratory wells in which the Company had working interests of 10% each were tested, plugged and abandoned.

     Subsequent to June 30, 2001, the Company is participating in the drilling of two additional exploratory wells. At August 8, 2001, one Texas well in which the Company has a 10% working interest is being completed as an oil producer, and one Oklahoma well in which the Company has a 13% working interest is drilling.

     Depreciation, depletion, amortization and valuation provisions (DD&A) increased $90,867 (98%) to $183,274. Of the $90,867 increase, $62,068 was the result of an increase in the provision for impairment of long lived assets as additional impairment was required at June 30, 2001, because of a decline in oil and gas prices from December 31, 2000. Also, DD&A on oil and gas properties increased $38,694 mostly because of DD&A on properties which started producing after June 30, 2000. The above was offset by a $9,245 decline in the provision for impairment of non-producing leaseholds.

     The $9,835 (3%) increase in general, administrative and other expenses was, to a great extent, caused by an increase of salaries and directors' fees of $18,789 as offset by a decline in franchise taxes to the state of Texas of $4,490.

     Other Income (Loss), Net. See Note 3 to the accompanying condensed financial statements for an analysis of this line item. As disclosed in
     Note 3, most of the $234,214 decrease to a net loss of $22,048 in 2001 from a net gain of $212,166 in 2000 was caused by 2001 realized and unrealized losses on trading securities. Trading security gains in 2000 of $79,060 fell $206,190 to a loss of $127,130 in 2001. Of the $206,190 decline,
     $26,857 was realized losses and the remaining $179,333 is unrealized. As of August 3, 2001, all securities held at June 30, 2001, were still held with the exception of one which was sold at a small gain. Those securities held at August 3, had a net gain in fair market value from June 30 of $5,019.

     Provision for Income Taxes. This line item increased $66,743 (83%) to $147,179, but remained at approximately 23 % of income before income taxes. For the most part, the provision for income taxes for both 2001 and 2000 was less than the statutory US Federal income tax rate of 35% because of allowable depletion for tax purposes in excess of depletion for financial statements. In 2001, the Company had a calculated deferred tax expense of $5,180 in addition to a calculated current tax expense of $141,999. In
     2000, the Company had a calculated deferred tax expense of $45,800 in addition to a calculated current tax expense of $34,636.


3. Material Changes in Results of Operations Three Months Ended June 30, 2001, Compared with Three Months Ended June 30, 2000.

     Operating  Revenues.  Revenues  from  oil  and gas sales increased $277,502
     (64%) to $710,625. For the most part, the increase was a result of a 76% increase in the average price received for natural gas sales. Revenues from natural gas sales rose $270,797 (94%) to $556,543. The average unit price per MCF increased $2.09 to $4.84 per MCF in 2001 from $2.75 per MCF in 2000 creating a positive price variance of $240,376. Also, the volume of natural gas sold increased 11,062 MCF to 115,040 MCF in 2001 resulting in a positive volumn variance of $30,421.


     Revenues from oil sales were flat with sales of $141,794 in 2001 as compared to sales of 141,861 in 2000. A positive volume variance of $12,238 resulting from an increase in volume of oil sold of 446 Bbls to 5,616 Bbls was offset by a negative price variance of $12,305 as the average price per Bbl fell $2.19 to $25.25 per Bbl.

     Operating Costs and Expenses. Exploration costs charged to expense Increased $140,192 (126%) to $250,831 as substantially all exploration costs charged to expense for the six months ended June 30, 2001, were in the second quarter.

     Other Income (Loss), Net. As disclosed in Note 3 to the accompanying condensed financial statements, this line item increased $57,251 (157%) to $93,798. For the most part, the increase resulted because of an increase in realized and unrealized gain (loss) on trading securities of $52,200 to a gain of $20,352 in 2001 from a loss of $31,848 in 2000. To a significant degree, the $52,200 increase was caused by unrealized gains of $34,904 in 2001, an increase of $54,529 from an unrealized loss of $19,625 in 2000.

     Provision for Income Taxes. For the three months ended June 30, 2001, the Company had an estimated provision for income taxes of $32,303 as estimated current tax expense of $32,884 was decreased by estimated deferred tax benefit of $581. For the comparable period in 2000, the Company had an estimated provision for income tax of $11,472 as estimated current tax expense of $25,296 was decreased by a deferred tax benefit of $13,824.

     There were no additional material changes between the quarters which were not covered in the discussion in Item 2, above for the six months.

                                    PART II
                                OTHER INFORMATION

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

The annual meeting of stockholders' was held on Tuesday, May 22, 2001. A brief description of each matter voted on at the meeting is given in the paragraphs below.

The registrant's board of directors was re-elected in its entirety.    A summary
of  voting  by  individual  directors  follows:

                                              RESULTS  OF  VOTE
                                              -----------------
                                        BY  PROXY            IN  PERSON
                                   ------------------    ------------------
                                             WITHHOLD              WITHHOLD
                                    FOR     AUTHORITY      FOR    AUTHORITY
                                   ------   ---------    ------   ----------
     MASON  McLAIN                 56,497      720       54,140
     R.T.  McLAIN                  56,399      818       54,140
     ROBERT  SAVAGE                56,639      578       54,140
     MARVIN  E.  HARRIS            56,634      583       54,140
     JERRY  L.  CROW               56,634      583       54,140
     WILLIAM  (BILL)  SMITH        56,908      309       54,140
     DOUG  FULLER                  56,634      583       54,140

The stockholders approved all actions of the directors since the stockholders' annual meeting on Tuesday, May 2, 2000. The stockholders cast 111,357 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

     (a)     Exhibits.    None

     (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended June 30, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 THE  RESERVE  PETROLEUM  COMPANY
                                 --------------------------------
                                (Registrant)



Date:  August 11, 2001          /s/Mason  McLain
                                ---------------------------------
                                Mason  McLain,
                                President



Date:  August 11, 2001         /s/Jerry  L.  Crow
                               ----------------------------------
                               Jerry  L.  Crow