Form 10QSB
period 2001-09-30
RESERVE PETROLEUM CO
filed 2001-11-14
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB





(Mark  One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

As of November 6, 2001, 167,132.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one) Yes     No  X
                                                                    ---    ---

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                              September  30,      December  31,
                                                   2001               2000
                                              --------------      -------------
Current  Assets:
     Cash  and  Cash  Equivalents             $     122,374       $    330,178
     Available  for  Sale  Securities             5,398,718          4,951,277
     Trading  Securities                            202,598            400,371
     Receivables                                    258,477            443,933
     Deferred  Income  Taxes  &  Prepayments         73,382              5,625
                                              -------------       ------------
                                                  6,055,549          6,131,384
                                              -------------       ------------

Investments:
     Partnership  and  Limited
       Liability  Companies                         553,873            544,081
     Other                                           15,298             15,298
                                              -------------       ------------
                                                    569,171            559,379
                                              -------------       ------------

Property,  Plant  &  Equipment:
     Oil & Gas Properties, at Cost Based
       on  the Successful Efforts Method
       of  Accounting
               Unproved  Properties                 508,911            531,093
               Proved  Properties                 4,972,606          4,561,075
                                              -------------       ------------
                                                  5,481,517          5,092,168

       Less - Valuation Allowance and
              Accumulated Depreciation,
              Depletion  &  Amortization          4,027,385          3,959,762
                                              -------------       ------------
                                                  1,454,132          1,132,406
                                              -------------       ------------

     Other Property & Equipment, at Cost            340,496            330,490
       Less - Accumulated Depreciation &
              Amortization                          158,074            175,846
                                              -------------       ------------
                                                    182,422            154,644
                                              -------------       ------------
                                                  1,636,554          1,287,050
                                              -------------       ------------
Other  Assets                                       438,998            494,868
                                              -------------       ------------
                                              $   8,700,272       $  8,472,681
                                              =============       ============

(continued)
See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                              September  30,      December  31,
                                                   2001               2000
                                              --------------      -------------

Current  Liabilities:
     Accounts  Payable                        $     123,877       $     41,321
     Income  Taxes  Payable                           3,474            118,500
     Other  Current  Liabilities
          Gas  Balancing  Commitment                 35,111             35,111
          Other                                      15,000             30,641
                                              -------------       ------------
                                                    177,462            225,573
                                              -------------       ------------

Dividends  Payable                                  142,639            128,037
                                              -------------       ------------

Stockholders'  Equity:
     Common  Stock                                   92,368             92,368
     Additional  Paid-in  Capital                    65,000             65,000
     Retained Earnings                            8,423,034          8,154,158
                                              -------------       ------------
                                                  8,580,402          8,311,526

     Less  -  Treasury  Stock,  at  Cost            200,231            192,455
                                              -------------       ------------
                                                  8,380,171          8,119,071
                                              -------------       ------------

                                              $   8,700,272       $  8,472,681
                                              =============       ============

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three  Months  Ended    Nine  Months  Ended
                                     September  30,         September  30,
                                  --------------------   ---------------------
                                     2001       2000         2001       2000
                                  ---------  ---------   ----------  ---------
Operating  Revenues:
    Oil  &  Gas  Sales            $ 417,442  $ 659,267   $2,059,463  $1,511,336
    Lease  Bonuses  &  Other            803     13,803        8,904      30,491
                                  ---------  ---------   ----------  ----------
                                    418,245    673,070    2,068,367   1,541,827
                                  ---------  ---------   ----------  ----------

Operating  Costs  &  Expenses:
    Production                      103,778    104,906      331,653     264,148
    Exploration                     142,573     54,104      393,549     229,374
    Depreciation, Depletion,
      Amortization and Valuation
      Provisions                    130,792     45,440      314,067     137,847
    General, Administrative and
      Other                         149,310    132,910      464,150     437,916
                                  ---------  ---------   ----------  ----------
                                    526,453    337,360    1,503,419   1,069,285
                                  ---------  ---------   ----------  ----------

  Income (Loss) From Operations    (108,208)   335,710      564,948     472,542

    Other  Income,  Net              91,948     45,331       69,900     257,498
                                  ---------  ---------   ----------  ----------

  Income (Loss) Before Income
    Taxes                           (16,260)   381,041      634,848     730,040

  Provision For (Benefit From)
    Income Taxes                    (32,321)    98,787      114,858     179,223
                                  ---------  ---------   ----------  ----------

    Net  Income                   $  16,061  $ 282,254   $  519,990  $  550,817
                                  =========  =========   ==========  ==========

     Per  Share  Data:
     Net  Income                  $     .10  $    1.68   $     3.11  $     3.29

     Cash  Dividends              $       -  $       -   $     1.50  $     1.00
                                  =========  =========   ==========  ==========

     Weighted Average Shares
       Outstanding                  167,242    167,671      167,358     167,585
                                  =========  =========   ==========  ==========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                         Nine  Months  Ended
                                                            September  30,
                                                      -------------------------
                                                          2001         2000
                                                      -----------   -----------
Net  Cash Provided by Operating Activities            $ 1,066,803   $   745,433
                                                      -----------   -----------
Cash  Flows  from  Investing  Activities:
     Sale  and  Maturity  of  Available
          for  Sale  Securities                         6,778,972     3,248,817
     Purchase of Available for Sale Securities         (7,226,413)   (3,503,340)
     Cash Distributions from Equity Investments             8,250        12,000
     Property  Dispositions                                43,834        17,823
     Property  Additions                                 (634,963)     (276,895)
                                                      -----------   -----------
     Net Cash Applied to Investing Activities          (1,030,320)     (501,595)
                                                      -----------   -----------

Cash  Flows  from  Financing  Activities:
     Dividends Paid to Shareholders                      (236,511)     (156,142)
     Purchase  of  Treasury  Stock                         (7,776)       (3,000)
                                                      -----------   -----------
     Total Cash Applied to Financing Activities          (244,287)     (159,142)
                                                      -----------   -----------
Net  Change  in  Cash  and  Cash  Equivalents            (207,804)       84,696

Cash and Cash Equivalents, Beginning of Period            330,178       367,963
                                                      -----------   -----------

Cash  and  Cash  Equivalents, End of Period           $   122,374   $   452,659
                                                      ===========   ===========
Supplemental  Disclosures  of  Cash  Flow
     Information:
     Cash  Paid  During  the  Periods  For:
          Interest                                    $    11,250   $     7,500
          Income  Taxes                               $   251,104   $         -



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2001
                                  (Unaudited)



Note  1 - BASIS  OF  PRESENTATION

          In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note  2 - COMPREHENSIVE  INCOME

          Total comprehensive income was $16,061 for the three months and $519,990 for the nine months ended September 30, 2001. Total comprehensive income was $310,189 for the three months and $535,906 for the nine months ended September 30, 2000.

Note  3 - OTHER  INCOME,  NET

          The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2001 and 2000:

                                  Three  Months  Ended    Nine  Months  Ended
                                     September  30,         September  30,
                                  --------------------   ---------------------
                                     2001       2000         2001       2000
                                  ---------  ---------   ----------  ---------

Realized and Unrealized Gain
     (Loss) On Trading Securities $(68,968)   $(59,111)  $(196,097)   $ 19,949
Gain  (Loss) on Asset Sales         (2,265)      1,931     (14,458)     16,913
Interest  Income                    58,213      65,811     195,769     190,662
Equity  Earnings in Investees       19,984      33,823      18,043      44,721
Agricultural  Rental  Income         5,600       5,600       5,600       5,600
Other  Income                       85,353         872      86,575       4,289
Interest  and  Other  Expenses      (5,969)     (3,595)    (25,532)    (24,636)
                                   -------    --------    --------    --------
     Other Income (Loss), Net      $91,948    $ 45,331    $ 69,900    $257,498
                                   =======    ========    ========    ========

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2001
                                  (Unaudited)


     The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 2000, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

1.   Liquidity  and  Capital  Resources.
     -----------------------------------

     The Company's cash, cash equivalents and available for sale securities at September 30, 2001, totaled $5,521,092, an amount which, along with the cash flow from operations, is adequate to fund all currently budgeted investing and financing activities. As disclosed in the condensed statements of cash flow included with the financial statements elsewhere in this 10-QSB, for the nine months ending September 30, 2001, cash provided from operations was $1,066,803, cash from property dispositions was $43,834, and cash distributions from equity investees was $8,250. This total of $1,118,887 was $207,804 less than the amount required to fund the net increase in available for sale securities, property additions and financing activities. The shortage was covered by use of cash and cash equivalents.

     Management is unaware of any material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2001, would not be representative of the Company's current position.

2.   Material  Changes in Results of Operations Nine  Months Ended September 30,
     ---------------------------------------------------------------------------
     2001  Compared  with  Nine  Months  Ended  September  30,  2000.
     ----------------------------------------------------------------

     Operating Revenue. Revenues from oil and gas sales increased $557,701 (37%) to $2,048,866 in 2001 from $1,491,165 in 2000. Oil sales fell $62,840 (13%)
     to $414,855 and gas sales increased $620,541 (61%) to $1,633,981. The above is exclusive of miscellaneous oil and gas product sales of $10,597 in 2001 and $20,171 in 2000.

     The $62,840 decrease in crude oil sales was the result of a decline in both the price received and volume sold. The average unit price per barrel (Bbl) of oil sold decreased $2.15 to $25.91 per Bbl resulting in a negative price variance of $34,499, and the volume of production fell 1,010 Bbls to 16,013 Bbls causing a negative volume variance of $28,341.

     The $620,541 increase in natural gas sales was the result of an increase in the average unit price received as offset by a decline in the volume of sales. The price per thousand cubic feet (MCF) increased $2.04 per MCF to $4.99 causing a positive price variance of $668,956. The volume of gas sales fell 16,412 MCF to 327,451 MCF resulting in a negative volume variance $48,415.

     For the most part, the decrease in volume of both oil and gas was the result of a normal decline in production as offset by new production which came on line after September 30, 2000. Production in the nine months ended September 30, 2001, from properties which first produced after September 30, 2000, was 27,605 MCF of gas and 886 Bbls of oil. This increased volume from new production was offset by the normal decline in volume from older properties by 44,017 MCF of gas and 1,896 Bbls of oil.

     For comparison purposes, it is noted for the six months ended June 30, 2001, the average unit price received by the Company was $5.80 per MCF for natural gas and $26.04 per Bbl for crude oil. The spot price for natural gas for November used by most of the Company's purchasers was set at $3.01 per MCF and the spot prices for crude oil were $20.03 per Bbl or less on November 5, 2001.

     Operating Costs and Expenses. Production costs increased $67,505 (26%) to $331,653. An increase in gross production tax of $31,725 (36%) to $119,141 was the result of increased revenues from oil and gas sales. Generally, gross production taxes will fluctuate with the change in dollar amount of oil and gas sales. An increase in lease operating expenses of $29,529 (19%) to $184,239 was the combined result of higher operating costs associated with older producing properties and the additional costs of properties which started producing since September 30, 2000.

     Exploration and development costs incurred in 2001 were $1,024,215 of which $393,549 was charged to expense, and the remaining $630,666 recorded as an asset including $225,776 of prepaid drilling costs and $86,151 for the purchase of undeveloped leaseholds. The foregoing compares to $548,699 incurred in 2000 of which $229,374 was charged to expense, and $319,325 was recorded as an asset.

     For the nine months ended September 30, 2001, the Company participated in the drilling of 19 gross working interest wells with net working interests ranging from a high of approximately 23.5% to a low of 1%. Eighteen of the wells were classified as exploratory and one was classified as development. Of the eighteen exploratory wells, ten were plugged, abandoned and charged to expense; two wells in which the Company has net working interests of 17.5% and 1% respectively were completed as gas producers; two wells, in each of which the Company has a 10% net working interest, were completed as oil producers; one well in which the Company has 25% working interest was shut in at November 1, 2001 pending a gas pipeline connection and three wells in which the Company has net working interests of approximately 23.5%, 19.6% and 17.3% respectively were testing at November 1, 2001. The one development well was an owned mineral in which the Company chose to participate as a working interest owner with its 10.1% interest in the gas producer. Subsequent to September 30, 2001, one additional exploratory well with a 10% net working interest was drilled, plugged and abandoned. In management's opinion, the exploratory drilling summarized above has not produced development drilling opportunities which could significantly increase the Company's oil and gas reserves.

     Depreciation, depletion and amortization and valuation provisions (DD&A) increased $176,220 (128%) to $314,067. Of significance, a $117,147 increase in the provision for impairment of long lived assets as additional impairment was required at September 30, 2001, because of a decline in oil and gas prices from December 31, 2000. Also, DD&A on oil and gas properties increased $55,944 mostly because of DD&A on properties which started producing after September 30, 2000.

     The $26,234 (6%) increase in general, administrative and other expenses was, to a great extent, caused by an increase of salaries and directors' fees.

     Other Income (Loss), Net. See Note 3 to the accompanying condensed financial statements for an analysis of this line item. As indicated in
     Note 3, realized and unrealized gain (loss) on trading securities decreased $216,046 to a net loss of $196,097 in 2001 from a net gain in 2000. Of the 2001 trading securities loss, $22,392 was realized and $173,705 was unrealized. Other income increased $82,286 to $86,575, mostly as the result of receipt in settlement in a class action lawsuit.

     Provision for Income Taxes. This line item decreased $64,365 (36%) to $114,858 as the result of a decline in income before taxes of $95,192 (13%) to $634,848 and a decline in the effective tax rate to 18% in 2001 from 25% in 2000. For the most part the provision for income taxes for both 2001 and 2000 was less than the statutory US Federal income tax rate of 35% because of allowable depletion for tax purposes in excess of depletion for financial statements. In 2001, the Company had a calculated current tax expense of $136,079 as offset by a calculated deferred tax benefit of $21,221. In 2000, the Company had a calculated current tax expense of $105,042 in addition to a calculated deferred tax expense of $74,181.

3.   Material Changes in  Results of Operations Three Months Ended September 30,
     ---------------------------------------------------------------------------
     2001,  Compared  with  Three  Months  Ended  September  30,  2000.
     ------------------------------------------------------------------

     Operating Revenues. Revenues from oil and gas sales decreased $241,825 (37%) to $417,442 in 2001. Oil sales declined $69,254 (38%) to $110,473 and gas sales fell $169,566 (36%) to $303,438, exclusive of miscellaneous product sales of $3,531 in 2001 and $6,536 in 2000.

     The $69,254 decline in oil sales was the result of a decrease in both average price per barrel and volume of oil sold. The average price declined $5.32 per Bbl to $24.50 per Bbl causing a negative price variance of $24,017, and the volume of sales declined 1,517 Bbls to 4,509 Bbls resulting in a negative volume variance of $45,237.

     The decrease in gas sales of $169,566 was also the result of a decline in both average price and volume of sales. A negative price variance of $100,796 resulted from a $.94 reduction in the average price per MCF of gas sales to $2.84 per MCF. A negative volume variance of $68,770 was caused by a decrease of 18,193 MCF in the volume of gas sold to 106,844 MCF.

     Operating Costs and Expenses. Exploration and development costs increased $88,469 (164%) to $142,573, for the most part, because of an increase in the cost of exploration drilling charged to expense.

     DD&A increased $85,352 (188%) to $130,792. Of the $85,352 increase, $55,080 was the result of an increase in the provision for impairment of long lived assets as additional impairment was required at September 30, 2001. Also of significance, the provision for impairment of undeveloped leaseholds increased $12,383, and depreciation and depletion of oil and gas producing properties increased $17,250.

     Other Income, Net. The $46,617 (103%) increase in this line item to $91,948 was the net result of various changes in its components as disclosed in the analysis in Note 3 to the accompanying Condensed Financial Statements.

     Provision for Income Taxes. For the three months ended September 30, 2001, the Company had an estimated benefit from income taxes of $32,321 as an estimated current tax benefit of $5,920 was increased by an estimated deferred tax benefit of $26,401. For the comparable period in 2000, the Company had an estimated provision for income taxes of $98,787 as an estimated current tax expense of $70,406 was increased by a deferred tax expense of $28,381.

     There were no additional material changes between the quarters which were not covered in the discussion in Item 2, above for the nine months.

                                    PART II
                                OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(b) No reports on Form 8-K were filed by the Registrant for the three months ended September 30, 2001




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

                                              THE  RESERVE  PETROLEUM  COMPANY
                                              ----------------------------------
                                              (Registrant)




Date:  November  12,  2001                    /s/Mason  McLain
                                              ---------------------------------
                                              Mason  McLain,
                                              President





Date:  November  12,  2001                    /s/Jerry  L.  Crow
                                              ---------------------------------
                                              Jerry  L.  Crow
                                              Principal  Financial  and
                                                Accounting  Officer