Form 10KSB
period 2001-12-31
RESERVE PETROLEUM CO
filed 2002-04-01
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark  One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2001 were $2,444,368. As of March 15, 2002, there were 166,980.73 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates was $3,849,116 as determined by the last reported sale which was February 11, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11 and 12 required by Part III, are incorporated herein by reference to the Company's proxy statement to be mailed to security holders on or about April 26, 2002, in connection with its annual stockholders' meeting to be held on May 28, 2002.
Transitional  Small  Business  Disclosure  Format (check one)  Yes      No X
                                                                  ---     ---

See  Exhibit  Index  on  Page  38.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

     Forward  Looking  Statements                                              3

PART  I

     Item  1.     Description  of  Business                                    4

     Item  2.     Description  of  Properties                                  9

     Item  3.     Legal  Proceedings                                          10

     Item  4.     Submission  of  Matters  to a Vote of Security Holders      10

PART  II

     Item  5.     Market for Common Equity and Related Stockholder Matters    10

     Item  6.     Management's Discussion and Analysis of Financial
                  Condition and Results  of  Operations                       11

     Item  7.     Financial  Statements                                       17

     Item  8.     Changes in and Disagreements with Accountants on
                  Accounting and Financial  Disclosure                        38

PART  III

     Item  9.     Directors,  Executive  Officers, Promoters and
                  Control Persons Compliance with Section 16(a) of
                  the  Exchange  Act  .                                       38

     Item  10.    Executive  Compensation                                     38

     Item  11.    Security Ownership of Certain Beneficial Owners and
                  Management                                                  38

     Item  12.    Certain  Relationships  and  Related  Transactions          38

     Item  13.    Exhibits  and  Reports  on  Form  8-K                       38

Forward  Looking  Statements.
-----------------------------

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

     Estimates of future revenues from oil and gas sales are derived from a combination of factors which are subject to significant fluctuation over any given period of time. Reserve estimates by their nature are subject to revision in the short-term. The evaluating engineers consider production performance data, reservoir data and geological data available to the Company, as well as make estimates of production costs, sale prices and the time period the property can be produced at a profit. A change in any of the above factors can significantly change the timing and amount of net revenues from a property. The Company's producing properties are composed of many small working interest and royalty interest properties. As a non-operating owner, the Company has limited access to the underlying data from which working interest reserve estimates are calculated, and estimates of royalty interest reserves are not made because the information required for the estimation is not available.

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

     The provisions for depreciation, depletion and amortization of oil and gas properties constitute a particularly sensitive accounting estimate. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method; however, when a leasehold is impaired or condemned, an appropriate adjustment to the provision is made at that time. Forward looking estimates of such adjustments are very imprecise. The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment. Depletion and depreciation of oil and gas properties are computed using the units-of-production method. A significant unanticipated change in volume of production or estimated reserves would result in a material unforecasted change in the estimated depletion and depreciation provisions.

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

     The Company has equity investments in organizations over which the Company has limited or no control. These equity investments have in the past made substantial contributions to the Company's net income. The management of these entities could at any time make decisions in their own best interests which could materially affect the Company's net income, or the value of the Company's investments. See Item 1 "Description of Business - Other Business", for information regarding these equity investments.

The Reserve Petroleum Company undertakes no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2002 and any Current Reports on Form 8-K filed by the Company.

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

Oil  and  Natural  Gas  Properties.

For a summary of certain data relating to the Company's oil and gas properties including production, undeveloped acreage, producing and dry wells drilled and recent activity, see Item 2, "Description of Properties". For a discussion and analysis of current and prior years' revenue and related costs of oil and gas operations, and a discussion of liquidity and capital resource requirements, see
Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Mineral Property Management. The Company owns non-producing mineral interests in approximately 270,229 gross acres equivalent to 93,444 net acres. These mineral interests are located in nine states with 56,754 net acres in the states of Oklahoma and Texas, the area of concentration for the Company in its present development programs.

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. In 2001 $1,232,461(51%) of oil and gas sales were from royalty interests as compared to $1,238,501 (53%) in 2000. As a result of its mineral ownership, in 2001 the Company had royalty interests in 4 gross (.112 net) wells which were drilled and completed as producing wells. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program. The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with the joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 2001, the Company participated in the drilling of one development well (10.1% net) on its non-producing mineral interests. The well was completed as a marginal gas producer.

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

     Exploratory Wells Drilled in 2001 or Budgeted for 2002. The remainder of this section contains some forward-looking information. Please refer to page 3 for a summary of the risks and uncertainties that may affect forward looking information.

For the twelve months ended December 31, 2001, the Company participated in the drilling of 19 gross exploratory working interest wells with net working interests ranging from a high of approximately 21% to a low of 1%. Of the nineteen exploratory wells, eleven were plugged, abandoned and charged to expense; one was temporarily abandoned pending evaluation, six were completed as producers and one was testing at March 11, 2002. In management's opinion, the exploratory drilling summarized above has not produced development drilling opportunities which could significantly increase the Company's oil and gas reserves. Information regarding the individual prospects is summarized below.

     The Company has a 10% working interest in an area of interest along the Texas/Oklahoma border in North Texas covering approximately thirty square miles. A three-dimensional seismic program completed in 2000 indicated ten possible prospects in the area. In 2001, the Company participated in the drilling of eight exploratory wells in the area. Two of the wells were completed as marginal oil producers and six wells were tested, plugged and abandoned. The area has been put on hold pending reprocessing of the seismic data and re-evaluation of the prospects.

     Two exploratory wells in which the Company has a 20.25% working interest in a shallow oil prospect in Carter County, Oklahoma were drilled, tested and plugged and abandoned. No additional drilling is planned on the prospect.

     A stepout well was drilled on a Dewey County, Oklahoma prospect in which the Company has a 17.5% working interest. The well was completed as a marginal producing gas well. The prospect is being evaluated for additional exploratory drilling.

     The Company purchased a 20% working interest in a Woods County, Oklahoma exploratory prospect. The initial test well was the re-entry of a previously drilled well which was washed-down, deepened, and is testing at March 11, 2002. At best, the well will be a marginal producer. No additional drilling is planned at present.

     A stepout well was drilled on a Cimarron County, Oklahoma prospect in which the Company has a 21% working interest. The well was plugged and abandoned, and the prospect was condemned.

     An indrill well in Burleson County, Texas in which the Company has a 10.3% working interest was tested, plugged and abandoned.

     The Company purchased a 13% working interest in an indrill prospect in McClain County, Oklahoma. A test well was drilled resulting in marginal oil production. The prospect is under evaluation for possible development drilling.

     The Company purchased a 5% interest in the wellbore rights of a stepout prospect in Beckham County, Oklahoma. The test well was completed as a gas producer. Additional leaseholds have been purchased in the area of mutual interest and offset drilling is under consideration.

     A stepout well in which the Company has a 19.6% working interest was drilled on a shallow Cimarron County, Oklahoma, exploratory prospect. The well has been temporarily abandoned pending further evaluation.

     The Company purchased a 10% working interest in an exploratory prospect in Seminole County, Oklahoma. The initial test well condemned the prospect.

     The Company elected under an Oklahoma Corporation Commission pooling order to participate as a working interest owner on a Dewey County mineral interest in which is has an approximate 1% combined royalty and working interest. The well was completed as a marginal gas producer. The Company participated, essentially, to obtain geological information.

     In addition to the drilling noted above, a Garvin County, Oklahoma, prospect in which the Company had 8.9% working interest was tested by the drilling of an exploratory well which was in process at December 31, 2000.

     The well was completed in March, 2001 as a marginal producer. No additional drilling is planned on the prospect.

As of March 11, 2002, the Company had the following exploratory drilling either in process, or planned.

     The Company purchased a 12.5% working interest in a Payne County, Oklahoma Prospect in November, 2001. A stepout well was started in January, 2002, and a completion attempt is in process. Casing was set on a second well in February, 2002, and it is waiting on a completion attempt.

     In October 2001, the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells are in process. Depending on the results of these test wells, the Company may participate in the exercise of a lease option for additional acreage and a related 3D seismic survey.

     In January, 2002, the Company purchased a 5% interest in a Stephens County, Oklahoma prospect on which an exploratory well was in process. The extent of additional drilling is dependent upon the results of the well which is still in process and interpretation of related 3D seismic.

     Two additional exploratory prospects may be drilled in 2002; however, the dates have yet to be set.

Management is always looking for exploratory prospects that meet its parameters. As a result, it is probable the Company will participate in additional prospects prior to year-end, 2002, and thereafter.

Customers. In 2001, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. The purchases were $332,916 or 14% of total oil and gas sales by one purchaser, and $320,891 or 13% of total oil and gas sales by the other. The Company sells most of its oil and gas on the spot market or has sales contracts that are based on the spot market price. A very minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

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

Other  Business.
----------------

At December 31, 2001 the Company had net equity of $227,901 in its 33% limited partner's interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership) which was formed in 1978 principally to invest in Oklahoma City real estate. The partnership has constructed an office building in Oklahoma City at a total cost of approximately $2,300,000 (unaudited) for the land and building. The Company has its office in the building under a lease with the partnership. At December 31 2001, the partnership had assets in excess of liabilities of $690,606 (unaudited) and had net income of $121,103 (unaudited) for the year then ended.

The Company has net equity of $114,285 at December 31, 2001, in its 9% interest in Millennium Golf Properties, LLC (Millennium) an Oklahoma limited liability company which owns and is operating two golf courses in the Oklahoma City metropolitan area. Millennium is participating in the development of real estate surrounding both golf courses. Millennium had assets in excess of liabilities of $1,388,241 (unaudited) at December 31, 2001, and net loss of $119,944 (unaudited) for the year then ended.

The Company has a net equity of $60,588 at December 31, 2001 in its 10% interest in OKC Industrial Properties, L.L.C. (OKC), an Oklahoma limited liability company which was formed in December 1992 to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. OKC had assets in excess of liabilities of $605,865 (unaudited) at December 31, 2001, and net income of $4,540 (unaudited) for the year then ended.

At  December  31,  2001,  the  Company  had a net equity of $132,112 for its 25%
interest in JAR Investments, LLC (JAR), an Oklahoma limited liability company which purchased Oklahoma City metropolitan area real estate to be improved for sale and/or lease. The property was purchased at a total cost of approximately $1,050,000. JAR had assets in excess of liabilities of $528,448 (unaudited) at December 31, 2001.

Reference is made to Item 6, subheading, "Equity Earnings (Loss) in Investees", and Note 7 of the accompanying financial statements for more information about the partnership and limited liability companies.

Employees.
----------

At December 31, 2001, the Company had eight employees, including officers. All the Company's employees devoted a portion of their time to duties with affiliated companies and received compensation directly from those companies during 2001. See Item 6, "Management's Discussion and Analysis of Financial
Conditions and Results of Operations - Certain Relationships and Related Transactions" for additional information.


Item  2.    Description  of  Properties.

The Company's principal properties are oil and natural gas properties as described below.

Oil  and  Natural  Gas  Operations.
-----------------------------------

Oil and Gas Reserves.  Reference is made to the unaudited supplemental financial
information  beginning  on   Page  33  for  working  interest  reserve  quantity
information.

Since January 1, 2001, the Company has filed no reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its annual 2000 report on Form 10-KSB and Federal income tax return for the year ended December 31, 2000. Those reserve estimates were identical.

Production. The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2001, 2000 and 1999. Equivalent MCF was developed using approximate relative energy content.

                     Royalties                       Working  Interests
                -----------------        ---------------------------------------
                   Sales  Price             Sales  Price      Average Production
                -----------------        -----------------
                  Oil       Gas            Oil       Gas           Cost per
                Per Bbl   Per MCF        Per Bbl   Per MCF       Equivalent MCF
                -------   -------        -------   -------    ------------------
     2001       $ 24.21   $ 4.35          $ 25.14      $ 4.24        $ 1.26

     2000       $ 27.31   $ 3.26          $ 27.59      $ 3.27        $ 1.09

     1999       $ 16.43   $ 1.94          $ 17.12      $ 2.12        $  .86

At December 31, 2001, the Company had working interests in 72 gross (8.1 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 67 gross (3.9 net) wells producing primarily oil. These interests were in 24,222 gross (2,746 net) producing acres. These wells include 44 gross (.32 net) wells associated with secondary recovery projects.

Forty-one percent, or 9,288 barrels of the Company's oil production during 2001 was derived from royalty interests in mature West Texas water-floods.

Undeveloped   Acreage.    The   Company's   undeveloped   acreage  consists   of
non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company's gross and net acres in each:

                                                           Acreage
                                               ------------------------------
                                                Gross                   Net
                                               -------                 ------
Non-producing  Mineral  Interests              270,229                 93,444

Undeveloped  Leaseholds                         47,305                  6,540

Net Productive and Dry Wells Drilled. The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 1999 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.


                        Number  of  Net  Working  Interest  Wells  Drilled
                      ----------------------------------------------------
                          Exploratory                    Development
                      ----------------------       ------------------------
                      Productive        Dry        Productive          Dry
                      ----------        ----       ----------          ----
2001                     .65            1.43            .10            ----
2000                     .79             .30           ----            ----
1999                     .30            1.37           ----            ----


Recent  Activities.   See  Item  1,  under  the  subheading,  "Exploratory Wells
Drilled in 2001 or Budgeted for 2002" for a summary of recent activities related to oil and natural gas operations.


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

                                                Quarterly  Ranges
                                           ---------------------------
           Quarter  Ending                 High  Bid          Low  Bid
           ---------------                 ---------          --------
               03/31/00                        36               36
               06/30/00                        36               32.5625
               09/30/00                        34.5             34
               12/31/00                        34.25            32
               03/31/01                        33               32
               06/30/01                        34               33
               09/30/01                        34.25            33.25
               12/31/01                        33.25            33.25

There was limited public trading in the Company's common stock in 2001 and 2000. In 2001, there were 17 brokered trades appearing in the Company's transfer ledger, and in 2000, there were 12.

At March 15, 2002, the Company had approximately 1473 record holders of its common stock. The Company paid dividends on its common stock in the amount of $1.50 per share in the second quarter of 2001 and $1.00 per share in 2000. Management intends to review the amount of the annual dividend to be paid in 2002 with the board of directors; however, it intends to recommend a dividend of at least $1.00 per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

Certain  Relationships  and  Related  Transactions.
---------------------------------------------------

The Company is affiliated with Mesquite Minerals, Inc., (Mesquite), Mid-American Oil Company (Mid-American), Lochbuie Limited Partnership (LLTD) and Lochbuie Holding Company (LHC). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite, Mid-American and LLTD.

Mason McLain, Robert T. McLain and Jerry L. Crow, Directors and officers of the Company, are Directors and officers of Mesquite and Mid-American. Kyle McLain and Cameron R. McLain are sons of Mason McLain who is a more than 5% owner of the Company and are advisory directors and employees of the Company. Kyle McLain is a director and employee of Mesquite and an advisory director and employee of Mid-American. Cameron R. McLain is a director and employee of Mid-American and an advisory director and employee of Mesquite. Mason McLain and Robert T. McLain, who are brothers, each own an approximate 32% limited partner interest in LLTD, and Mason McLain is president of LHC, the general partner of LLTD. Robert T. McLain is not an employee of any of the above entities, and devotes only a small amount of time conducting their business.

The above named officers, directors and employees as a group beneficially own approximately 34% of the common stock of The Reserve Petroleum Company, approximately 30% of the common stock of Mesquite, and approximately 16% of the common stock of Mid-American. These three corporations each have only one class of stock outstanding.

Mesquite, Mid-American and LLTD share facilities and employees with the Company. The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred during 2001 by payment to the Company in the amount of $150,676 by Mesquite, $106,360 by Mid-American and $70,907 by LLTD. Mesquite paid $104,412, Mid-American $73,703 and LLTD $49,135 in salaries to the employees of the Company in 2001, including amounts to officers, advisory directors and directors of $82,386 for Mesquite, $58,155 for Mid-American and $38,770 for LLTD.

Liquidity  and  Capital  Resources.
-----------------------------------

The Company had cash, cash equivalents and available for sale securities at December 31, 2001, totaling $5,503,110, an increase of $221,655 (4%) from the 2000 total of $5,281,455.

As shown in the Statements of Cash Flows, in 2001 net cash provided by operating activities was $1,127,454. In addition to the cash provided by operations,

$67,170 was received from property dispositions and $8,250 from distributions from equity investments for a total of $1,202,874. Property additions capitalized totaled $733,106, dividends paid to shareholders were $238,322 and treasury stock purchases amounted to $9,792 for total cash disbursements of $981,219. The balance remaining of $221,655 was used to increase cash and cash equivalents by $100,967 and available for sale securities by $120,688.

Available for sale securities are primarily US Treasury Bills and bank certificates of deposit which are used as short-term investments of cash not needed immediately. For the most part, cash flows with which these securities are purchased are generated by operating activities. When current cash requirements are greater than the balance of cash and cash equivalents, the additional required cash is drawn from available for sale securities.

Operating Activities. Net cash flows provided by operating activities decreased $41,608 (3.6%) to $1,127,454 in 2001 from $1,169,062 in 2000. The most significant items which caused the $41,608 net decrease will be summarized and discussed in the following paragraphs. Also see "Results of Operations," below in this Item 6 for further discussion of operating activities.

     Cash Provided. Cash flows from oil and gas sales increased $392,594 (18%) to $2,550,728. To a great extent the increase resulted because unusually high prices received for production in the last quarter of 2000 caused a significant cash flow increase in the first quarter of 2001. Normally, cash payments for oil and gas sales are received within one to three months after the sale.

Interest received increased $46,146 (17%) to $313,785 as substantial treasury bill maturities in the first six months of 2001 caused an inflow of cash in 2001; however, the interest was accrued to earnings in 2000.

In 2001, the Company received a $85,504 cash settlement from class action lawsuits. To a great extent, the settlement related to disputed natural gas transporting charges.

Cash provided by lease bonuses and rentals decreased $21,336 (70%) to $9,154. Most of the decrease was the result of a decline of lease bonus income in the states of Texas and Oklahoma.

     Cash Applied. Cash applied to production costs increased $57,630 (16%) to $427,512. Of the increase, approximately $21,000 was production taxes related to the increased cash received from oil and gas sales discussed above. Of the remainder, about $30,000 was applied to lease operating expenses which increased because of the costs of new wells which first produced in 2001 and older wells which required more maintenance. Most of the remaining $6,000 increase was for hauling and transportation costs.

Cash applied to exploration costs in 2001 increased $133,485 (53%) to $383,704. This item consists of unsuccessful exploratory drilling expenditures as well as geological and geophysical costs that are directly related to the Company's oil and gas exploration drilling activity. That activity includes substantially all of the Company's property additions discussed below under the subheading "Investing Activities". In addition to the $383,704 classified as operating activities, $733,106 was classified as investing activities for a total of $1,116,810. This compares to 2000 cash applied to property additions which included $250,219 classified as operating activities and $580,211 classified as investing activities for a total of $830,430.

Cash applied to general suppliers, employees and taxes other than income increased $48,760 (7%) to $718,253 in 2001. Most of the increase was the result of a $33,000 increase in employees salaries and directors' fees and additional real estate taxes on Texas producing properties of $15,000.

Cash applied to income taxes increased $304,046 because of estimated additional income tax owed for 2000 and paid in 2001 and estimated tax deposits for 2001.

Investing Activities. Net cash applied to investing activities decreased $258,151 (25%) to $778,374 in 2001. The decrease resulted because net cash applied to available for sale securities declined $458,016 (79%) to $120,688 and net cash applied to equity investments declined $88,250. The declines in cash applied were partially offset by an increase in cash applied to property additions of $152,895 (26%) to $733,106 and a decrease in cash provided by property dispositions of $135,220 (67%) to $67,170.

See the first paragraph under this Item 6 subheading "Liquidity and Capital Resources", for a discussion relating to purchase and sale of available for sale securities.

The Company received a cash distribution from equity investments in 2001 of $8,250 as compared to a net contribution of $80,000 in 2000 for a net decrease in cash applied of $88,250. In 2000 an equity investment of $150,000 was made for a 25% interest in an Oklahoma limited liability company formed to purchase and hold certain Oklahoma City area real estate as an investment. Also, in 2000, $70,000 was distributed from equity investees, mostly as a result of real estate sales.

See a discussion of property additions under the above subheading, "Operating Activities - Cash Applied". The most significant factor in cash provided by property dispositions declining by $135,220 to $67,170 was the sale of Oklahoma farm land in 2000 for a net gain of $177,364.

Financing Activities. Cash applied to financing activities increased $77,791 (46%) to $248,133. Cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2001, cash dividends paid on common stock amounted to $238,322 as compared to $166,582 in 2000. For the most part, the increase was the result of an increase in cash dividends per share to $1.50 in 2001 from $1.00 in 2000. Cash applied to the purchase of treasury stock was $9,792 in 2001 as compared to $3,740 in 2000.

Forward-looking Summary. Refer to page 3 for a summary of the risks and uncertainties that may affect this forward-looking summary. The Company has experienced declining volumes of production in recent years as new discoveries of oil and gas reserves have not offset the decrease in production of older properties. Also, the prices received for production through February, 2002, have declined significantly from the average prices received for 2001. If the above trends continue, cash flows from operations in 2002 will be significantly reduced from the 2001 amount. Management's latest estimates of business to be done in 2002 and beyond indicates the projected activity can be funded from net working capital plus estimated cash flow from operations and other internal sources. As noted above, the Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company's risk parameters become available, or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

Results  of  Operations.
------------------------

Net income for 2001 was $268,038, a $508,324 (65%) decrease from net income of $776,362 in 2000. Net income per share, basic and diluted, was $1.60 in 2001 as compared to $4.63 in 2000, a decline of $3.03 per share. Material line item changes in the statements of operations included in Item 7 of this 10-KSB will be discussed in the following paragraphs.

Operating Revenues. Operating revenues increased $59,299 (2.5%) to $2,444,368 in 2001. The increase was the combined result of an increase in oil and gas sales of $80,636 (3.4%) to $2,435,214 as partially offset by a $21,337 decline in revenue from lease bonuses and rentals to $9,154.

The increase in oil and gas sales of $80,636 was the net result of a $193,536 increase in gas sales as offset by a $99,718 decrease in oil sales plus a $13,182 decrease in miscellaneous oil and gas production and sales. To help explain the changes, the following table presents a price and volume analysis of oil and gas sales from 2000 to 2001. Miscellaneous oil and gas product sales of $13,646 in 2001 and $26,828 in 2000 are not included in the analysis.

                                         Variance
                                     -------------------
     Production            2001       Price       Volume        2000
     ----------          -------     ------       ------      -------
     Oil  -
     Bbls (000 omitted)       22       ---           (1)           23

     $(000 omitted)      $   541       (65)         (35)      $   641

     Unit  Price         $ 24.48     (2.93)         ---       $ 27.41

     Gas  -

     MCF (000 omitted)       439       ---          (78)          517

     $(000 omitted)      $ 1,881       449         (255)      $ 1,687

     Unit  Price         $  4.29      1.02          ---       $  3.27

Revenues from oil sales decreased $99,718 (16%) to $540,959 in 2001 from $640,677 in 2000 as a result of a decrease in the average unit price per barrel
(Bbl) sold and a decline in Bbls of oil sold. The average unit price of oil sales declined $2.93 per Bbl to $24.48 per Bbl creating a negative price variance totaling $64,720, and the number of Bbls sold fell 1,276 to 22,101 Bbls creating a negative volume variance of $34,998.

Revenues from natural gas sales increased $193,536 (11%) to $1,880,609 in 2001 from $1,687,073 in 2000 as a result of an increase in the average price received per thousand cubic feet (MCF) of gas sales as partially offset by a decline in the volume of gas sold. A positive price variance of $448,715 resulted because the average price per MCF increased $1.02 per MCF to $4.29 from $3.27 per MCF in 2000. A negative volume of $255,179 resulted from a decline in volume sold of 78,037 MCF to 438,537 MCF in 2001 from 516,574 MCF in 2000.

For both oil and gas, the price change was the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based. The decrease in volume of production occurred because new production which came on line in 2001 was not sufficient to replace the production lost to the normal decline of more mature producing properties.

Operating Costs and Expenses. Operating costs and expenses increased $637,700 (38%) to $2,320,360 in 2001, from $1,682,660 in 2000. The $637,700 increase was the result of an increase in production costs of $44,369 (12%), an increase in exploration costs of $68,378 (23%), an increase in depreciation, depletion, amortization and valuation provisions of $478,269 (125%) and an increase in general, administrative and other expense of $46,684 (7%). The material components of these line items will be discussed below.

     Production costs. The $44,369 increase in production costs was the result of a $25,597 (11%) increase in lease operating expense to $248,728, a $12,406 (10%) increase in gross production tax to $140,786 and a $6,367 (22%) increase in other oil and gas production related expenses, mostly transportation and compression costs, to $35,712. For the most part, the additional lease operating expense was the result of new wells which first produced in late 2000 or early 2001. Gross production taxes are state taxes which are calculated as a percentage of gross proceeds from the sale of products from each property;
therefore, they tend to fluctuate with the change in the dollar amount of revenues from oil and gas sales. Transportation and compression costs increased on a royalty interest gas well in decline.

     Exploration Expense. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling are capitalized. Total costs of exploration, inclusive of geological and geophysical costs, were $1,026,946 in 2001 and $829,633 in 2000. Costs charged to operations were $362,313 in 2001 and $293,935 in 2000, inclusive of geological and geophysical costs of $4,307 in 2001 and $149,719 in 2000. Approximately $145,000 of the geological and geophysical costs for 2000 were for a three-dimensional seismic program in North Texas, covering approximately thirty square miles. See Item 1 subheading "Exploratory Wells Drilled in 2001 or Budgeted for 2002" for more information.

     Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components are the provision for impairment of non-producing leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment was $94,184 in 2001 and $94,321 in 2000.

As discussed in Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Reviews were performed in both 2001 and 2000, resulting in the recognition of an impairment loss of $507,565 in 2001 and $91,595 in 2000. To a great extent, the $415,970 increase in the impairment was the result of a decline in the spot market price of oil and gas at year end 2001 as compared to year end 2000. Those prices were one of the factors used in determining the estimated cash flow from future working interest production upon which the estimated fair market value of the properties was based. At December 31, 2001, the unit price was $18.75 per barrel for oil and $2.10 per thousand cubic feet for gas, and at December 31, 2000 the unit price was $26.25 for oil and $5.67 for gas.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provisions for depletion and depreciation totaled $249,764 in 2001 and $187,314 in 2000. For the most part, the $62,450 (33%) increase was the result of $113,604 depreciation on lease and well equipment and intangible development costs on properties which first produced in 2000 and 2001, as partially offset by a decline in depreciation related to more mature properties.

     General, Administrative and Other Expenses (G&A). The $46,684 increase in G&A was, to a significant degree, the result of increased salaries and directors' fees of approximately $33,000 and increased franchise and real estate taxes in the state of Texas of about $19,000. The increased taxes were the result of increased Texas oil and gas revenues.

Equity Earnings (Loss) in Investees. In 2001, this line item fell $30,974 to a loss of $945 from earnings of $30,029 in 2000. The following is an analysis of earnings (loss) of equity investees by entity for the years 2001 and 2000. See
Item 1 subheading, "Other Business", for more information about equity investments.

                                                                   2001  over
                                       Net  Income  (Loss)           (Under)
                                       2001            2000            2000
                                      -------        -------         -------
Broadway  Sixty-Eight, Ltd.           $39,964         28,860          11,104
Millennium Golf Properties, LLC       (23,475)       (28,417)          4,942
OKC  Industrial  Properties, LC           454         45,127         (44,673)
LBR  Geophysics,  LLC                     ---        (15,541)         15,541
JAR  Investment,  LLC                 (17,888)           ---         (17,888)
                                      -------       --------        --------
   Total                              $  (945)        30,029         (30,974)
                                      =======        =======         =======

OKC Industrial Properties had significant real estate sales in 2000, which were not duplicated in 2001. LBR Geophysics is an inactive LLC and the Company's investment in the LLC was charged to equity earnings in investees in 2000. JAR Investments, LLC started business in December, 2000, and generated no income from its real estate investments in 2001 as it prepared them for rental or sale.

Other Income, Net. See Note 11, to the accompanying financial statements for an analysis of the components of this line item for the years ended 2001 and 2000. Other income, net decreased $141,604 (51%) to $136,016 in 2001 from $277,620 in 2000. A discussion of significant components resulting in the net decrease follow.

Realized and unrealized loss on trading securities decreased $23,465 (14%) to $143,430 in 2001. Realized gains or losses result when a trading security which is owned is sold. Unrealized gains or losses result from adjusting the Company's basis in trading securities owned at the reporting date to estimate fair market value. In 2001, the Company had realized losses of $75,720 and unrealized losses of $67,710. In 2000, the Company had realized losses of $69,490 and unrealized losses of $97,404.

Gain (loss) on sale of assets decreased $208,714 to a loss of $14,437 in 2001 from a gain of $194,277 in 2000. In 2000, the Company sold Oklahoma farm land for a gain of $177,364. In 2001, no such sale occurred.

For the most part, interest income is derived from available for sale securities. These investments are US treasury bills or local, Oklahoma City, OK, bank certificates of deposit. In 2001, interest income declined $38,247 (14%) to $236,200 as the combined result of a decrease in the rate of interest received as partially offset by an increase in the average balance of the investments.

In  2001,  the  Company received $85,504 in settlement of class action lawsuits.
In  2000,  no  such  settlements  were  received.

Provisions for (Benefit from) Income Taxes. See Note 6 to the accompanying financial statements for an analysis of the various components of income taxes for both 2001 and 2000. In 2001, the Company had a calculated benefit from income tax of $8,959 as a deferred tax benefit of $36,325 exceeded the current tax expense of $27,366. In 2000, the Company had a calculated provision for income tax of $233,696 as the current tax expense of $186,522 was increased by a deferred tax expense of $47,174.

Factors  Affecting  Future  Operations.    Refer  to Page 3 for a summary of the
risks  and  uncertainties  that  may  affect  this  forward-looking  summary.

Revenues from oil and gas sales in 2002 could be as much as 40% or more less than sales in 2001 based on the spot market for Oklahoma sweet crude for March 7, 2002, and published index prices for natural gas for March 2002, assuming production volumes for 2002 approximate 2001. Management anticipates prices will continue to fluctuate as they have in the past. Any attempt to estimate prices to be received in 2002 will be subject to significant error. Any substantial increase in the volumes of production is dependent upon future additions to reserve quantities.

Exclusive of exploration costs and DD&A, operating costs and expenses for 2002 should not increase or decrease more than 10%, given the current level of operations; however, an increase in producing properties could result in a greater increase in production costs. As discussed under the subheading,
"Operating Costs and Expenses", above, both exploration costs and DD&A have large variable factors which can change significantly, either up or down, and are therefore difficult to project with any degree of confidence.

Equity earnings in investees have, in the past, made significant contributions to the Company's net income and could in 2002 and future years. However, the Company has very little control over these entities and their management could make decisions in their own best interests which would not necessarily be in the best interest of the Company. Three of the entities are involved to various degrees in real estate development and/or subdivision for sale or lease and have limited control of when the sale or lease may occur.

Other income, net, for 2002 should be within 20%, plus or minus, of the 2001 amount. An anticipated large decline in interest income resulting from reduced interest rates on cash equivalents and available for sale securities may be partially offset by a decrease in losses from trading securities. The Company's basis in trading securities has been significantly reduced by prior year realized and unrealized losses, and trading prices have recently stabilized.

Item  7.  Financial  Statements.

          Index  to  Financial  Statements.
                                                                            Page
                                                                            ----

          Report of Independent Certified Public Accountants - Grant
          Thornton LLP                                                        18

          Balance  Sheets  -  December  31,  2001  and  2000                  19

          Statements of Operations - Years Ended December 31, 2001 and 2000   21

          Statement of Stockholders' Equity - December 31, 2001 and 2000      22

          Statements of Cash Flows - Years Ended December 31, 2001 and 2000   23

          Notes  to  Financial  Statements                                    25

          Unaudited  Supplemental  Financial  Information                     33

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board  of  Directors
The  Reserve  Petroleum  Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP


Oklahoma  City,  Oklahoma
March  12,  2002

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                            December  31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Current  Assets:
    Cash  and Cash Equivalents (Note 2)               $  431,145     $  330,178
    Available for Sale Securities (Notes 2 & 5)        5,071,965      4,951,277
    Trading Securities (Notes 2 & 5)                     259,160        400,371
    Receivables                                          247,485        443,933
    Refundable  Income  Taxes                            150,238           ----
    Prepayments  &  Deferred  Income  Taxes               24,655          5,625
                                                      ----------     ----------
                                                       6,184,648      6,131,384
                                                      ----------     ----------

Investments:
    Partnership  and  Limited
      Liability Companies (Notes 2 & 7)                  534,886        544,081
    Other                                                 15,298         15,298
                                                      ----------     ----------
                                                         550,184        559,379
                                                      ----------     ----------

Property, Plant & Equipment (Notes 2, 8, 10 & 12):
    Oil & Gas Properties, at Cost Based on the
      Successful  Efforts  Method  of  Accounting
        Unproved  Properties                             546,607        531,093
        Proved  Properties                             4,605,581      4,561,075
                                                      ----------     ----------
                                                       5,152,188      5,092,168

      Less - Valuation Allowance and Accumulated
        Depreciation, Depletion & Amortization         4,166,076      3,959,762
                                                      ----------     ----------
                                                         986,112      1,132,406
                                                      ----------     ----------

      Other Property & Equipment, at Cost                340,496        330,490
      Less - Accumulated Depreciation & Amortization     160,533        175,846
                                                      ----------     ----------
                                                         179,963        154,644
                                                      ----------     ----------

                                                       1,166,075      1,287,050
                                                      ----------     ----------

Other  Assets                                            513,804        494,868
                                                      ----------     ----------

                                                      $8,414,711     $8,472,681
                                                      ==========     ==========

(continued)
See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

(concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            December  31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Current  Liabilities:
    Accounts  Payable                                 $   97,570     $   41,321
    Income  Taxes  Payable                                  ----        118,500
    Other  Current  Liabilities  -
      Deferred  Income  Taxes  and  Other                 50,111         65,752
                                                      ----------     ----------

                                                         147,681        225,573
                                                      ----------     ----------

Dividends  Payable  (Note  3)                            140,827        128,037
                                                      ----------     ----------


Commitments  &  Contingencies  (Note  7)

Stockholders'  Equity  (Notes  3  &  4)
    Common  Stock                                         92,368         92,368
    Additional  Paid-in  Capital                          65,000         65,000
    Retained Earnings                                  8,171,082      8,154,158
                                                      ----------     ----------
                                                       8,328,450      8,311,526

    Less  -  Treasury  Stock,  at  Cost                  202,247        192,455
                                                      ----------     ----------

                                                       8,126,203      8,119,071
                                                      ----------     ----------

                                                      $8,414,711     $8,472,681
                                                      ==========     ==========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS


                                                             Year Ended
                                                            December  31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Operating  Revenues:
    Oil  &  Gas  Sales                                $2,435,214     $2,354,578
    Lease  Bonuses  &  Other                               9,154         30,491
                                                      ----------     ----------
                                                       2,444,368      2,385,069
                                                      ----------     ----------

Operating  Costs  and  Expenses:
    Production                                           425,226        380,857
    Exploration                                          362,313        293,935
    Depreciation,  Depletion,  Amortization
      &  Valuation  Provisions                           861,350        383,081
    General,  Administrative  and  Other                 671,471        624,787
                                                      ----------     ----------
                                                       2,320,360      1,682,660
                                                      ----------     ----------
Income  from  Operations                                 124,008        702,409
Equity  Earnings  (Loss) in Investees                       (945)        30,029
Other  Income,  Net  (Note  11)                          136,016        277,620
                                                      ----------     ----------
Income  before  Income  Taxes                            259,079      1,010,058
Provisions for (Benefits from) Income
  Taxes  (Notes 2 & 6)                                    (8,959)       233,696
                                                      ----------     ----------
Net  Income                                           $  268,038     $  776,362
                                                      ==========     ==========

Per  Share  Data  (Note  2):
    Net  Income,  Basic  and  Diluted                 $     1.60     $     4.63
                                                      ==========     ==========

     Cash  Dividends                                  $     1.50     $     1.00
                                                      ==========     ==========

Weighted Average Shares Outstanding, Basic
  and Diluted                                            167,304        167,551
                                                      ==========     ==========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2001


                                           Additional
                                  Common     Paid-in    Retained    Treasury
                                   Stock     Capital    Earnings     Stock
                                  --------  ---------  ----------  ----------
Balance at January 1, 2000        $ 92,368    65,000    7,545,405   (188,715)


  Net  Income                         ----      ----      776,362       ----

  Cash Dividends on Common Stock      ----      ----     (167,609)      ----

  Purchase of Treasury Stock          ----      ----         ----     (3,740)
                                  --------   -------   ----------   --------
Balance at December 31, 2000        92,368    65,000    8,154,158   (192,455)


  Net  Income                     --------   -------     268,038        ----

  Cash Dividends on Common Stock     -----      ----    (251,114)       ----

  Purchase  of Treasury Stock        -----      ----        ----      (9,792)
                                  --------   -------   ---------   ---------

Balance at December 31, 2001      $ 92,368   $65,000   $8,171,082  $(202,247)
                                  ========   =======   ==========  =========



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                             Year Ended
                                                            December  31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Cash  Flows  from  Operating  Activities:
  Cash  Received-
    Oil  and  Gas Sales                              $  2,550,728   $ 2,158,134
    Lease  Bonuses  and  Rentals                            9,154        30,490
    Agricultural  Rentals  & Other                          5,378         1,620
  Cash  Paid-
    Production  Costs                                    (427,512)     (369,882)
    Exploration  Costs                                   (383,704)     (250,219)
    General Suppliers, Employees and Taxes,
      Other than Income                                  (718,253)     (669,493)
    Interest  Received                                    313,785       267,639
    Interest  Paid                                        (11,250)       (7,838)
    Settlement of Class Action Lawsuits                    85,504          ----
    Dividends  Received  on  Trading
      Securities                                            1,947         5,759
    Purchase  of  Trading  Securities                    (725,049)   (1,171,151)
    Sale  of  Trading  Securities                         722,830     1,166,061
    Income  Taxes  Refunded  (Paid)                      (296,104)        7,942
                                                     ------------   -----------

      Net Cash Provided by Operating Activities         1,127,454     1,169,062
                                                     ------------   -----------

Cash  Flows  from  Investing  Activities:
  Sale  and  Maturity  of  Available  for
    Sale  Securities                                   11,220,548     4,897,822
    Purchase  of  Available for Sale Securities       (11,341,236)   (5,476,526)
    Property  Dispositions                                 67,170       202,390
    Property  Additions                                  (733,106)     (580,211)
    Cash Distributions from Equity Investments              8,250        70,000
    Cash  Paid  for  Equity Investments                         0      (150,000)
                                                     ------------   -----------

      Net Cash Applied to Investing Activities       $   (778,374)  $(1,036,525)
                                                     ------------   -----------


(Continued)

See  Accompanying  Notes

(Concluded)

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                             Year Ended
                                                            December  31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Cash  Flows  Applied  to  Financing  Activities:
  Dividends  Paid  to  Shareholders                  $   (238,321)  $  (166,582)
  Purchase  of  Treasury  Stock                            (9,792)       (3,740)
                                                     ------------   -----------

    Total Cash Applied to Financing Activities           (248,113)     (170,322)
                                                     ------------   -----------

Net Change in Cash and Cash Equivalents                   100,967       (37,785)
Cash and Cash Equivalents at Beginning of Year            330,178       367,963
                                                     ------------   -----------

Cash and Cash Equivalents at End of Year             $    431,145   $   330,178
                                                     ============   ===========

Reconciliation  of  Net  Income  to  Net
  Cash  Provided  by  Operating  Activities:
    Net  Income                                      $    268,038   $   776,362

  Net  Income  Increased  (Decreased)  by  -
    Net  Change  in  -
      Unrealized  Holding  (Gains)  Losses
        on  Trading  Securities                            67,710        97,404
      Accounts  Receivable                                118,653      (191,570)
      Interest  and  Dividends  Receivable                 77,585        (6,807)
      Income  Taxes  Refundable/Payable                  (268,738)      194,464
      Accounts  Payable                                     1,035         1,400
      Trading  Securities                                  73,377        64,400
      Cash Value of Officers' Life Insurance              (50,613)      (24,759)
      Prepayments                                                        53,110
      Deferred  Taxes                                     (36,325)       47,174
      Gas  Balancing  Liabilities                            ----        (3,728)
    Equity  Earnings  in  Investees                           945       (30,029)
    Disposition  of  Property  &  Equipment                14,437      (191,440)
    Depreciation,  Depletion,  Amortization
      and  Valuation  Provisions                          861,350       383,081
                                                     ------------   -----------

Net Cash Provided by Operating Activities            $  1,127,454   $ 1,169,062
                                                     ============   ===========

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - NATURE  OF  OPERATIONS
         ----------------------

     The Company is principally engaged in oil and natural gas exploration and development with an area of concentration in Texas and Oklahoma.

Note 2 - SUMMARY  OF  ACCOUNTING  POLICIES
         ---------------------------------

     Property  and  Equipment
     ------------------------

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

     Cash  &  Cash  Equivalents
     --------------------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on such accounts.

     Income  Taxes
     -------------

     Deferred income taxes are provided for significant carryforwards and temporary differences using the liability method. See Note 6 for additional information.

     Net  Income  Per  Share
     -----------------------

     Net Income per share is calculated based on the weighted average of the number of shares outstanding during the year.

     Concentrations  of  Credit  Risk  and  Major  Customers
     -------------------------------------------------------

     The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas and Oklahoma. The Company had two purchasers in both 2001 and 2000 whose purchases were in excess of 10% of total oil and gas sales. In 2001, the purchases were $332,916 or 14% of total oil and gas sales by one purchaser, and $320,891 or 13% of total oil and gas sales by the other. In 2000, the purchases were $327,699, or 14%, by one purchaser, and $274,832, or 12% by the other.

     Use  of  Estimates
     ------------------

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

Note 4 - COMMON  STOCK
         -------------

     The following table summarizes the changes in common stock issued and outstanding:

                                                     Shares  of
                                         Shares       Treasury        Shares
                                         Issued         Stock       Outstanding
                                        ----------   -----------    -----------
     January  1,  2000,  $.50
     par  value  stock,  400,000
     shares  authorized                 184,735.28     17,109.55     167,625.73

     Purchase  of  stock                      ----        187.00        (187.00)
                                        ----------     ---------     ----------

     December  31,  2000,  $.50
     par  value  stock,  400,000
     shares  authorized                 184,735.28     17,296.55     167,438.73

     Purchase  of  stock                      ----        306.00        (306.00)
                                        ----------     ---------     ----------

     December  31,  2001,  $.50
     par  value  stock,  400,000
     shares  authorized                 184,735.28     17,602.55     167,132.73
                                        ==========     =========     ==========

Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES
         -----------------------------------------

     At December 31, 2001 and 2000, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not required. The available for sale securities by contractual maturity are as follows at December 31, 2001:

               Due  within  one  year  or  less       $ 4,871,965
                                                      ===========

               Due  within  one  to  five  years      $   200,000
                                                      ===========

     In 2001, an early withdrawal of $100,000 from a no penalty bank certificate of deposit resulted in no gain or loss. In 2000 there were no sales of securities prior to maturity.

     As to the trading securities held at year end, unrealized trading (losses) included in earnings were ($67,710) in 2001 and ($93,290) for 2000.

Note 6 - INCOME  TAXES
         -------------

     Components  of  deferred  taxes  follow:

                                                            December  31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
     Assets
       Leasehold  Costs                               $  159,763     $  192,880
       Gas  Balancing  Receivable                         52,379         52,379
       Long-Lived  Asset  Impairment                     256,524        105,984
       Marketable  Securities                             50,478         27,199
       Equity  Investments  and  Other                     4,092          4,554
                                                      ----------     ----------
          Total  Assets                                  523,236        382,996

       Valuation  Allowance                                 ----           ----
                                                      ----------     ----------

          Total Assets, Net of Valuation Allowance       523,236        382,996
                                                      ----------     ----------

     Liabilities
       Receivables                                        31,448         42,840
       Intangible  Development  Costs                    362,839        247,532
                                                      ----------     ----------
          Total  Liabilities                             394,287        290,372
                                                      ----------     ----------

     Net  Deferred  Tax  Asset                        $  128,949     $   92,624
                                                      ==========     ==========

     Change  in Valuation Allowance for the Year     $      ----     $     ----
                                                     ============    ==========

     The following table summarizes the current and deferred portions of income tax expense.

                                                             Year Ended
                                                            December  31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
     Current  Tax  Expense:
       Federal                                        $   27,366     $  186,522
       State                                                ----           ----
                                                      ----------     ----------
                                                          27,366        186,522
     Deferred  Provision  (Benefit)                      (36,325)        47,174
                                                      ----------     ----------

     Total  Provision  (Benefit)                      $   (8,959)    $  233,696
                                                      ==========     ==========

     The total provision for (benefit from) income tax expressed as a percentage of income before income tax was (3%) in 2001 and 23% in 2000. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 2001 and 2000 to income before income tax as summarized in the following reconciliation:

                                                             Year Ended
                                                            December  31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
     Computed  Federal  Tax
       Provision                                      $   90,678     $  353,520

     Increase  (Decrease)  in  Tax  From:
       Allowable Depletion in Excess of Basis            (75,342)      (103,681)

       Non-conventional  Fuel  Credit                     (9,191)        (7,861)

       Corporate  Graduated  Tax  Rate
         Structure                                       (10,216)        (6,294)

       Dividend  Received  Deduction                        (477)        (1,411)

       Other                                              (4,411)          (577)
                                                     -----------     ----------

       Provision for (Benefit from) Income Tax       $    (8,959)    $  233,696
                                                     ===========     ==========

       Effective  Tax  Rate                                  (3%)            23%
                                                     ==========      ==========

Note 7 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has a 33% interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership). The Partnership had assets in excess of liabilities of $690,606 and $594,503, at December 31, 2001 and 2000, respectively, and its net income for the periods then ended was $121,103 and $87,457.

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

     The office building is financed by a mortgage loan with a balance of $348,018 at December 31, 2001. The loan matures in 2002 with interest at New York prime rate. The loan is collateralized by a first mortgage on the land and building, and the assignment of leases and rents.

     The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the partnership was approximately $26,000 for each of the years ended December 31, 2001 and 2000.

     The Company has a 9% interest in Millennium Golf Properties, LLC (Millennium), an Oklahoma limited liability company. Millennium owns and operates two Oklahoma City area golf courses, Coffee Creek Golf Course and River Oaks Golf Course. It is also involved in real estate development around each golf course. River Oaks Golf Course, purchased in 1999, has been extensively renovated. The River Oaks purchase, renovations and related real estate development are financed by loans collateralized by the land and buildings of both Coffee Creek and River Oaks. The loans totaled $2,905,564 at December 31, 2001. At December 31, 2001, the Company's net equity in Millennium was $114,285 as compared to $137,760 at December 31, 2000.

     In December, 1992, the Company invested $90,000 for a 10% interest in OKC Industrial Properties, L.L.C., (OKC) an Oklahoma limited liability company, which was formed to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. At December 31, 2001, the Company's net equity in the limited liability company was $60,588, compared to $60,134 at December 31, 2000.

     In December, 2000, the Company invested $150,000 for a 25% interest in JAR Investment, LLC, an Oklahoma limited liability company. The LLC purchased Oklahoma City metropolitan area real estate to be improved for sale and/or lease. The purchase price of $1,050,000 was financed by a $550,000 variable rate mortgage loan with the initial rate at 8.5% and the LLC's initial capital contributions of $600,000 towards the initial purchase price, closing costs and interest maintenance reserve. The Company signed a guaranty agreement limited to 25% of the outstanding principal balance and interest owed on the loan. At December 31, 2001 the Company's net equity was $132,112 compared to $150,000 at December 31, 2000.

Note 8 - COSTS  INCURRED  IN  OIL  AND  GAS  PROPERTY  ACQUISITION, EXPLORATION,
         -----------------------------------------------------------------------
         AND  DEVELOPMENT  ACTIVITIES
         ----------------------------

     All of the Company's oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

                                                             Year Ended
                                                            December  31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
     Acquisition  of  Properties
       Unproved                                       $  163,002     $  189,410
       Proved                                         $     ----     $    -----

     Exploration  Costs                               $  863,944     $  640,223

     Development  Costs                               $   66,058     $    8,281


Note 9 - FINANCIAL  INSTRUMENTS

     The following table includes various estimated fair value information as of December 31, 2001 and 2000, which pertains to the Company's financial instruments and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

     All of the Company's financial instruments are held for purposes other than trading, except for trading securities.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     1.  Cash  and  Cash  Equivalents
         ----------------------------

     The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

     2.  Available  for  Sale  Securities
         --------------------------------

     The  estimated  fair  values  are  based  upon  quoted  market  prices.

     3.  Trading  Securities
         -------------------

     The  estimated  fair  values  are  based  upon  quoted  market  prices.

     4.  Dividends  Payable
         ------------------

     Due to the uncertainty regarding when such amounts will be paid, it is not practicable to estimate fair value.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                             2001                    2000
                                    ----------------------  ----------------------
                                    Carrying    Estimated    Carrying   Estimated
                                      Amount    Fair Value    Amount    Fair Value
                                    ----------  ----------  ----------  ----------
     Financial  Assets
       Cash and Cash Equivalents    $  431,145  $  431,145  $  330,178  $  330,178
       Available for Sale Securities 5,071,965   5,071,965   4,951,277   4,951,277
       Trading  Securities             259,160     259,160     400,371     400,371
     Financial  Liabilities
       Dividends Payable for which
         it is not practicable to
         estimate  fair  value        (155,827)        N/A    (143,037)        N/A

Note 10 - LONG-LIVED  ASSETS  IMPAIRMENT  LOSS
          ------------------------------------

     Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $507,565 for the year ended December 31, 2001, and $91,595 for the year ended December 31, 2000, are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions.

Note 11 - OTHER  INCOME,  NET
          -------------------

     The following is an analysis of the components of Other Income, Net for the years ended 2001 and 2000:

                                                          2001           2000
                                                       ----------     ----------
       Realized  and  Unrealized  (Loss)
         On  Trading  Securities                       $(143,430)     $(166,895)
       Gain  (Loss)  on  Asset  Sales                    (14,437)       194,277
       Interest  Income                                  236,200        274,447
       Settlements  of  Class  Action  Lawsuits           85,504           ----
       Agricultural  Rental  Income                        5,600          5,600
       Dividend  and  Other  Income                        2,050          5,809
       Interest  and  Other  Expenses                    (35,471)       (35,618)
                                                       ---------      ---------

           Other  Income  (Loss),  Net                 $ 136,016      $ 277,620
                                                       =========      =========

Note 12 - ASSET  RETIREMENT  OBLIGATIONS
          ------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143; however, at this time, the Company does not believe the impact of this statement will be material to its financial position or results of operations.

                  UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                                                         SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)


                                                             Year Ended
                                                            December  31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------     ----------
     Oil  &  Natural  Gas  Liquids  (Bbls)
       Proved  Developed  and
         Undeveloped  Reserves
           Beginning  of  Year                          30,179          29,021

           Revisions  of  Previous  Estimates           (2,405)            717

           Extensions  and  Discoveries                 13,819           8,318

           Production                                   (6,995)         (7,877)

           Sale  of  Reserves  in  Place                  ----            ----
                                                     ---------       ---------

           End  of  Year                                34,598          30,179
                                                     =========       =========

         Proved  Developed  Reserves
           Beginning  of  Year                          30,179          29,021

           End  of  Year                                34,598          30,179

     Gas  (MCF)
         Proved  Developed  and  Undeveloped
           Reserves  Beginning  of  Year             1,353,127       1,404,458

           Revisions  of  Previous  Estimates          (56,495)         75,445

           Extensions  and  Discoveries                118,997         139,715

           Production                                 (266,239)       (266,491)

           Sale of Reserves in Place                      ----            ----
                                                     ---------       ---------

           End  of  Year                             1,149,390       1,353,127
                                                     =========       =========

         Proved  Developed  Reserves
           Beginning of Year                         1,353,127       1,404,458

           End  of  Year                             1,149,390       1,353,127

(continued)

 See  notes  on  next  page

                                                         SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)


(Concluded)


Notes 1. Estimates of royalty interests reserves have not been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 17,549 Bbls of oil and 214,298 MCF of gas for the year ended December 31, 2001, and 15,500 Bbls of oil and 250,082 MCF of gas for the year ended December 31, 2000.

       2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 2001 and 2000. All reserves are located within the United States.

       3. The Company emphasizes that the reserve volumes shown are estimates which by their nature are subject to revision in the near term. The estimates have been made by utilizing geological and reservoir data, as well as actual production performance data available to the Company. These estimates are reviewed annually and are revised upward or downward, as warranted by additional performance data.

                                                         SUPPLEMENTAL SCHEDULE 2



                          THE RESERVE PETROLEUM COMPANY
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                      RELATING TO PROVED WORKING INTERESTS
                              OIL AND GAS RESERVES
                                  (Unaudited)




                                                          At December  31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Future  Cash  Inflows                                $ 3,105,709    $ 8,672,165

Future  Production  and
  Development  Costs                                  (1,204,474)    (1,812,991)

Future  Income  Tax  Expense                            (516,700)    (2,003,370)
                                                     -----------    -----------
Future  Net  Cash  Flows                               1,384,535      4,855,804

  10%  Annual  Discount  for
  Estimated  Timing  of  Cash  Flows                    (419,950)    (1,479,373)
                                                     -----------    -----------

Standardized  Measure  of  Discounted
  Future  Net  Cash  Flows                           $   964,585    $ 3,376,431
                                                     ===========    ===========


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

                                                         SUPPLEMENTAL SCHEDULE 3


                          THE RESERVE PETROLEUM COMPANY
              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
        NET CASH FLOWS FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                  (Unaudited)



                                                             Year Ended
                                                            December  31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Standardized  Measure,
     Beginning  of  Year                             $ 3,376,431    $ 1,234,500

     Sales  and  Transfers,  Net  of
       Production  Costs                                (858,264)      (717,451)

     Net Change  in  Sales  and  Transfer
       Prices,  Net  of  Production  Costs            (2,993,953)     3,050,318

     Extensions,  Discoveries  and  Improved
       Recoveries,  Net  of  Future  Production
       and  Development  Costs                           257,921        475,155

     Revisions  of  Quantity  Estimates                  (86,434)       296,938

     Accretion  of  Discount                             476,937        170,912

     Net Change  in  Income  Taxes                     1,033,010       (918,326)

     Changes  in  Production  Rates
       (Timing)  and  Other                             (241,063)      (215,615)
                                                     -----------    -----------

Standardized  Measure,
  End  of  Year                                      $   964,585    $ 3,376,431
                                                     ===========    ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not  Applicable


                                    PART III


Items 9, 10, 11, and 12 are incorporated by reference to the Company's proxy statement to be mailed to security holders on or about April 26, 2002 in connection with its annual stockholders' meeting to be held on May 28, 2002.

Item 13.  Exhibits  and  Reports  on  Form  8-K.

(a)   Exhibits

     The following documents are exhibits to this Form 10-KSB. Each document marked by an asterisk is hereby incorporated herein by reference to the same document previously filed with the Securities and Exchange Commission.

Exhibit                                     S.E.C.          Exhibit
Reference   Description                   Report (Date)      Number       Page
---------   -----------                   -------------     --------      ----
   3.1     *Restated Certificate of
            Incorporation  dated
            November  1,  1988            10-KSB (12/96)      3.1         39

           *Amended As of November 14,
            2000  By-Laws  dated
            November  1,  1988            10-KSB (12/00)      3.2(a)      38

   3.2     *Resolution Amending By-Laws
            November  14,  2000           10-KSB (12/00)      3.2(b)      48


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

                                THE  RESERVE  PETROLEUM  COMPANY
                                         (Registrant)



                                /s/Mason  W.  McLain
                                ------------------------------------------------
                                By:  Mason  W.  McLain,  President
                                (Principal  Executive  Officer)




                                /s/Jerry  L.  Crow
                                ------------------------------------------------
                                By:  Jerry L. Crow,  2nd  Vice  President
                                (Principal  Financial  and  Accounting  Officer)


Date:  March  26,  2002




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/Mason  W.  McLain                       /s/Jerry  L.  Crow
----------------------------------         -------------------------------------
Mason  W.  McLain  (Director)              Jerry  L.  Crow  (Director)
March  26,  2002                           March  26,  2002



/s/Robert  L.  Savage                      /s/William  M.  Smith
----------------------------------         -------------------------------------
Robert  L.  Savage  (Director)             William  M.  Smith  (Director)
March  26,  2002                           March  26,  2002