Form 10QSB
period 2002-03-31
RESERVE PETROLEUM CO
filed 2002-05-15
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB





(Mark  One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

As of May 10, 2002, 166,980.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one) Yes     No X
                                                                   ---    ---

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                  March  31,      December  31,
                                                     2002             2001
                                                --------------    -------------
Current  Assets:
    Cash  and  Cash  Equivalents                 $   322,105       $   431,145
    Available  for  Sale  Securities               4,788,375         5,071,965
    Trading  Securities                              240,352           259,160
    Receivables                                      257,841           247,485
    Refundable  Income  Taxes                        237,638           150,238
    Prepayments & Deferred Income Taxes               20,903            24,655
                                                 -----------       -----------
                                                   5,867,214         6,184,648
                                                 -----------       -----------
Investments:
    Partnership  and  Limited
      Liability  Companies                           502,543           534,886
    Other                                             15,298            15,298
                                                 -----------       -----------
                                                     517,841           550,184
                                                 -----------       -----------

Property,  Plant  &  Equipment:
    Oil & Gas Properties, at Cost Based on the
     Successful Efforts Method of Accounting
       Unproved  Properties                          737,940           546,607
       Proved  Properties                          5,015,847         4,605,581
                                                 -----------       -----------
                                                   5,753,787         5,152,188

      Less - Valuation Allowance and
        Accumulated Depreciation,
        Depletion  &  Amortization                 4,190,768         4,166,076
                                                 -----------       -----------
                                                   1,563,019           986,112
                                                 -----------       -----------
    Other Property & Equipment, at Cost              340,496           340,496
      Less - Accumulated Depreciation
      &  Amortization                                163,542           160,533
                                                 -----------       -----------
                                                     176,954           179,963
                                                 -----------       -----------
                                                   1,739,973         1,166,075
                                                 -----------       -----------
Other  Assets                                        428,216           513,804
                                                 -----------       -----------
                                                 $ 8,553,244       $ 8,414,711
                                                 ===========       ===========

(continued)
See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                  March  31,      December  31,
                                                     2002             2001
                                                --------------    -------------
Current  Liabilities:
    Accounts  Payable                            $   230,148       $    97,570
    Other  Current  Liabilities-
     Deferred  Income  Taxes  and  Other              45,111            50,111
                                                 -----------       -----------
                                                     275,259           147,681
                                                 -----------       -----------

Dividends  Payable                                   145,095           140,827
                                                 -----------       -----------

Stockholders'  Equity:
    Common  Stock                                     92,368            92,368
    Additional  Paid-in  Capital                      65,000            65,000
    Retained Earnings                              8,182,633         8,171,082
                                                 -----------       -----------
                                                   8,340,001         8,328,450

    Less - Treasury Stock, at Cost                   207,111           202,247
                                                 -----------       -----------
                                                   8,132,890         8,126,203
                                                 -----------       -----------

                                                 $ 8,553,244       $ 8,414,711
                                                 ===========       ===========

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three  Months  Ended
                                                            March  31,
                                                 -----------------------------
                                                     2002              2001
                                                 -----------       -----------
Operating  Revenues:
    Oil  and  Gas  Sales                         $   365,096       $   931,396
    Lease  Bonuses  and  Other                            80                80
                                                 -----------       -----------
                                                     365,176           931,476
                                                 -----------       -----------

Operating  Costs  and  Expenses:
    Production                                        86,889           110,448
    Exploration                                          231               145
    Depreciation,  Depletion,  Amortization
      and  Valuation  Provisions                      92,251            66,540
    General,  Administrative  and  Other             175,287           164,892
                                                 -----------       -----------
                                                     354,658           342,025
                                                 -----------       -----------
Income  from  Operations                              10,518           589,451
Other  Income  (Loss),  Net                            8,600          (115,846)
                                                 -----------       -----------
Income  Before  Income  Taxes                         19,118           473,605
Provision  for
    Income  Taxes                                      7,567           114,876
                                                 -----------       -----------
Net  Income                                      $    11,551       $   358,729
                                                 ===========       ===========

Per  Share  Data
    Net  Income,  Basic  and  Diluted            $       .07       $      2.14
                                                 ===========       ===========

    Weighted  Average  Shares
      Outstanding,  Basic  and  Diluted              166,981           167,436
                                                 ===========       ===========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                      Three  Months  Ended
                                                            March  31,
                                                 -----------------------------
                                                     2002              2001
                                                 -----------       -----------
Net  Cash  Provided by Operating Activities      $   139,513       $   626,927
                                                 -----------       -----------

Cash Flows Applied to Investing Activities:
    Purchase of Available for Sale Securities       (991,283)       (2,951,695)
    Sales of Available  for  Sale  Securities      1,274,873         2,767,865
    Property  Dispositions                             1,054            21,119
    Property  Additions                             (539,151)         (234,563)
    Cash Distributions from Equity Investments        11,550             8,250
                                                 -----------       -----------
    Net Cash Applied to Investing Activities        (242,957)         (389,024)
                                                 -----------       -----------

Cash Flows Applied to Financing Activities:
    Decrease  in  Dividends  Payable                    (732)           (3,083)
    Purchase  of  Treasury  Stock                     (4,864)             (320)
                                                 -----------       -----------
    Total Cash Applied to Financing Activities        (5,596)           (3,403)
                                                 -----------       -----------
Net Change in Cash and Cash Equivalents             (109,040)          234,500

Cash  and  Cash  Equivalents,
     Beginning  of  Period                           431,145           330,178
                                                 -----------       -----------
Cash  and  Cash  Equivalents,
    End  of  Period                              $   322,105       $   564,678
                                                 ===========       ===========

Supplemental  Disclosures  of
    Cash  Flow  Information,
      Cash  Paid  During  the  Periods  for:
        Interest                                 $     3,750       $     3,750
        Income  Taxes                            $      ----       $   116,000



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (Unaudited)


Note  1 - BASIS  OF  PRESENTATION

          In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note  2 - COMPREHENSIVE  INCOME

          Total comprehensive income was $11,551 for the three months ended March 31, 2002. Total comprehensive income for the three months ended March 31, 2001, was $358,729.

Note  3 - OTHER  INCOME  (LOSS),  NET

          The following is an analysis of the components of Other Income (Loss), Net for the three months ended March 31, 2002 and 2001:

                                                Three  Months  Ended
                                                     March  31,
                                              -------------------------
                                                 2002           2001
                                              ----------     ----------
           Realized  and  Unrealized  Loss
               On  Trading  Securities        $ (19,105)     $(147,481)
           Gain  (Loss)  on  Asset  Sales           922        (16,395)
           Interest  Income                      26,228          67,937
           Equity Earnings (Loss) in Investees  (20,793)        (8,981)
           Other  Income                         33,017            717
           Interest  and  Other  Expenses       (11,669)       (11,643)
                                              ---------      ---------
           Other  Income  (Loss),  Net        $   8,600      $(115,846)
                                              =========      =========

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2002
                                  (Unaudited)


     The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 2001, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB. This discussion and analysis includes forward looking information. Please refer to Page 3 of the Company's December 31, 2001 Form 10-KSB for a summary of the risk and uncertainties which may affect forward looking information.

1.   Liquidity  and  Capital  Resources.
     -----------------------------------

     The Company had cash, cash equivalents and available for sale securities at March 31, 2002, totaling $5,110,480, a decline of $392,630 (7%) from the
     December  31,  2001  total  of  $5,503,110.

     As shown in the Statements of Cash Flows, in 2002, net cash provided by operating activities was $139,513. In addition to the cash provided by operations, $1,054 was received from property dispositions and $11,550 from equity investment distributions for a total of $152,117. Cash applied to capitalized property additions totaled $539,151, dividends paid to shareholders were $732 and treasury stock purchases amounted to $4,864 for total cash disbursements of $544,747. To cover the $392,630 excess of cash disbursements over cash receipts, available for sale securities were reduced by $283,590 and cash and cash equivalents decreased $109,040.

     Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2001, would not be representative of the Company's current position.

2.   Material  Changes  in  Results of  Operations Three  Months Ended March 31,
     ---------------------------------------------------------------------------
     2002,  Compared  with  Three  Months  Ended  March  31,  2001.
     --------------------------------------------------------------

     Operating Revenue. Oil and gas sales were $365,096 in 2002, as compared to $931,396 in 2001, a decline of $566,300 (61%). The decline was almost totally the result of a decrease in the price received for sales of both oil and gas.

     The average unit price per barrel (Bbl) of oil sold in 2002 decreased $8.34 per Bbl to $18.94 resulting in a negative price variance of $51,264. The negative price variance was partially offset by an increase in Bbls produced by 138 Bbls to a total of 6,150 Bbls in 2002 for a positive volume variance of $3,765.

     The average unit price of gas per thousand cubic feet (MCF) declined $4.60 to $2.23 per MCF in 2002 from $6.83 per MCF in 2001 resulting in a negative price variance of $509,227. Also, the volume of production decreased 3,878 MCF to 110,728 MCF in 2002 resulting in a negative volume variance of $26,487.

     The above analysis does not include plant and miscellaneous product sales because they were not considered significant.

     Operating Costs and Expenses. Operating costs and expenses increased $12,633 to $354,658 in 2002 from $342,025 in 2001. The increase was the net result of a $23,559 decline in production costs as offset by a $86 increase in exploration costs, a $25,711 increase in depreciation, depletion, amortization and valuation provision (DD&A) and a $10,395 increase in general, administrative and other expense (G&A).

     Production Costs. The $23,559 decline in production costs was the net result of a $33,819 decrease in gross production tax as offset $10,260 by increased lease operating, hauling and compression expense. Gross production taxes are state taxes calculated as a percentage of gross oil and gas sales and therefore fluctuate with the dollar amount of oil and gas sales. The increases in lease operating, hauling and compression expenses mostly were caused by the higher costs associated with older producing properties.

     Exploration Costs. Total exploration costs were approximately $666,500 in the first quarter of 2002 as compared to about $179,200 in the same period in 2001. Costs totaling $231 were charged to expense in 2002 as compared to $145 in 2001. Of the approximate $666,000 exploration costs capitalized in 2002, about $640,000 were costs associated with prospects and/or wells in various stages of completion, and there is a possibility that a significant amount of the costs will be for prospects and/or wells which will be determined to be non-commercial and charged to expense at some later date, probably within the current fiscal year.

     The following is a summary as of May 10, 2002, updating exploration activity from December 31, 2001.

          In December, 2001, a test well was completed as a gas producer on a step-out prospect in Beckham County, Oklahoma, in which the Company has a 5% working interest. Additional leaseholds have been purchased in the area of interest and offset drilling is expected to begin in the second quarter of 2002.

          In November, 2001, the Company purchased a 12.5% working interest in a Payne County, Oklahoma prospect. A step-out well started in February, 2002 was completed as an oil producer in March, 2002, equipped with a pumping unit and is waiting on pipeline construction. A second well was started in February, 2002, and completed as an oil producer in April, 2002. The extent of development drilling is yet to be determined.

          In October, 2001, the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells have been drilled and should be oil and gas producers. At May 10, 2002, both wells were awaiting a pipeline connection. The Company will participate in the exercise of a lease option for additional acreage and the related 3D seismic survey.

          In January, 2002, the Company purchased a 5% working interest in a Stephens County, Oklahoma prospect on which an exploratory well was in process. At May 10, 2002, a completion attempt was being made in the first of multiple zones to be evaluated. A second well was started on May 5, 2002. The extent of additional drilling is dependent upon the success of the two wells noted above and interpretation of related 3D seismic.

          In February, 2002, the Company purchased a 16% working interest in a Hansford County, Texas prospect. The initial test well has been drilled and was awaiting a completion attempt at May 10, 2002. The extent of development drilling has not been determined

          In April, 2002, the Company acquired a 10% working interest in a Payne County, Oklahoma prospect. The initial test well should be drilled in 2002.

          Two additional Oklahoma prospects in which the Company has a 50% working interest in each are in the initial development stage. The Company will attempt to sell some of its interest prior to testing.

          DD&A.  DD&A increased $25,711 (39%) to $92,251 in 2002 from $66,540 in
2001. For the most part, the increase was the result of the recognition of an impairment loss on oil and gas properties in the first quarter of 2002 of $42,270. That increase was partially offset by a decrease in depletion and depreciation of producing oil and gas properties of $18,800. The decrease in depletion and depreciation of oil and gas properties was mostly the result of a reduction in the basis of properties from recognition of impairment loss on long-lived assets in the year ended December 31, 2001.

          G&A.  The  $10,395  (6%) increase to $175,287 in 2002 from $164,892 in
2001, was to a great extent the result of increased salaries and directors' fees.

Other Income (Loss), Net. This line item increased $124,446 to a net income of $8,600 in 2002 from a net loss of $115,846 in 2001. As disclosed in Note 3 to the accompanying Condensed Financial Statements, to a great extent, this line item increased because realized and unrealized losses on trading securities declined $128,376 to $19,105. For the most part this decline was the result of increased stability in the stock market in 2002.

Also of significance was an increase in other income of $32,300 because of the receipt of a class action lawsuit settlement and a $17,317 increase in gain on asset sales to $922 in 2002 from a loss of $16,395 in 2001. Offsetting the above was a $41,709 decline in interest income and a $11,812 increase in the net loss of equity investees. Interest income declined mostly because of a decrease in the average rate of return on available for sale securities.

Provision For Income Taxes. This item decreased $107,309 to $7,567 in 2002 from $114,876 in 2001 as the net result of a decline in income before income tax of $454,487 to $19,118 in 2002 from $473,605 in 2001 as partially offset by an increase in the effective income tax rate to 40% in 2002 from 24% in 2001. In both years the effective tax rate was different from the statutory US Federal income tax rate of 35%. In 2002 the effective tax rate was greater than the statutory rate because income before income tax was increased by non-deductible insurance premiums and entertainment expense as offset by the effect of the corporate graduated tax rate structure. In 2001 the effective tax rate was less than the statutory rate, for the most part, because of allowable depletion for tax purposes in excess of depletion for financial statements.

In 2002, the Company had a calculated deferred tax expense of $94,967 as offset by a calculated current tax benefit of $87,400. In 2001, the Company had a calculated current tax expense of $109,115 as increased by a calculated deferred tax expense of $5,761.


                                    PART II


                                OTHER INFORMATION


Item  6.     Exhibits  and  Reports  on  Form  8-K.

     (b) No reports on Form 8-K were required to be filed by the Registrant for the three months ended March 31, 2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                      THE  RESERVE  PETROLEUM  COMPANY
                                      ------------------------------------------
                                      (Registrant)






Date:  May  10,  2002                 /s/  Mason  McLain
       -------------                  ------------------------------------------
                                      Mason  McLain,
                                      President





Date:  May  10,  2002                 /s/  Jerry  L.  Crow
       --------------                 ------------------------------------------
                                      Jerry  L.  Crow
                                      Principal Financial and Accounting Officer