Form 10QSB
period 2002-06-30
RESERVE PETROLEUM CO
filed 2002-08-14
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB





(Mark  One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

As of August 9, 2002, 166,864.73 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one) Yes     No X
                                                                   ---    ---

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                     June  30,     December  31,
                                                       2002            2001
                                                    ----------     -------------
Current  Assets:
     Cash  and  Cash  Equivalents                   $  330,467      $  431,145
     Available  for Sale Securities                  4,544,795       5,071,965
     Trading  Securities                               183,462         259,160
     Receivables                                       267,258         247,485
     Refundable  Income  Taxes                         262,906         150,238
     Prepayments  &  Deferred  Income  Taxes            33,650          24,655
                                                    ----------      ----------
                                                     5,622,538       6,184,648
                                                    ----------      ----------
Investments:
     Partnership  and  Limited
          Liability  Companies                         532,260         534,886
     Other                                              15,298          15,298
                                                    ----------      ----------
                                                       547,558         550,184
                                                    ----------      ----------

Property,  Plant  &  Equipment:
     Oil & Gas Properties, at Cost Based on the
          Successful Efforts Method of Accounting
              Unproved  Properties                     766,903         546,607
              Proved  Properties                     4,922,767       4,605,581
                                                    ----------      ----------

                                                     5,689,670       5,152,188
     Less - Valuation Allowance and Accumulated
          Depreciation, Depletion & Amortization     4,309,756       4,166,076
                                                    ----------      ----------
                                                     1,379,914         986,112
                                                    ----------      ----------

     Other  Property  &  Equipment,  at  Cost          340,496         340,496
          Less - Accumulated Depreciation
            &  Amortization                            166,551         160,533
                                                    ----------      ----------
                                                       173,945         179,963
                                                    ----------      ----------

                                                     1,553,859       1,166,075
                                                    ----------      ----------

Other  Assets                                          514,092         513,804
                                                    ----------      ----------

                                                    $8,238,047      $8,414,711
                                                    ==========      ==========

(continued)
See  Accompanying  Notes

(Concluded)
                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     June  30,     December  31,
                                                       2002            2001
                                                    ----------     -------------
Current  Liabilities:
     Accounts  Payable                              $  321,486      $   97,570
     Other  Current  Liabilities  -
           Deferred  Income  Taxes  and  Other          45,111          50,111
                                                    ----------      ----------
                                                       366,597         147,681
                                                    ----------      ----------

Dividends  Payable                                     157,391         140,827
                                                    ----------      ----------



Stockholders'  Equity
     Common  Stock                                      92,368          92,368
     Additional  Paid-in Capital                        65,000          65,000
     Retained Earnings                               7,767,514       8,171,082
                                                    ----------      ----------
                                                     7,924,882       8,328,450

     Less  -  Treasury  Stock,  at  Cost               210,823         202,247
                                                    ----------      ----------

                                                     7,714,059       8,126,203
                                                    ----------      ----------

                                                    $8,238,047      $8,414,711
                                                    ==========      ==========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three  Months  Ended   Six  Months  Ended
                                          June  30             June  30
                                   --------------------   ------------------
                                       2002       2001      2002        2001
                                    ----------  -------   ---------  ----------
Operating  Revenues:
     Oil  &  Gas  Sales              $ 433,122  $710,625  $ 798,218  $1,642,021
     Lease  Bonuses  &  Other            2,294     8,021      2,374       8,101
                                     ---------  --------  ---------  ----------
                                       435,416   718,646    800,592   1,650,122
                                     ---------  --------  ---------  ----------

Operating  Costs  &  Expenses:
     Production                        107,696   117,427    194,585     227,875
     Exploration                       285,652   250,831    285,883     250,976
     Depreciation, Depletion,
       Amortization and
       Valuation  Provisions           225,641   116,734    317,893     183,274
     General, Administrative
       and  Other                      163,700   149,949    338,986     314,841
                                     ---------  --------  ---------  ----------

                                       782,689   634,941  1,137,347     976,966
                                     ---------  --------  ---------  ----------

     Income (Loss) From  Operations   (347,273)   83,705   (336,755)    673,156
     Other  Income (Loss), Net         (17,102)   93,798     (8,501)    (22,048)
                                     ---------  --------  ---------  ----------

     Income (Loss) Before Income
       Taxes                          (364,375)  177,503   (345,256)    651,108
     Provision For (Benefit from)
      Income Taxes                    (116,236)   32,303   (108,669)    147,179
                                     ---------  --------  ---------  ----------

     Net Income (Loss)                (248,139) $145,200  $(236,587)    503,929
                                     =========  ========  =========  ==========

     Per  Share  Data:
     Net Income (Loss), Basic and
       Diluted                       $   (1.49) $   . 87  $   (1.42) $     3.01
     Cash  Dividends                 $    1.00  $   1.50  $    1.00  $     1.50
                                     =========  ========  =========  ==========

     Weighted Average Shares
       Outstanding                     166,961   167,397    167,003     167,417
                                     =========  ========  =========  ==========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                         Six  Months  Ended
                                                              June  30,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
Net  Cash  Provided  by Operating Activities          $   218,426   $   850,149
                                                      -----------   -----------
Cash  Flows  from  Investing  Activities:
     Sale  and  Maturity  of  Available
       for  Sale  Securities                            5,071,237     5,197,584
     Purchase of Available for Sale Securities         (4,544,067)   (5,706,097)
     Property  Dispositions                                 1,096        28,233
     Property  Additions                                 (688,677)     (217,566)
     Cash  Distributions  from Equity Investments          11,550         8,250
     Cash  Contributions  to  Equity  Investments          (6,250)         ----
                                                      -----------   -----------

     Net Cash Applied to Investing Activities            (155,111)     (689,596)
                                                      -----------   -----------

Cash  Flows  from  Financing  Activities:
     Payments  of  Dividends                             (155,417)     (235,256)
     Purchase  of  Treasury  Stock                         (8,576)       (2,464)
                                                      -----------   -----------

     Cash  Applied to Financing Activities               (163,993)     (237,720)
                                                      -----------   -----------

Net  Change  in  Cash  and Cash Equivalents              (100,678)      (77,167)

Cash and Cash Equivalents, Beginning of Period            431,145       330,178
                                                      -----------   -----------

Cash and Cash Equivalents, End of Period              $   330,467   $   253,011
                                                      ===========   ===========

Supplemental  Disclosures  of  Cash  Flow
     Information:
     Cash  Paid  During  the  Periods  For:
          Interest                                    $     3,750   $     3,750
          Income  Taxes                               $      ----   $   206,000






See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2002
                                  (Unaudited)


Note  1 - BASIS  OF  PRESENTATION

          In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note  2 - COMPREHENSIVE  INCOME

          Total comprehensive loss was $248,139 for the three months and $236,587 for the six months ended June 30, 2002. Total comprehensive income was $145,200 for the three months and $503,929 for the six months ended June 30, 2001.


Note  3 - OTHER  INCOME  (LOSS),  NET

          The following is an analysis of the components of Other Income (Loss), Net for the three months and six months ended June 30, 2002 and 2001:

                                    Three  Months  Ended   Six  Months  Ended
                                           June  30             June  30
                                    --------------------   ------------------
                                        2002       2001      2002        2001
                                     ----------  -------   ---------  ----------
Realized and Unrealized Gain (Loss)
     On  Trading  Securities          $(55,595)  $20,352   $(74,700)  $(127,130)
Gain  (Loss)  on  Asset  Sales              25     4,202        948     (12,193)
Interest Income                         22,582    69,618     48,810     137,555
Equity Earnings (Losses) in
  Investees                             23,467     7,040      2,674      (1,941)
Other  Income                              338       505     33,356       1,223
Interest  and Other Expenses            (7,919)   (7,919)   (19,589)    (19,562)
                                      --------   -------   --------    --------
     Other Income (Loss), Net         $(17,102)  $93,798   $ (8,501)   $(22,048)
                                      ========   =======   ========    ========

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2002
                                  (Unaudited)


     The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 2001, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

Forward  Looking  Statements.

     This discussion and analysis includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements give the Company's current expectations of future events. They include statements regarding the drilling of oil and gas wells, cash flow and anticipated liquidity, expected future expenses and utilization of net operating loss carrybacks.

     Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under "Forward Looking Statements" on page 3 of the Company's From 10-KSB for the year ended December 31, 2001.

     We caution you not to place undue reliance on these forward looking statements, which speak only as of the date of this report, and undertake no obligation to update this information. You are urged to carefully review and consider the disclosures made in this and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

1.   Liquidity  and  Capital  Resources.
     -----------------------------------

     The Company had cash, cash equivalents and available for sale securities at June 30, 2002, totaling $4,875,262, a decline of $627,848 (11%) from the
     December  31,  2001  total  of  $5,503,110.

     As shown in the Statements of Cash Flows, in 2002, net cash provided by operating activities was $218,426. In addition to the cash provided by operations, $1,096 was received from property dispositions and $11,550 from equity investment distributions for a total of $231,072. Cash applied to capitalized property additions totaled $688,677, additional cash contributions to equity investments totaled $6,250, dividends paid to shareholders were $155,417 and treasury stock purchases amounted to $8,576 for total cash disbursements of $858,920. To cover the $627,848 excess of cash disbursements over cash receipts, available for sale securities were reduced by $527,170 and cash and cash equivalents decreased $100,678.

     Management  is  unaware   of   any  additional  material  trends,  demands,
     commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2001, would not be representative of the Company's current position.

2.   Material  Changes in  Results of Operations Six  Months Ended June 30, 2002
     ---------------------------------------------------------------------------
     Compared  with  Six  Months  Ended  June  30,  2001.
     ----------------------------------------------------

     The Company had a net loss of $236,587 in 2002, which was a decline of $740,516 from a net income of $503,929 in 2001. Earnings per share, basic and diluted, fell $4.43 per share to a net loss of $1.42 per share in 2002 from a net income of $3.01 per share in 2001. Material line item changes will be discussed below.

     Operating Revenues. Oil and gas sales were $798,218 in 2002, a $843,803 (51%) decline from $1,642,021 in 2001. As discussed below, most of the decline was the result of a decrease in the price received for production sold.

     Natural gas sales were $506,608 in 2002 as compared to $1,332,156 in 2001, a decrease of $825,548 (62%). The price received declined $3.30 per thousand cubic feet (MCF) of gas sold to $2.50 per MCF in 2002 from $5.80 per MCF in 2001, resulting in a negative price variance of $669,435. The volume of gas sold fell 26,916 MCF to 202,730 MCF in 2002 from 229,646 MCF in 2001 resulting in a negative volume variance of $156,113.

     Crude oil sales were $286,644 in 2002 as compared to $302,748 in 2001, a decrease of $16,104 (5%). The price received decreased $3.32 per barrel
     (Bbl) of oil sold to $22.72 per Bbl in 2002 from $26.04 per Bbl in 2001 resulting in a negative price variance of $41,936. The volume of oil sold increased 992 Bbls to 12,620 Bbls in 2002 from 11,628 Bbls in 2001 resulting in a positive volume variance of $25,832.

     Production in the six months ended June 30, 2002, from properties which first produced after June 30, 2001, was 33,674 MCF of gas and 1,977 Bbls of oil. This increased volume from new production was offset by the normal decline in volume from older properties by 60,590 MCF of gas and 985 Bbls of oil.

     Miscellaneous product sales were $4,966 in 2002 as compared to $7,117 in 2001.

     Operating Costs and Expenses. Operating costs and expenses increased $160,381 (16%) to $1,137,347 in 2002 from $976,966 in 2001. The increase was the net result of a $33,290 (15%) decline in production costs as offset by a $ 34,907 (14%) increase in exploration costs, a $134,619 (73%) increase in depreciation, depletion, amortization and valuation provision (DD&A) and a $24,145 (8%) increase in general, administrative and other expense (G&A).

          Production Costs. The $33,290 decline in production costs was the net result of a $47,769 decrease in gross production tax as offset $14,479 by increased lease operating, hauling and compression expense. Gross production taxes are state taxes calculated as a percentage of gross oil and gas sales and therefore fluctuate with the dollar amount of oil and gas sales. The increases in lease operating, hauling and compression expenses were caused by the higher costs associated with older producing properties as well as additional costs associated with new production which came on line.

          Exploration Costs. Exploration and development costs incurred in 2002 were $991,710 of which $285,883 was charged to expense, and the remaining $705,827 recorded as an asset including $262,704 for the purchase of undeveloped leaseholds. The foregoing compares to $418,475 incurred in 2001, of which $250,976 was charged to expense, and $167,499 was recorded as an asset.

     The following is a summary as of August 9, 2002, updating exploration activity from December 31, 2001.

          A step-out well was drilled on a Dewey County, Oklahoma prospect in which the Company has a 17.5% working interest. The well was completed as a marginal producing gas well. After evaluation a decision was made to plan no additional drilling on the prospect.

          The Company purchased a 13% working interest in an indrill prospect in McClain County, Oklahoma. A test well was drilled resulting in marginal oil production. No further drilling is planned on the prospect.

          A step-out well in which the Company has a 19.6% working interest was drilled on a shallow Cimarron County, Oklahoma, exploratory prospect. The well has been temporarily abandoned, and the Company is awaiting distribution of a plugging request from the operator.

          In December, 2001, a test well was completed as a marginal gas producer on a step-out prospect in Beckham County, Oklahoma, in which the Company has a 5% working interest. Additional lease-holds were purchased in the area of interest and an offset well was drilled in the second quarter of 2002. Upon examination of the open hole logs, it was plugged and abandoned. No additional drilling is planned.

          In November, 2001, the Company purchased a 12.5% working interest in a Payne County, Oklahoma prospect. A step-out well started in January, 2002, was completed in March 2002, equipped with a pumping unit and is producing. A second well was started in February, 2002, and completed as an oil producer in April 2002. Offset drilling to both wells is likely.

          In October, 2001, the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells have been drilled and are oil and gas producers. At August 9, 2002, both wells were awaiting a pipeline connection. The Company is participating in the exercise of a lease option for additional acreage and the related 3D seismic survey.

          In January, 2002, the Company purchased a 5% working interest in a Stephens County, Oklahoma, prospect on which an exploratory well was in process. In July, 2002, the well was determined to be uneconomical and will be plugged and abandoned. A second exploratory well was started on May 5, 2002, and was drilling at August 9, 2002. The extent of additional drilling is dependent upon the success of the well in process and interpretation of related 3D seismic.

          In February, 2002, the Company purchased a 16% working interest in a Hansford County, Texas, prospect. The initial test well has been drilled and appears to be a gas producer but was awaiting a Texas Railroad Commission ruling at August 9, 2002. No additional drilling is planned.

          In April, 2002, the Company acquired a 10% working interest in a Payne County, Oklahoma, prospect. The initial test well was not a commercial producer and has been plugged and abandoned. No more drilling is planned.

          In June, 2002, the Company acquired a 16% working interest in a Woods County, Oklahoma, prospect. An exploratory test well was completed as an oil producer in late July, 2002, and is currently being tested.

          In June, 2002, the Company agreed to participate in a Woods County, Oklahoma, prospect with an 18% working interest. A test well should be started prior to year end 2002.

          In July, 2002, the Company agreed to participate in a one well prospect in Ellis County, Oklahoma, with a 16% working interest. The well will probably begin before year end 2002.

          The Company is participating in the development of two Oklahoma prospects with a 50% working interest in each, one in Bryan County and the other in Woods County. Both prospects are in the initial development stage. The Company will attempt to sell some of its interest prior to drilling test wells. Drilling is not likely on the Bryan County prospect before 3D seismic is acquired.

          DD&A. Of the $134,619 increase in DD&A, $95,849 was the result of an increase in the provision for impairment of undeveloped leaseholds to $127,340 in 2002 from $31,491 in 2001. To a great extent, the additional impairment was caused by the rapid amortization of a prospect purchased in the first quarter of 2002 on which an exploratory well was drilled and determined to be uneconomical.

          Also of significance was an increase in the provision for impairment of long lived assets of $63,959 to $128,505 in 2002 from $64,546 in 2001.
     For the most part, the provision for 2002 was the result of an unexpected decline in production of wells completed in 2001, whereas the 2001 provision was the result of a decline in product prices.

     Offsetting the above increases was a decline in depreciation and depletion of $25,189 to $62,048 in 2002 from $87,237 in 2001. To a significant degree the decrease was caused by of a reduction in the basis of oil and gas properties as the result of the recognition of impairment loss on long lived assets in the year ended December 31, 2001.

     Other Income (Loss), Net. See Note 3 to the accompanying condensed financial statements for an analysis of this line item. The realized and unrealized loss on trading securities decreased $52,430 to a loss of $74,700 in 2002 from a loss of $127,130 in 2001. In 2002 the realized loss was $27,236 and the unrealized loss was $47,464 as compared to a 2001 realized loss of $22,443 and unrealized loss of $104,687. As of July 31, 2002, securities held at June 30, 2002 and still in inventory had an additional decline in value of $6,357 and those held at June 30, 2002, and subsequently sold had an additional decline in value by $8,908 as of the date of sale.

     Interest income declined $88,745 (65%) to $48,810 in 2002 from $137,555 in 2001. For the most part, the decline was the result of a decrease in the average rate of return on available for sale securities and cash equivalents; however, a decrease in the average balance outstanding of those investments was also a factor.

     Also of significance was an increase in other income of $32,133 mostly because of the receipt of a class action law suit settlement and an increase in gain on sale of assets to $948 in 2002 from a loss of $12,193 in 2001.

     Provision for (Benefit from) Income Taxes. This item decreased $255,848 to a benefit of $108,669 in 2002 from a provision of $147,179 in 2001. The decrease was the net result of a decline in income before taxes of $996,364 to a loss of $345,256 in 2002 from a gain of $651,108 in 2001 as well as a 2002 estimated tax benefit with an effective tax rate of 31% and an effective tax rate on the 2001 provision of 23%. To a great degree, the 2002 tax benefit was the result of an estimated net operating loss carry back. In 2001, the provision for income taxes was less than the US Federal statutory rate of 35% mostly because of allowable depletion for tax purposes in excess of depletion for financial statements.

     In 2002, the Company had an estimated current tax benefit of $112,668 as offset by an estimated deferred tax expense of $3,999. In 2001, the Company had an estimated current tax expense of $141,999 as increased by an estimated deferred tax expense of $5,180.

3. Material Changes in Results of Operations Three Months Ended June 30, 2002, Compared with Three Months Ended June 30, 2001.

     Net Income (Loss) fell $393,339 (271%) to a loss of $248,139 in 2002 from income of $145,200 in 2001 resulting in a reduction in net income (loss) per share, basic and diluted, by $2.36 to a loss of $1.49 per share in 2002 from an income of $.87 per share in 2001. The material changes in the results of operations which caused the decrease in net income will be discussed below.

     Operating Revenues. Revenues from oil and gas sales decreased $277,503 (39%) to $433,122 in 2002 from $710,625 in 2001, mostly as a result of a decline in natural gas sales of $297,254. The average unit price per MCF decreased $2.02 to $2.82 in 2002 resulting in a negative price variance of $185,755 and volume of sales declined 23,037 MCF causing a negative volume variance of $111,499. The decrease in gas sales was partially offset by an increase in crude oil sales as the result of $1.05 per Bbl increase in average price to $26.30 per Bbl and an increase in volume of sales by 854 Bbls.

     Operating Costs and Expenses. Exploration costs charged to operations increased $34,821 (14%) to $285,652 in 2002 from 250,831 in 2001.
     Substantially all of the exploration costs charged to operations for the six months ended June 30, 2002 and 2001 were recorded in the second quarter of each year.

     DD&A increased $108,907 (93%) to $225,641 in 2002 from $116,734 in 2001. Of the $95,849 increase in the provision for impairment of undeveloped leaseholds discussed above for the six months, $94,478, was charged to operations in the second quarter and increased the provision for the three months to $104,270 in 2002 from $9,792 in 2001. Also, the provision for impairment of long lived assets increased $21,689 to $86,235 in 2002 from $64,546 in 2001.

     Other Income (Loss), Net. Realized and unrealized gain (loss) on trading securities decreased $75,947 to a loss of $55,595 in 2002 from a gain of $20,352 in 2001, mostly because of the 2002 increase in unrealized loss of $70,728. Interest income decreased $47,036 to $22,582 in 2002 from $69,618 in 2001 as a result of a decline of interest rates and average balance outstanding of interest earning securities.

     Provision for (Benefit from) Income Taxes. For the three months ended June 30, 2002, the Company had an estimated benefit from income taxes of $116,236 as an estimated current tax benefit of $25,268 was increased by estimated deferred tax benefit of $90,968. For the comparable period in 2001, the Company had an estimated provision for income tax of $32,303 as estimated current tax expense of $32,884 was decreased by a deferred tax benefit of $581.

     There were no additional material changes between the quarters which were not covered in the discussion in Item 2, above for the six months.

                                    PART II
                                OTHER INFORMATION

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

The annual meeting of stockholders' was held on Tuesday, May 28, 2002. A brief description of each matter voted on at the meeting is given in the paragraphs below.

The registrant's board of directors was re-elected in its entirety.    A summary
of  voting  by  individual  directors  follows:

                                              RESULTS  OF  VOTE
                                    ----------------------------------
                                    BY  PROXY               IN  PERSON
                               -------------------      --------------------
                                         WITHHOLD                  WITHHOLD
                                FOR      AUTHORITY       FOR       AUTHORITY
                               ------    ---------      ------     ---------
     MASON  McLAIN             69,808     1,048         40,239
     R.T.  McLAIN              69,803     1,053         40,239
     ROBERT  SAVAGE            69,631     1,225         40,239
     MARVIN  E.  HARRIS        69,634     1,222         40,239
     JERRY  L.  CROW           69,858       998         40,239
     WILLIAM (BILL) SMITH      69,635     1,221         40,239
     DOUG  FULLER              69,520     1,336         40,239

The stockholders approved all actions of the directors since the stockholders' annual meeting on Tuesday, May 22, 2001. The stockholders cast 111,095 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

     (a)     Exhibits

             The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit                                        S.E.C.         Exhibit
Reference     Description                  Report  (Date)      Number       Page
---------     -----------                  --------------     --------      ----
99        Chief Executive Officer's
          Certification pursuant to
          Section 906 of the Serbanes-
          Oxley  Act  of  2002             10-QSB (06/02)       99.1         14

99        Chief Financial Officer's
          Certification  pursuant  to
          Section 906 of the Serbanes-
          Oxley  Act  of  2002             10-QSB (06/02)       99.2         15

     (b) No reports on Form 8-K were required to be filed by the Registrant for the six months ended June 30, 2002

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

                                        THE  RESERVE  PETROLEUM  COMPANY
                                        ----------------------------------------
                                        (Registrant)



Date:  August  12,  2002                /s/  Mason  McLain
                                        ----------------------------------------
                                        Mason  McLain,
                                        President



Date:     August  12,  2002             /s/  Jerry  L.  Crow
                                        ----------------------------------------
                                        Jerry  L.  Crow
                                        Principal   Financial   and   Accounting
                                        Officer

                                                                    Exhibit 99.1




                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned, hereby certify that to the best of my knowledge the Quarterly Report on Form 10-QSB of The Reserve Petroleum Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  August  12,  2002                         /s/  Mason  McLain
     ---------------------                       -------------------------------
                                                 Mason  McLain,  President
                                                 (Chief  Executive  Officer)

                                                                    Exhibit 99.2




                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned, hereby certify that to the best of my knowledge the Quarterly Report on Form 10-QSB of The Reserve Petroleum Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.









Date:  August  12,  2002                         /s/  Jerry  L.  Crow
     ---------------------                       -------------------------------
                                                 Jerry  L.  Crow
                                                 2nd  Vice  President,
                                                 Secretary/Treasurer
                                                 (Chief  Financial  Officer)