Form 10QSB
period 2002-09-30
RESERVE PETROLEUM CO
filed 2002-11-13
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB





(Mark  One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

As of November 11, 2002, 166,694.73 shares of the Registrant's $.50 par value common stock were outstanding.

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

                                     ASSETS
                                     ------

                                                  September 30,     December 31,
                                                      2002              2001
                                                  -------------     ------------
Current  Assets:
     Cash  and  Cash  Equivalents                 $    263,859      $   431,145
     Available  for Sale Securities                  4,447,423        5,071,965
     Trading Securities                                147,517          259,160
     Receivables                                       240,300          247,485
     Refundable  Income  Taxes                         284,809          150,238
     Deferred  Income  Taxes  and  Prepayments          94,382           24,655
                                                  ------------      -----------
                                                     5,478,290        6,184,648
                                                  ------------      -----------
Investments:
     Partnership  and  Limited
       Liability  Companies                            533,153          534,886
     Other                                              15,298           15,298
                                                  ------------      -----------
                                                       548,451          550,184
                                                  ------------      -----------

Property,  Plant  and  Equipment:
     Oil and Gas Properties, at Cost Based
       on the Successful  Efforts  Method
       of  Accounting
         Unproved  Properties                          781,663          546,607
         Proved  Properties                          4,968,951        4,605,581
                                                  ------------      -----------
                                                     5,750,614        5,152,188
                                                  ------------      -----------

       Less - Valuation Allowance and Accumulated
         Depreciation, Depletion and Amortization    4,467,642        4,166,076
                                                  ------------      -----------

                                                     1,282,972          986,112
                                                  ------------      -----------

     Other  Property  and  Equipment,  at Cost         340,496          340,496
       Less - Accumulated Depreciation and
       Amortization                                    169,561          160,533
                                                  ------------      -----------

                                                       170,935          179,963
                                                  ------------      -----------

                                                     1,453,907        1,166,075
                                                  ------------      -----------

Other  Assets                                          553,013          513,804
                                                  ------------      -----------

                                                  $  8,033,661      $ 8,414,711
                                                  ============      ===========

(continued)

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                  September 30,     December 31,
                                                      2002              2001
                                                  -------------     ------------
Current  Liabilities:
     Accounts  Payable                            $    247,688      $    97,570
     Other  Current  Liabilities -
       Deferred Income Taxes  and  Other                45,111           50,111
                                                  ------------      -----------
                                                       292,799          147,681
                                                  ------------      -----------

Dividends  Payable                                     156,824          140,827
                                                  ------------      -----------

Stockholders'  Equity:
     Common  Stock                                      92,368           92,368
     Additional  Paid-in  Capital                       65,000           65,000
     Retained Earnings                               7,642,453        8,171,082
                                                  ------------      -----------
                                                     7,799,821        8,328,450

     Less  -  Treasury  Stock,  at  Cost               215,783          202,247
                                                  ------------      -----------
                                                     7,584,038        8,126,203
                                                  ------------      -----------

                                                  $  8,033,661      $ 8,414,711
                                                  ============      ===========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF  OPERATIONS
                                   (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                      September  30,         September  30,
                                    -------------------  ----------------------
                                      2002       2001       2002        2001
                                    --------  ---------  ----------  ----------
Operating  Revenues:
  Oil  and  Gas Sales               $399,901  $ 417,442  $1,198,119  $2,059,463
  Lease  Bonuses  and  Other          77,529        803      79,903       8,904
                                    --------  ---------  ----------  ----------
                                     477,430    418,245   1,278,022   2,068,367
                                    --------  ---------  ----------  ----------

Operating Costs and Expenses:
  Production                         124,190    103,778     318,775     331,653
  Exploration                        181,212    142,573     467,095     393,549
  Depreciation, Depletion,
    Amortization and Valuation
    Provisions                       196,959    130,792     514,851     314,067
  General, Administrative and
    Other                            150,010    149,310     488,997     464,150
                                    --------  ---------  ----------  ----------

                                     652,371    526,453   1,789,718   1,503,419
                                    --------  ---------  ----------  ----------

Income (Loss) From Operations       (174,941)  (108,208)   (511,696)    564,948

Other Income (Loss), Net             (15,095)    91,948     (23,596)     69,900
                                    --------  ---------  ----------  ----------

Income (Loss) Before Income Taxes   (190,036)   (16,260)   (535,292)    634,848

Provision For (Benefit From).
  Income Taxes                       (64,975)   (32,321)   (173,644)    114,858
                                    --------  ---------  ----------  ----------

Net Income (Loss)                  $(125,061) $  16,061  $ (361,648) $  519,990
                                   =========  =========  ==========  ==========
Per  Share  Data:
     Net Income (Loss),
       Basic and Diluted           $    (.75) $     .10  $    (2.17) $     3.11

     Cash  Dividends               $     ---  $     ---  $     1.00  $     1.50
                                   =========  =========  ==========  ==========

     Weighted Average  Shares
       Outstanding                   166,788    167,242     166,931     167,358
                                   =========  =========  ==========  ==========




See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                         Nine  Months  Ended
                                                            September  30,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
Net  Cash Provided by Operating Activities            $   233,027   $ 1,066,803
                                                      -----------   -----------
Cash  Flows  from  Investing  Activities:
     Sale  and  Maturity  of  Available
       for  Sale  Securities                            5,863,248     6,778,972
     Purchase of Available for Sale Securities         (5,238,706)   (7,226,413)
     Property  Dispositions                                 1,225        43,834
     Property  Additions                                 (861,861)     (634,963)
     Cash Distributions from Equity Investments            11,550         8,250
     Cash Contributions to Equity Investments              (6,250)            -
                                                      -----------   -----------

     Net Cash Applied to Investing Activities            (230,794)   (1,030,320)
                                                      -----------   -----------

Cash  Flows  from  Financing  Activities:
     Dividends  Paid  to  Shareholders                   (155,983)     (236,511)
     Purchase  of  Treasury  Stock                        (13,536)       (7,776)
                                                      -----------   -----------

     Total Cash Applied to Financing Activities          (169,519)     (244,287)
                                                      -----------   -----------

Net  Change  in  Cash and Cash Equivalents               (167,286)     (207,804)
                                                      -----------   -----------

Cash and Cash Equivalents, Beginning of Period            431,145       330,178
                                                      -----------   -----------

Cash  and  Cash  Equivalents,  End of Period          $   263,859   $   122,374
                                                      ===========   ===========

Supplemental  Disclosures  of  Cash  Flow
     Information:
     Cash  Paid  During  the  Periods  For:
       Interest                                       $    11,250   $    11,250
       Income  Taxes                                  $        50   $   251,104

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2002
                                  (Unaudited)


Note 1 - BASIS  OF  PRESENTATION

     In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - COMPREHENSIVE  INCOME

     Total comprehensive loss was $125,061 for the three months and $361,684 for the nine months ended September 30, 2002. Total comprehensive income was $16,061 for the three months and $519,990 for the nine months ended September 30, 2001.

Note 3 - OTHER  INCOME  (LOSS),  NET

     The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2002 and 2001:

                                    Three Months Ended      Nine Months Ended
                                      September  30,         September  30,
                                    -------------------  ----------------------
                                      2002       2001       2002        2001
                                    --------  ---------  ----------  ----------
Realized  and  Unrealized  Loss
     On  Trading  Securities        $(36,142) $(68,968)  $(110,842)  $(196,097)
Gain  (Loss)  on  Asset  Sales           101    (2,265)      1,049     (14,458)
Interest  Income                      21,969    58,213      70,778     195,769
Equity Earnings in Investees             893    19,984       3,567      18,043
Agricultural  Rental  Income           5,600     5,600       5,600       5,600
Other  Income                            403    85,353      33,759      86,575
Interest and Other Expenses           (7,919)   (5,969)    (27,507)    (25,532)
                                    --------  --------   ---------   ---------

     Other Income (Loss), Net       $(15,095) $ 91,948   $ (23,596)  $  69,900
                                    ========  ========   =========   =========


Note 4 - ASSET  RETIREMENT  OBLIGATIONS

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

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2002
                                  (Unaudited)


     The discussion and analysis of financial condition and results of operations should be read with reference to a similar discussion in the Company's December 31, 2001, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

     Forward  Looking  Statements.
     -----------------------------

     This discussion and analysis includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements give the Company's current expectations of future events. They include statements regarding the drilling of oil and gas wells, cash flow and anticipated liquidity, expected future expenses and utilization of net operating loss carry-backs.

     Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under "Forward Looking Statements" on page 3 of the Company's Form 10-KSB for the year ended December 31, 2001.

     We caution you not to place undue reliance on these forward looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information. You are urged to carefully review and consider the disclosures made in this and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

1.   Liquidity  and  Capital  Resources.
     -----------------------------------

     Please refer to the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. Net cash provided by operating activities declined $833,776 (78%) to $233,027 for the nine months ended September 30, 2002, from $1,066,803 for the same period in 2001. As suggested in the discussion of material changes in the results of operations below, a significant amount of the decline resulted from a decrease in operating revenues, interest income and other income.

     As disclosed in the Condensed Balance Sheets on pages 2 and 3 of this Form 10-QSB, the Company had cash, cash equivalents and available for sale securities totaling $4,711,282 at September 30, 2002, a $791,828 (14%)
     decrease from December 31, 2001. The Company used this $791,828 plus the cash flow from operations of $233,027 and net distributions from equity investments of $5,300, a total of $1,030,155, to apply to net oil and gas property additions of $860,636, dividends paid to shareholders of $155,983 and purchase of treasury stock of $13,536.

     A discussion of other significant balance sheet changes follows. Trading securities decreased $111,643 (45%) to $147,517 in 2002 as a result of a decline in fair market value of $64,592 and net losses from securities sold of $46,250. Refundable income taxes increased $134,571 (90%) to $284,809 mostly because of the tax benefit of an estimated net operating loss carry-back. Of the remaining refundable income tax balance of $150,238 in 2002, $122,613 was refunded to the Company on October 25, 2002 and $27,625 was credited to 2002 estimated Federal income tax. Accounts payable increased $150,118 (154%) to $247,688 in 2002, for the most part because of estimated unbilled costs of $141,327 for an exploratory well which the operator proposed to plug and abandon as a dry hole on August 29, 2002.

     Management  is   unaware  of  any  additional   material  trends,  demands,
     commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2001, would not be representative of the Company's current position.

2.   Material Changes  in Results of Operations Nine  Months Ended September 30,
     ---------------------------------------------------------------------------
     2002  Compared  with  Nine  Months  Ended  September  30,  2001.
     ----------------------------------------------------------------

     The Company had a net loss of $361,648 for the nine months ended September 30, 2002, as compared to net income of $519,990 for the same period in 2001, a decrease of $881,638, or $5.28 per share. The decrease was the result of a decline in both operating revenue and other income as well as an increase in operating costs and expenses. A discussion of material line item changes follows.

     Operating Revenues. Operating revenues declined $790,345 (38%) to $1,278,022 in 2002 from $2,068,367 in 2001 as an $861,344 (42%) decrease in oil and gas revenue was partially offset by a $70,999 increase in lease bonuses. For the most part, the increase in lease bonus revenue was the result of the sale of a lease on Robertson County, Texas, minerals which the Company owns. Of the $861,344 decrease in revenue from oil and gas sales, $719,223 was the result of a decline in the price received and $139,252 was the result of a decrease of the volume sold. The remaining sales decrease was caused by a reduction in miscellaneous product sales of $2,869 to $7,758. Oil and gas sales will be further analyzed in the following paragraphs.

     Natural gas sales decreased $871,043 (53%) to $762,938 as a result of a decline in both the average unit price received and the volume of gas sold. The price per thousand cubic feet (MCF) declined $2.35 to $2.64 in 2002 from $4.99 in 2001 resulting in a negative price variance of $680,878. The volume sold decreased 38,109 MCF to 289,342 MCF in 2002 from 327,451 MCF in 2001 resulting in a negative volume variance of $190,165. This 38,109 MCF decrease resulted because production of 45,966 MCF from new producing properties was less than the 84,075 MCF normal decline in production from older properties.

     Crude oil sales increased $12,568 (3%) to $427,423 as the result of an increase in the volume produced as partially offset by a reduction in the average unit price received. The volume of production increased 1,965 barrels (Bbls) to 17,978 Bbls in 2002 from 16,013 Bbls in 2001, as new production of 2,561 Bbls which came on line was greater than the 596 Bbls decline in production from older producing properties. The result was a positive volume variance of $50,913. However, the average unit price received declined $2.13 per Bbl to $23.78 in 2002 from $25.91 in 2001 resulting in a $38,345 negative price variance.

     For both oil and gas, the change in unit price received for sales is the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based.

     Operating Costs and Expenses. Operating costs and expenses increased $286,299 (19%) to $1,789,718 in 2002 from $1,503,419 in 2001. Material line item  changes  will  be discussed and analyzed in the following paragraphs.

     Production costs decreased $12,878 (4%) to $318,775 in 2002. To a great extent, the net decrease was the result of a decline in gross production taxes of $53,778 to $65,362, as offset by an increase in lease operating expense of $41,855 to $226,094. Gross production taxes are state taxes calculated as a percentage of gross oil and gas sales; therefore, they fluctuate with the dollar amount of oil and gas sales. Approximately $34,000 of the increase in lease operating expense was the result of a third quarter work-over to increase the production of a producing well.

     Exploration and development costs incurred in 2002 were $1,269,956 of which $467,095 was charged to expense, and the remaining $802,861 recorded as an asset including $87,376 of prepaid drilling costs and $301,107 for the purchase of undeveloped leaseholds. The foregoing compares to $1,024,215 incurred in 2001 of which $393,549 was charged to expense, and $630,666 was recorded as an asset, including $225,776 of prepaid drilling costs and $86,151 for the purchase of undeveloped leaseholds.

     The following is a summary as of November 1, 2002, updating exploration activity from December 31, 2001.

          A step-out well was drilled on a Dewey County, Oklahoma prospect in which the Company has a 17.5% working interest. The well was completed as a marginal producing gas well. Well data indicates the possibility of production from another zone; however, no additional drilling is planned at this time.

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

          In November, 2001, the Company purchased a 12.5% working interest in a Payne County, Oklahoma prospect. A step-out well started in January, 2002, was completed in March 2002, equipped with a pumping unit and is producing. A second well was started in February, 2002, and completed as an oil producer in April 2002, but experienced a rapid decline. Offset drilling to the first well is likely.

          In October, 2001, the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells have been drilled. A pipeline tap and meter were installed and began flowing the first well on October 1, 2002. The second well does not have adequate production to justify pipeline expense. The well will be shut in awaiting the results of the 3D Seismic Survey. Other wells in the vicinity could make a pipeline to the second well economical.

          In January, 2002, the Company purchased a 5% working interest in a Stephens County, Oklahoma, prospect on which an exploratory well was in process. In July, 2002, the well was determined to be uneconomical and will be plugged and abandoned. A second exploratory well was started on May 5, 2002, and on August 29, 2002, the operator proposed to plug and abandon the well as a dry hole and the Company concurred. The prospect is under evaluation prior to further testing.

          In February, 2002, the Company purchased a 16% working interest in a Hansford County, Texas, prospect. The initial test well has been drilled and appears to be a gas producer. The well will be completed and is scheduled to begin production December 1, 2002. No additional drilling is planned.

          In April, 2002, the Company acquired a 10% working interest in a Payne County, Oklahoma, prospect. The initial test well was not a commercial producer and has been plugged and abandoned. No more drilling is planned.

          In June, 2002, the Company acquired a 16% working interest in a Woods County, Oklahoma, prospect. An exploratory test well was completed as a producer in late July, 2002. By early September, it had stabilized at a production rate of about 13 barrels of oil and 50 thousand cubic feet of gas per day. The well is being evaluated for a stimulation treatment. The Company participated in the leasing of 320 acres for a two year term in the 640 acres unit as "protection" acreage. There are no immediate plans to pursue other leases in the unit.

          In June, 2002, the Company agreed to participate in a Woods County, Oklahoma, prospect with an 18% working interest. A test well should be started prior to year end 2002.

          In July, 2002, the Company agreed to participate in a one well prospect in Ellis County, Oklahoma, with a 16% working interest. The well was started on September 18, and at November 1, was in the process of completion as a gas well and tested at 500 to 600 MCF per day before a stimulation treatment.

          The Company is participating in the development of two Oklahoma prospects with a 50% working interest in each, one in Bryan County and the other in Woods County. Both prospects are in the initial development stage. The Company will attempt to sell some of its interest prior to drilling test wells. Drilling is not likely on the Bryan County prospect before 3D seismic is acquired.

          In September, 2002, the Company agreed to participate in a Duval County, Texas, exploratory prospect with a 9% working interest. An exploratory well should be started in the fourth quarter of 2002, or the first quarter of 2003.

          In August, 2002, the Company agreed to participate as a working interest owner in an increased density well on a Custer County, Oklahoma leasehold in which it has an approximate 1.04% working interest. The well was started on September 16, 2002.

          In Management's opinion, the exploratory drilling summarized above has
          not   produced  development   drilling   opportunities   which   could
          significantly  increase  the  Company's  oil  and  gas  reserves.

     Depreciation, depletion, amortization and valuation provisions (DD&A) increased $200,784 (64%) to $514,851 in 2002 from $314,067 in 2001. To a significant degree, this increase was the result of an increase in the provision for undeveloped leasehold impairment of $217,207 (335%) to $282,041 and an increase in the impairment of long lived assets of $27,926 (23%) to $148,505 as offset by a decrease in the provisions for depletion and depreciation of producing oil and gas properties of $45,998 (38%) to $75,277. For the most part, the $217,207 increase in the provision for impairment of undeveloped leaseholds was caused by the impairment of a prospect purchased in the first quarter of 2002 on which two exploratory wells were drilled and determined to be uneconomical. The 2002 provision for impairment of long-lived assets of $148,505 was to a great extent the result of an unexpected decline of production of recently completed wells, whereas the 2001 provision was mostly the result of a decline in product prices. Depletion and depreciation of producing properties are computed using the units-of- production method. The 2002 decrease in the provision for depletion and depreciation of producing properties of $45,988 was the combined result of an overall decline in production and a reduction in basis of the properties as the result of the recognition of impairment loss on long lived assets in the year ended December 31, 2001.

     Other Income (Loss), Net. See Note 3 to the accompanying condensed financial statements for an analysis of this line item. The realized and unrealized loss on trading securities decreased $85,255 to a loss of $110,842 in 2002 from a loss of $196,097 in 2001. In 2002 the realized loss was $46,250 and the unrealized loss was $64,592 as compared to a 2001 realized loss of $22,392 and unrealized loss of $173,705. As of November 1, 2002, securities held at September 30, 2002 and still in inventory had an increase in estimated fair market value of $15,292. There were no sales subsequent to September 30, 2002.

     Interest income declined $124,991 to $70,778 in 2002 from $195,769 in 2001. For the most part, the decline was the result of a decrease in the average rate of return on available for sale securities and cash equivalents; however, a decrease in the average balance outstanding of those investments was also a factor.

     Other income decreased $52,816 mostly because of the receipt of a class action law suit settlement in 2001.

     Provision for (Benefit from) Income Taxes. In 2002, the Company had a benefit from income taxes of $173,644 on a loss before income taxes of $535,292 resulting in an effective tax rate of 32%. Of the $173,644 tax benefit, $134,521 was the tax benefit of an estimated net operating loss carry-back at an estimated tax rate of 32% and the remaining $39,123 was a deferred tax benefit at an estimated tax rate of 34%.

     In 2001, the Company had a provision for income tax of $114,858 on income before income taxes of $634,848 for an effective tax rate of 18%. The provision for income taxes in 2001 was less than the statutory US Federal income tax rate of 35% because of allowable depletion for tax purposes in excess of depletion for financial statements. In 2001 the Company had an estimated current tax expense of $136,079 as offset by an estimated deferred tax benefit of $21,221.

3.   Material Changes in  Results of Operations Three Months Ended September 30,
     ---------------------------------------------------------------------------
     2002,  Compared  with  Three  Months  Ended  September  30,  2001.
     ------------------------------------------------------------------

     Operating Revenues. Revenues from oil and gas sales decreased $17,541 (4%) to $399,901 in 2002 from $417,442 in 2001. Exclusive of a $740 decline in miscellaneous product sales to $2,791, the decrease was the result of a $36,662 decrease in the volume of oil and gas sold as partially offset by a $19,861 increase in the price received.

     Natural gas sales declined $47,108 (18%) to $256,330 in 2002 as a result of a decrease in the volume of gas sales as partially offset by an increase in the average unit price received. The volume sold decreased 20,233 MCF to 86,611 in 2002, from 106,844 MCF in 2001 resulting in a negative volume variance of $57,462. The average unit price increased $.12 per MCF to $2.96 in 2002 from $2.84 in 2001 resulting in a positive price variance of $10,354.

     Crude oil sales increased $30,307 (27%) to $140,780 in 2002 as a result of an increase in both the average unit price received and the volume of oil sold. The volume of production increased 849 Bbls to 5,358 Bbls in 2002 from 4,509 Bbls in 2001 resulting in a positive volume variance of $20,800. The average unit price increased $1.77 per Bbl to $26.27 per Bbl from $24.50 per Bbl in 2001, resulting in a positive price variance of $9,507.

     Operating Costs and Expenses. Production costs increased $20,412 (20%) to $124,190 for the most part because of an increase in lease operating expense of $24,437 as offset by a $6,009 decrease in gross production taxes.

     DD&A increased $66,167 (51%) to $196,959 to a great extent as a result of an increase of $121,358 in the provisions for impairment of undeveloped leaseholds to $154,702 as partially offset by a decrease of $18,877 in depletion and depreciation of producing oil and gas properties to $17,586 and a decrease of $36,033 in the provision for impairment of long lived assets to $20,000.

     Other Income, Net. As analyzed in Note 3 to the accompanying condensed financial statements, this line item declined $107,043 to a loss of $15,095. To a significant degree, the decline was the result of an $84,950 decrease in other income, a $36,244 decrease in interest income and a $19,091 decrease in equity earnings in investees as partially offset by a $32,826 decline in realized and unrealized loss on trading securities.

     Provision for Income Taxes. For the three months ended September 30, 2002, the Company had an estimated benefit from income taxes of $64,975 as an estimated current tax benefit of $21,853 was increased by an estimated deferred tax benefit of $43,122. For the comparable period in 2001, the Company had an estimated benefit from for income taxes of $32,321 as an estimated current tax benefit of $5,920 was increased by a deferred tax benefit of $26,401.

     There were no additional material changes between the quarters which were not covered in the discussion in Item 2, above for the nine months.

                          THE RESERVE PETROLEUM COMPANY
                            CONTROLS AND PROCEDURES
                               September 30, 2002
                                  (unaudited)



a)  Disclosure  Controls  and  Procedures.
    --------------------------------------

As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, effective August 29, 2002, the Securities and Exchange Commission (SEC) adopted rules requiring a reporting company's principal executive and financial officers each to certify, among other things, that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the reporting company's disclosure controls and procedures. For purposes of the new rules, disclosure controls and procedures are defined by the SEC as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms". The SEC further explains, "disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure."

The Company's disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer on November 5, 2002, a date within 90 days of the filing date of this 10-QSB. The scope of their evaluation included the following categories of review: overall control environment, risk assessment capabilities, specific control activities, quality of information and communication, and performance monitoring. Based on their evaluation it is their conclusion that the effectiveness of the Company's said disclosure controls and procedures is satisfactory.

b)  Changes  in  Internal  Controls.
    --------------------------------

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and such asset safeguarding.

                                    PART II
                                OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K.

    (a)   Exhibits

          The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit                                            S.E.C.        Exhibit
Reference     Description                       Report (Date)     Number    Page
---------     -----------                       -------------    --------   ----
     99       Chief  Executive  Officer's
              Certification  pursuant  to
              Section 906 of the Sarbanes-
              Oxley  Act  of  2002              10-QSB (09/02)     99.1       17

     99       Chief  Financial  Officer's
              Certification  pursuant  to
              Section 906 of the Sarbanes-
              Oxley  Act  of  2002              10-QSB  (09/02)    99.2       18

    (b) No reports on Form 8-K were filed by the Registrant for the nine months ended September 30, 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         THE  RESERVE  PETROLEUM  COMPANY
                                         ---------------------------------------
                                         (Registrant)




Date:  November  11,  2002               /s/  Mason  McLain
       -------------------               ---------------------------------------
                                         Mason  McLain,
                                         President





Date:  November  11,  2002               /s/  Jerry  L.  Crow
       -------------------               ---------------------------------------
                                         Jerry  L.  Crow
                                         Principal  Financial  and  Accounting
                                           Officer

                                 CERTIFICATIONS

I,  Mason  McLain,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of The Reserve Petroleum Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")' and

    c)  presented   in  this   quarterly  report   our  conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a)  all  significant deficiencies  in  the  design  or operation of internal controls  which  could  adversely  affect  the  registrant's  ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The  registrant's  other certifying  officers  and  I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  11,  2002
       -------------------
                                            /s/  Mason  McLain
                                            ------------------------------------
                                            Mason  McLain
                                            Principal  Executive  Officer

                                 CERTIFICATIONS

I,  Jerry  L.  Crow,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of The Reserve Petroleum Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")' and

    c)  presented   in  this   quarterly  report   our  conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a)  all  significant deficiencies  in  the  design  or operation of internal controls  which  could  adversely  affect  the  registrant's  ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The  registrant's  other certifying  officers  and  I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  11,  2002
       -------------------
                                      /s/  Jerry  L.  Crow
                                      ------------------------------------------
                                      Jerry  L.  Crow
                                      Principal Financial and Accounting Officer

                                                                    Exhibit 99.1




                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned, hereby certify that to the best of my knowledge the Quarterly Report on Form 10-QSB of The Reserve Petroleum Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  November  11,  2002               /s/  Mason  McLain
       -------------------               ---------------------------------------
                                         Mason  McLain,  President
                                         (Chief  Executive  Officer)

                                                                    Exhibit 99.2




                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned, hereby certify that to the best of my knowledge the Quarterly Report on Form 10-QSB of The Reserve Petroleum Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.








Date:  November   11,  2002              /s/  Jerry  L.  Crow
       --------------------              ---------------------------------------
                                         Jerry  L.  Crow
                                         2nd Vice President, Secretary/Treasurer
                                         (Chief  Financial  Officer)