Form 10KSB
period 2002-12-31
RESERVE PETROLEUM CO
filed 2003-03-31
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark  One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2002 were $1,762,542. As of March 14, 2003, there were 166,688.64 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates was $3,746,212 as determined by the last reported sale which was February 21, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10 and 11 required by Part III, are incorporated herein by reference to the Company's proxy statement to be mailed to security holders on or about April 25, 2003, in connection with its annual stockholders' meeting to be held on May 27, 2003.
Transitional  Small  Business  Disclosure  Format (check one)  Yes       No  X
                                                                    ---     ---

See  Exhibit  Index  on  Page  45.




                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

     Forward  Looking  Statements                                             3
PART  I
     Item  1.     Description  of  Business                                   3
     Item  2.     Description  of  Properties                                 5
     Item  3.     Legal  Proceedings                                          7
     Item  4.     Submission  of  Matters  to a Vote of Security Holders      7

PART  II
     Item  5.     Market for Common Equity and Related Stockholder Matters    7
     Item  6.     Management's Discussion and Analysis of Financial
                    Condition and Results  of  Operations                     8
     Item  7.     Financial  Statements                                      21
     Item  8.     Changes in and Disagreements with Accountants
                    on Accounting and  Financial  Disclosure                 45

PART  III
     Item  9.     Directors,  Executive  Officers, Promoters and
                    Control Persons Compliance  with  Section 16(a)
                    of  the  Exchange  Act                                   45
     Item  10.    Executive  Compensation                                    45
     Item  11.    Security Ownership of Certain Beneficial Owners and
                    Management                                               45
     Item  12.    Certain  Relationships  and  Related  Transactions         45
     Item  13.    Exhibits  and  Reports  on  Form  8-K                      45
     Item  14.    Controls  and  Procedures                            .     46

                          Forward-Looking Statements.
                          ---------------------------

This report contains forward-looking statements. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summation of some of the risk and uncertainties inherent in forward-looking statements.

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

                        Oil and Natural Gas Properties.
                        -------------------------------

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

Mineral  Property  Management.
------------------------------

The Company owns non-producing mineral interests in approximately 270,370 gross acres equivalent to 93,358 net acres. These mineral interests are located in nine states with 56,668 net acres in the states of Oklahoma and Texas, the area of concentration for the Company in its present development programs.

Management continually reviews various industry reports and other sources for activity (leasing, drilling, significant discoveries, etc.) in areas where the Company has mineral ownership. Based on its analysis of any activity and assessment of the potential risk relative to the particular area, management may negotiate a lease or farmout agreement and accept a royalty interest, or it may choose to participate as a working interest owner and pay its proportionate share of costs for any exploration or development drilling.

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. In 2002, $958,996 (57%) of oil and gas sales were from royalty interests as compared to $1,232,461 (51%) in 2001. As a result of its mineral ownership, in 2002 the Company had royalty interests in 16 gross (.23 net) wells which were drilled and completed as producing wells. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development  Program.
---------------------

The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with the joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 2002, the Company participated in the drilling of one development well (1.04% net) on a leasehold interest. The well was completed as a marginal gas producer.

Exploration  Program.
---------------------

The Company's exploration program is normally conducted by purchasing interests in prospects developed by independent third parties, participating in third party exploration of Company-owned non-producing minerals, developing its own exploratory prospects or a combination of the above.

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

For a summation of exploratory wells drilled in 2002 or planned for in 2003, see
Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations", subheading, "Update of Oil and Gas Exploration Activity from December 31, 2001"

Customers.
----------

In 2002, the Company had one customer whose total purchases were greater than 10% of revenues from oil and gas sales. The purchases were $175,475 or 10.4% of total oil and gas sales. The Company sells most of its oil and gas on the spot market or has sales contracts that are based on the spot market price. A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

Competition.
------------

The oil and gas industry is highly competitive in all of its phases. There are numerous circumstances within the industry and related market place that are out of the Company's control such as cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the price and extent of importation of foreign oil and gas, the cost of and proximity of pipelines and other transportation facilities, the cost and availability of drilling rigs, regulation by state and Federal authorities and the cost of complying with applicable environmental regulations. The Company is a very minor factor in the industry and must compete with other persons and companies having far greater financial and other resources. The Company's ability to participate in and/or develop viable prospects, and secure the financial participation of other persons or companies in exploratory drilling on these prospects is limited.

Regulation.
-----------

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

Generally, the respective state regulatory agencies supervise various aspects of oil and gas operations within the state and transportation of oil and gas sold intrastate.

Environmental  Protection.
--------------------------

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

                                Other Business.
                                ---------------

See Item 6, "Management's Discussion and Analysis of Financial Conditions and Results of Operations", subheading, "Equity Investments" for a discussion of other business including off-balance sheet arrangements.

                                   Employees.
                                   ----------

At December 31, 2002, the Company had eight employees, including officers. All the Company's employees devoted a portion of their time to duties with affiliated companies and received compensation directly from those companies during 2002. See Item 6, "Management's Discussion and Analysis of Financial
Conditions and Results of Operations, subheading "Certain Relationships and Related Transactions" for additional information.

Item  2.    Description  of  Properties.

The Company's principal properties are oil and natural gas properties as described below.

                        Oil and Natural Gas Operations.
                        -------------------------------

Oil  and  Gas  Reserves.
------------------------

Reference is made to the unaudited supplemental financial information beginning on Page 41 for working interest reserve quantity information.

Since January 1, 2002, the Company has filed no reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its annual 2001 report on Form 10-KSB and Federal income tax return for the year ended December 31, 2001. Those reserve estimates were identical.

Production.
-----------

The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2002, 2001 and 2000. Equivalent MCF was developed using approximate relative energy content.

                     Royalties                          Working  Interests
              --------------------        --------------------------------------------
                   Sales Price               Sales  Price          Average  Production
              --------------------        --------------------
                Oil          Gas            Oil         Gas            Cost  per
              Per Bbl      Per MCF        Per Bbl      Per MCF       Equivalent  MCF
              -------      -------        -------      -------     --------------------
  2002        $ 24.59      $  2.86        $ 24.22      $  2.70           $  1.41

  2001        $ 24.21      $  4.35        $ 25.14      $  4.24           $  1.26

  2000        $ 27.31      $  3.26        $ 27.59      $  3.27           $  1.09

At December 31, 2002, the Company had working interests in 70 gross (8 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 68 gross (4.4 net) wells producing primarily oil. These interests were in 26,704 gross (2,746 net) producing acres. These wells include 44 gross (.32 net) wells associated with secondary recovery projects.

36 percent, or 8,497 barrels of the Company's oil production during 2002 was derived from royalty interests in mature West Texas water-floods.

Undeveloped  Acreage.
---------------------

The Company's undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company's gross and net acres in each at December 31, 2002.

                                                      Acreage
                                           -----------------------------
                                            Gross                  Net
                                           -------                ------
Non-producing  Mineral  Interests          270,370                93,358
Undeveloped  Leaseholds                     34,124                 6,562

Net  Productive  and  Dry  Wells  Drilled.
------------------------------------------

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2000 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

                    Number  of  Net  Working  Interest  Wells  Drilled
               -------------------------------------------------------
                     Exploratory                      Development
               ---------------------            ----------------------
               Productive        Dry            Productive         Dry
               ----------        ---            ----------         ---
2002                .96          .47               .01             ---
2001                .65         1.43               .10             ---
2000                .79          .30               ---             ---

Recent  Activities.
-------------------

Effective in January, 2003, the Company entered into a Participation Agreement regarding a prospect in Seminole County, Oklahoma. Under the terms of the agreement, the Company acquired a 16% working interest in nine producing gas wells and two saltwater disposal wells. The agreement also includes the drilling of an exploratory test well using the existing wellbore of one of the producing wells to drill a horizontal lateral hole to the test location. The extent of additional drilling is dependent upon the information obtained from the test well. The wells and leaseholds for which the Company paid $224,000, are an acquisition for the year 2003. The Company will participate in the drilling of the test well and any subsequent wells on an actual cost bearing basis. The operator anticipates starting operations on the test well on or before April 1, 2003.

In March, 2003, the operator of a Woods County, Oklahoma producing property in which the Company has a 15% working interest proposed an increased density well in which the Company has agreed to participate. The well, which should start not later than the second quarter of 2003, will be drilled under the existing operating agreement.

See Item 6, under the subheading, "Update of Oil and Gas Exploration Activity from December 31, 2001" for a summary of recent activities related to oil and natural gas operations.

Item  3.     Legal  Proceedings.

     There are no material pending legal proceedings affecting the Company or any of its properties.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

          Not  Applicable.

                                    PART II

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters.

The Company's stock is traded over the counter in the United States. The following high and low bid information is quoted on the pink sheets OTC Market Report. Prices do not include retail markup, markdown or commission.

                                               Quarterly  Ranges
                                       --------------------------------
         Quarter  Ending               High  Bid               Low  Bid
         ---------------               ---------               --------
            03/31/01                     33                      32
            06/30/01                     34                      33
            09/30/01                     34.25                   33.25
            12/31/01                     33.25                   33.25
            03/31/02                     35                      33.1
            06/30/02                     34.6                    34.1
            09/30/02                     35.2                    33
            12/31/02                     33.2                    32.6

There was limited public trading in the Company's common stock in 2002 and 2001. In 2002, there were 8 brokered trades appearing in the Company's transfer ledger, and in 2001, there were 17.

At March 11, 2003, the Company had approximately 1,462 record holders of its common stock. The Company paid dividends on its common stock in the amount of $1.00 per share in the second quarter of 2002 and $1.50 per share in 2001. Management will review the amount of the annual dividend to be paid in 2003 with the board of directors; however, it intends to recommend a dividend of at least $1.00 per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

                          Forward-Looking Statements.
                          ----------------------------

In addition to historical information, from time to time the Company may publish forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give management's current expectations of future events. They include statements relating to such matters as anticipated financial performance, business prospects such as drilling of oil and gas wells, technological development and similar matters.

Although management believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, a variety of factors could cause the Company's actual results and experience to differ materially form the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

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

     Exploration costs have been the most significant component of the Company's capital expenditures and are expected to remain so, at least in the near term. Under the successful efforts method of accounting for oil and gas properties which the Company uses, these costs are capitalized if the prospect is successful, or charged to operating costs and expenses if unsuccessful. Estimating the amount of such future costs which may relate to successful or unsuccessful prospects is extremely imprecise, at best.

     The provisions for depreciation, depletion and amortization of oil and gas properties constitute a particularly sensitive accounting estimate. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method; however, when a leasehold is impaired or condemned, an appropriate adjustment to the provision is made at that time. Forward-looking estimates of such adjustments are very imprecise. The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment. Depletion and depreciation of oil and gas properties are computed using the units-of-production method. A significant unanticipated change in volume of production or estimated reserves would result in a material unforecasted change in the estimated depletion and depreciation provisions.

     Income from available for sale securities and trading securities have made substantial contributions to net income in certain prior periods. Available for sale securities and trading securities are used to invest funds until needed in the Company's capital investing and financing activities. Net income has been materially affected in past and current years and could be in the future years by utilization of those funds in operations as well as significant fluctuation in the interest rates and/or quoted market values applicable to the Company's available for sale securities and trading securities.

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

     The Company has equity investments in organizations over which the Company has limited or no control. These equity investments have in the past made substantial contributions to the Company's net income. The management of these entities could at any time make decisions in their own best interests which could materially affect the Company's net income, or the value of the Company's investments. See "Equity Investments", below, in this Item 6 for information regarding these equity investments.

The Reserve Petroleum Company undertakes no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2003 and any Current Reports on Form 8-K filed by the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

                Certain Relationships and Related Transactions.
                -----------------------------------------------

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

Mesquite, Mid-American and LLTD share facilities and employees with the Company. The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred during 2002 by payment to the Company in the amount of $156,678 by Mesquite, $110,770 by Mid-American and $73,730 by LLTD. Mesquite paid $108,739, Mid-American $76,757 and LLTD $51,171 in salaries to the employees of the Company in 2002, including amounts to officers, advisory directors and directors of $84,446 for Mesquite, $59,609 for Mid-American and $39,739 for LLTD.

                               Equity Investments
                               ------------------

The Company has investments in four entities which it accounts for on the equity method. In using the equity method, the Company records the original investment in an entity as an asset and adjusts the asset balance for the Company's share of any income or loss as well as any additional contributions to or distributions from the entity. The four entities include one Oklahoma limited partnership, and three Oklahoma limited liability companies. The Company does not have actual or effective control of any of the entities. The management of these entities could at any time make decisions in their own best interests which could materially effect the Company's net income, or the value of the Company's investments.

These entities are Broadway Sixty-Eight, Ltd. (33% limited partnership interest), Millennium Golf Properties, LLC (9% ownership), OKC Industrial Properties, LLC (10% ownership) and JAR Investments, LLC (25% ownership). JAR Investments, LLC is still in the development stage; however, the other entities collectively and/or individually have had a significant effect, both positively, and negatively, on the Company's net income in the past and are expected to in the future. Two of these entities have the characteristics of an off-balance sheet arrangement as defined by the Securities and Exchange Commission's rules which are effective for fiscal years ending on or after June 15, 2003. The following discussion will include the disclosures required by these rules.

Off-balance  Sheet  Arrangements.
---------------------------------

Broadway Sixty-Eight, Ltd. This Oklahoma limited partnership (the Partnership) was organized in 1978, and is owner of a commercial office building in Oklahoma City, Oklahoma. The office building is financed by a mortgage note with a balance of $202,186 at December 2002. The loan matures in 2005 with interest at New York prime rate and is collateralized by a first mortgage on the land and building and the assignment of leases and rents. The Partnership's unaudited financial statements at December 31, 2002, showed total assets of $1,019,631 and total partners' capital of $781,056. Unaudited net profit for the year then ended was $125,450 on total income of $392,139.

The Company leases its corporate office from the Partnership, and office rent expense for the year 2002 was approximately $26,000. At December 31, 2002, the Company had a net equity in the Partnership of $257,748 for its 33% limited partnership interest. Although the Company has invested as a limited partner, along with the other limited partners, it has agreed jointly and severally with all the limited partners to reimburse the general partner for any losses incurred from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments. From inception of the Partnership in 1978 through March 14, 2003, no such losses have occurred under this agreement.

JAR Investments, LLC (JAR). This Oklahoma limited liability company in which the Company invested $150,000 in December, 2000 for a 25% interest, is in the development stage. In January, 2001, JAR purchased 6.5 acres of commercial real estate including a freestanding former Food Lion Supermarket of approximately
32,000 square feet in the metropolitan Oklahoma City, Oklahoma area, for $1,050,000 with plans to improve the property for sale and/or lease. The purchase was financed by a $550,000 variable rate mortgage loan and initial capital contributions of $600,000 from JAR's owners. The estate and improvements were appraised for $1,320,000.

In August, 2002 JAR planned a joint venture with the owners of Tan & Tone America to develop an approximate 15,000 square foot retail/commercial center on
1.77 acres of JAR's land with a Tan & Tone America store occupying 9,000 square feet. The balance of the space will be available for lease to shops and offices. Tan & Tone America has thirteen exercise and tanning locations in Oklahoma City and central Oklahoma.

The joint venture was established in October, 2002 through the formation of Main-Eastern, LLC, an Oklahoma limited liability company, in which a 70% management interest is owned by JAR and a 30% investor interest will be earned by the owners of Tan & Tone America by fulfilling the terms of the Main-Eastern, LLC operating agreement. In November, 2002 the manager of Main-Eastern, LLC negotiated a construction loan with a local Oklahoma City bank in the amount of $970,000 with interest at New York prime rate as stated in the "Wall Street Journal". The interest rate upon inception of the loan on November 27, 2002 was 4.25% per annum.

JAR's unaudited financial statements at December 31, 2002, showed total assets of $1,034,665 and total members' equity of $474,778. For the year ended December 31, 2002, JAR showed a net loss of $85,967. The Reserve Petroleum Company's net equity in JAR was $118,719 at December 31, 2002, as compared to $132,112 at December 31, 2001.

The Company has signed continuing guaranty agreements for the loans of both JAR and Main-Eastern, LLC. These guaranty agreements are limited to 25% of outstanding loan and interest of JAR, or $112,500 at December 31, 2002, and 25% of JAR's 70% interest in Main-Eastern LLC's outstanding loan plus all costs and expenses related to enforcement and collections, or $36,778 at December 31, 2002 for total loan guarantees of $149,278. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees is $307,250 plus costs and expenses related to enforcement and collections. JAR's loan agreement is currently renewed annually because of the favorable financing costs and pending a decision by the manager whether to hold the property long-term. Main-Eastern, LLC's loan agreement has a 12 month construction phase in which interest only will be payable monthly. After the construction phase, a loan will be set on a 60 month balloon with payments computed on a 15 year amortization.

Other  Equity  Investments.
---------------------------

OKC Industrial Properties, LLC (OKC). This Oklahoma limited liability company in which the Company has a 10% interest was formed in 1992 to purchase and hold certain Oklahoma City, Oklahoma metropolitan area real estate as an investment. At December 31, 2002, the Company's net equity for its 10% ownership interest in OKC was $61,145. A review of OKC's unaudited financial statements disclosed total assets and total members' equity of $611,450 at December 31, 2002, as there were no liabilities. Net income for the year then ended was $5,585.

Millennium Golf Properties, LLC (Millennium) This Oklahoma limited liability Company in which the Company has a 9% interest originated in 1990. It owns and operates two golf courses in the Oklahoma City metropolitan area, Coffee Creek Golf Course and River Oaks Golf Course. Also, Millennium is developing residential real estate around each golf course and operates a property management company which specializes in golf course management. In 1999 Millennium purchased River Oaks Golf Course, an operating golf course, along with surrounding real estate. The River Oaks purchase, renovations and related real estate development are financed by loans collateralized by land and buildings of both Coffee Creek and River Oaks. Per review of Millennium's unaudited financial statements at December 31, 2002, these loans totaled $2,586,858. These financial statements also showed total assets of $3,578,011, and members' capital of $738,576, and for the year ended December 31, 2002, Millennium had a net loss of $303,123 on total revenues of $2,430,726. At December 31, 2002, the Company had a net equity of $83,778 for its 9% interest in Millennium.

                        Liquidity and Capital Resources
                        -------------------------------

To supplement the following discussion please refer to the Balance Sheets on Pages 23 and 24, and the Statements of Cash Flows beginning on page 27 of this Form 10-KSB.

In 2002, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available for sale securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available for sale securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available for sale securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. Available for sale securities are primarily US Treasury Bills and bank certificates of deposits.

In 2002, net cash provided by operating activities was $303,954. In addition to cash provided by operations, $1,447 was received from property dispositions and $11,550 from distributions by equity investments for total cash provided of $316,951. Property additions capitalized totaled $1,043,023, cash payments for equity investments were $13,400, dividends paid to shareholders were $161,369 and treasury stock purchases amounted to $14,176 for total cash applied of $1,231,968. Total cash applied exceeded total cash provided by $915,017. To cover this $915,017 deficit, the Company reduced cash and cash equivalents by $116,669 and available for sale securities by $798,348.

In 2001, net cash provided by operating activities was $1,127,454. In addition to the cash provided by operations, $67,170 was received from property dispositions and $8,250 from distributions by equity investments for a total of $1,202,874. Property additions capitalized totaled $733,106, dividends paid to shareholders were $238,321 and treasury stock purchases amounted to $9,792 for total cash applied of $981,219. The balance remaining of $221,655 was used to increase cash and cash equivalents by $100,967 and available for sale securities by $120,688.

Other than cash, cash equivalents and available for sale securities, other significant changes in working capital include the following:

     Trading securities decreased $100,913 (39%) to $158,247 in 2002 from $259,160 in 2001. For the most part, the decrease was the result of recognition of a decline in fair market value (unrealized loss) of $54,934 and realized losses of $47,787.

     Refundable income taxes increased $88,756 (59%) to $238,994 in 2002 from 150,238 in 2001. $122,563 of the 2001 balance was refunded in 2002. The remaining 2001 balance was credited to 2002 estimated Federal income tax. This credit, along with estimated capital loss and net operating loss carryback in excess of $210,000 are projected to be refunded to the Company in 2003.

The following is a discussion of material changes in cash flow by activity between the years ending December 31, 2002 and 2001. Also see the discussion of changes in operating results under "Results of Operations" below in this Item 6.

Operating  Activities.
----------------------

As  noted  above,  net  cash flows provided by operating activities in 2002 were
$303,954, which when compared against the $1,127,454 provided in 2001, represents a decline of $823,500 or a 73% decrease in net cash flows provided by operating activities from 2001 to 2002. For the most part, the decline resulted because of a decrease in oil and gas sales of $906,657, an increase in exploration costs charged to expense of $145,829, an increase in cash paid to suppliers, employees and taxes other than income tax of $18,111, a decrease in cash received from interest income of $210,699 and a decrease in cash received in settlement of class action lawsuits of $52,577. Those reductions in cash flows were partially offset by an increase in cash received from lease bonuses and rentals of $71,499, decreased cash paid for production costs of $20,770 and a decrease in cash paid for income taxes of $418,667. Additional discussion of the more significant items follows.

Discussion of Selected Material Line Items Resulting in a Decline in Cash Flows. The $906,657 (36%) decrease in cash received from oil and gas sales to $1,644,071 in 2002 from $2,550,728 in 2001 was almost totally the result of a decline of both the price and volume of gas sales. See "Results of Operations", below, for a price/volume analysis and the related discussion of oil and gas sales.

Cash paid for exploration costs charged to expense increased $145,829 (38%) to $529,533 in 2002 from $383,704 in 2001. This increase is related to an overall increase in exploration activity in 2002 over 2001. This item consists of unsuccessful exploratory drilling expenditures as well as geological and geophysical costs that are directly related to the Company's oil and gas exploration drilling activity. That activity includes substantially all of the Company's property additions discussed below under the subheading "Investing Activities". In addition to the $529,533 classified as operating activities, $1,043,023 was classified as investing activities for a total of $1,572,556. This compares to 2001 cash applied to property additions which included $383,704 classified as operating activities and $733,106 classified as investing activities  for  a  total  of  $1,116,810.

Cash applied to general suppliers, employees and taxes other than income increased $18,111 (3%) to $736,364 in 2002. Most of the increase was the result of a $20,533 increase in employees salaries and directors' fees.

Cash received for interest earned on cash equivalents and available for sale securities decreased $210,699 (67%) to $103,086 in 2002 from $313,785 in 2001.
The decrease was the combined result of a decline in the average rate of return to 2.14% in 2002 from 6.09% in 2001 and a decrease in the average balance of cash equivalents and available for sale securities outstanding to $4,801,048 in 2002 from $5,144,757 in 2001.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows. Cash received from lease bonuses and rentals increased $71,499 to $80,653 in 2002 from $9,154 in 2001. For the most part, the increase in lease bonus revenue was the result of the sale of a lease on Robertson County, Texas, minerals which the Company owns. Such sales are generally initiated by third parties. Cash refunded or paid for income taxes changed from cash payments totaling $296,104 in 2001 to cash refunds of $122,563 in 2002. The 2002 cash refund was the result of overpaying estimated Federal income taxes for 2001.

Investing  Activities.
----------------------

Net cash applied to investing activities decreased $533,296 (69%) to $245,078 in 2002 from $778,374 in 2001. In 2002, net cash flows from available for sale securities changed $919,036 from cash applied of $120,688 in 2001 to cash provided of $798,348 in 2002, as a result of cash withdrawals to supplement 2002 cash flows provided by operations. The $919,036 change in cash flows from available securities was partially offset by a $375,640 net increase in the application of cash to capitalized property additions. In 2002, net cash flows applied to capitalized property was $1,041,576 as compared to $665,936 in 2001.

Financing  Activities.
----------------------

Cash applied to financing activities decreased $72,568 (29%) to $175,545 in 2002 from $248,113 in 2001. Cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2002, cash dividends paid on common stock amounted to $161,369 as compared to $238,321 in 2001. For the most part, the decrease was the result of a decrease in cash dividends per share to $1.00 in 2002 from $1.50 in 2001. Cash applied to the purchase of treasury stock was $14,176 in 2002 as compared to $9,792 in 2001.

Forward-Looking  Summary.
-------------------------

The latest estimate of business to be done in 2003 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company's risk parameters become available, or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

                              Results of Operations
                              ---------------------

As disclosed in the Statements of Operations in Item 7, of this Form 10-KSB, in 2002 the Company had a net loss of $616,876 as compared to net income of $268,038 in 2001. Net loss per share, basic and diluted was $3.70 in 2002, a decrease of $5.30 per share from net income of $1.60 in 2001. Material line item changes in the Statements of Operations will be discussed in the following paragraphs.

Operating  Revenues.
--------------------

Operating revenues decreased $681,826 (28%) to $1,762,542 in 2002 from $2,444,368 in 2001. A decline in oil and gas sales of $753,325 (31%) to $1,681,889 in 2002 from $2,435,214 in 2001 was partially offset by a $71,499 increase in lease bonuses and rentals to $80,653 in 2002 from $9,154 in 2001. The increase in lease bonuses and rentals was, for the most part, the result of the sale of a lease on Robertson County, Texas, minerals which the Company owns. The decrease in oil and gas sales will be discussed in the following paragraphs.

The $753,325 decrease in oil and gas sales was the net result of a $795,918 decline in gas sales plus a $2,761 decline in miscellaneous oil and gas product sales as partially offset by a $45,354 increase in oil sales. The following price and volume analysis is presented to help explain the changes in oil and gas sales from 2001 to 2002. Miscellaneous oil and gas product sales of $10,885 in 2002 and $13,646 in 2001 are not included in the analysis.

                                                  Variance
                                               ----------------
     Production                   2002         Price     Volume       2001
     ----------                 -------       ------     ------     -------
     Oil  -
     Bbls (000 omitted)             24          ---          2           22

     $(000 omitted)             $  586          (1)         46       $  541

     Unit Price                 $24.46        (.02)        ---       $24.48

     Gas  -

     MCF (000 omitted)             390          ---        (49)         439

     $(000 omitted)             $1,085        (587)       (209)      $1,881

     Unit  Price                $ 2.78       (1.51)        ---       $ 4.29

The $795,918 (42%) decline in natural gas sales to $1,084,690 in 2002 from $1,880,608 in 2001 was the result of a decrease in both the price and volume of sales. A negative price variance of $587,450 resulted because the average price received per thousand cubic feet (MCF) of natural gas sales decreased $1.51 per MCF to $2.78 in 2002 from $4.29 in 2001. A negative volume variance of $208,468 resulted from a decline in volume sold of 48,593 MCF in 2002 to 389,944 MCF in 2002 from 438,537 in 2001. The decrease in the volume of production was the net result of a 100,340 MCF normal decline in production from mature producing properties as partially offset by production of 51,747 MCF from properties which first produced in 2002. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 7, below, working interests natural gas extensions and discoveries were not adequate to replace reserves produced in either 2002 or 2001.

The $45,355 (8%) increase in crude oil sales to $586,314 in 2002 from $540,959 in 2001 was substantially all the result of an increase in the volume of sales. The barrels (Bbls) of sales increased 1,871 to 23,972 in 2002 from 22,101 in 2001 resulting in a positive volume variance of $45,809. The average price per Bbl declined $0.02 to $24.46 in 2002 from $24.48 in 2002 for a negative price variance of $454. The positive volume variance was the net result of a 3,020 Bbl increase from production which first produced in 2002 as partially offset by normal decline in the production of more mature properties of 1,149 Bbls.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating  Costs  and  Expenses
-------------------------------

Operating costs and expenses increased $301,476 (13%) to $2,621,836 in 2002 from $2,320,360 in 2001, as the Company had an increase in every line item with the exception of production costs. The material components of these line items will be discussed below.

Production Costs. Production costs decreased $20,222 (5%) to $405,004 in 2002 from $425,226 in 2001. For the most part, the decrease was the net result of a $57,797 (41%) decrease in gross production tax to $82,989 from $140,786 in 2001, as partially offset by an increase in lease operating expense of $35,896 (14%) to $284,624 in 2002 from $248,728 in 2001. To a great extent, the increase in lease operating expense was the result of a workover on a mature producing property and the additional costs of wells which first produced in late 2001 or in 2002. Gross production taxes are state taxes which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they tend to fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling are capitalized. Total costs of exploration, inclusive of geological and geophysical costs were $1,565,471 in 2002 and $1,026,946 in 2001. Costs charged to operations were $541,824 in 2002 and $362,313 in 2001 inclusive of geological and geophysical costs of $51,082 in 2002, and $4,307 in 2001.

     Update of Oil and Gas Exploration Activity from December 31, 2001. For the twelve months ended December 31, 2002, the Company participated in the drilling of 15 gross exploratory working interest wells with net working interests ranging from a high of approximately 20% to a low of 1%. Of the fifteen exploratory wells, six were plugged, abandoned and charged to expense; one was temporarily abandoned and awaiting a plugging request, seven were completed as producers and one was in process at December 31, 2002, and subsequently completed as a producing gas well. In management's opinion, the exploratory drilling summarized above has not produced development drilling opportunities which could significantly increase the Company's oil and gas reserves.

The following paragraphs update oil and gas exploration activity from December 31, 2001 through March 15, 2003.

     In April 2001 a step-out well was completed on a Dewey County, Oklahoma prospect in which the Company has a 17.5% working interest. The well is a marginal producing gas well. Data indicates the possibility of increased production by re-completing the well in another zone; however, no additional drilling has been planned.

     In June, 2001, the Company purchased a 13% working interest in an indrill prospect in McClain County, Oklahoma. A test well was drilled in July, 2001 resulting in marginal oil production. In August, 2002, the well was re-completed in two additional zones, with negative results. The re-completion cost approximately $30,000 which was capitalized as a proved property addition. No further drilling is planned on the prospect.

     In September, 2001, a step-out well in which the Company has a 19.6% working interest was drilled on a shallow Cimarron County, Oklahoma, exploratory prospect. After extensive testing, the well was temporarily abandoned and the operator has stated a plugging request will be distributed.

     In December, 2001, a test well was completed as a marginal gas producer on a step-out prospect in Beckham County, Oklahoma, in which the Company has a 5% working interest. Additional leaseholds were purchased in the area of interest and an offset well was drilled in the second quarter of 2002. Upon examination of the open hole logs, it was plugged and abandoned. The initial test well's production declined rapidly with it's last production in September, 2002. The operator has stated the well will be proposed for plugging and abandonment. No additional drilling is planned. The Company had costs of $38,400 for this prospect in 2002 all of which were expensed.

     In November, 2001, the Company purchased a 12.5% working interest in a Payne County, Oklahoma prospect. A step-out well started in January, 2002 was completed in March, 2002, equipped with a pumping unit and is producing. A second well was started in February, 2002, and completed as an oil producer in April, 2002, but experienced a rapid decline. This second well was re-completed in another zone as a marginal producer. Offset drilling to the first well has been proposed for the second quarter of 2003. The Company had costs of $105,028 for this prospect in 2002, $7,788 of which were capitalized as unproved properties and $97,240 were capitalized as proved properties.

     In October, 2001, the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells have been drilled. A pipeline tap and meter were installed and began flowing the first well on October 1, 2002. The second well does not have adequate production to justify a pipeline expense. The well was shut in awaiting the results of a 3D Seismic Survey the interpretation of which was completed in November, 2002. In January, 2003 the operator proposed an additional test well to evaluate the potential in the structural closure mapped from the seismic data. The well started March 10, 2003. Other wells in the vicinity could make a pipe-line to the second well economical. The Company had costs of $157,275 in 2002 related to this prospect. Geological and Geophysical costs of $48,386 were expensed as exploration costs, $88,981 were capitalized as unproved properties; however, $6,636 of the unproved properties was expensed in the provision for impairment of undeveloped leaseholds

     In January, 2002, the Company purchased a 5% working interest in a Stephens County, Oklahoma prospect on which an exploratory well was in process. In July, 2002, the well was determined to be uneconomical and will be plugged and abandoned. A second exploratory well was started on May 5, 2002, and on August 29, 2002, the operator proposed to plug and abandon the well as a dry hole and the Company concurred. The prospect is under evaluation prior to further testing. The Company had costs of $613,377 for this prospect in 2002, all of which were expensed, $208,909 to impairment of undeveloped leaseholds and $404,468 to exploration costs.

     In February, 2002, the Company purchased a 16% working interest in a Hansford County, Texas prospect. The test well was completed as a gas producer and began production in December, 2002. Expenditures in 2002 totaled $170,393 for this property all of which were capitalized as proved properties. However, $117,543 was expensed to the provision for impairment of long-lived assets because the estimated fair market value of the property was less than its carrying amount at year end 2002.

     In April, 2002, the Company acquired a 10% working interest in a Payne County, Oklahoma prospect. The initial test well was not a commercial producer and has been plugged and abandoned. No more drilling is planned. Total 2002 costs of $20,978 for this prospect were expensed, $14,508 as exploration costs and $6,470 as impairment of undeveloped leaseholds.

     In June 2002, the Company acquired a 16% working interest in a Woods County, Oklahoma, prospect. An exploratory test well was completed as a producer in July, 2002. By early September, it had stabilized at a production rate of about 13 barrels of oil and 50 thousand cubic feet of gas per day. The well is being evaluated for a stimulation treatment. The Company participated in the leasing of 320 acres for a two year term in the 640 acres unit as "protection" acreage. There are no immediate plans to pursue other leases in the unit. The Company has costs of $58,257 of which $3,464 were capitalized as unproved properties and $54,793 as proved properties.

     In June, 2002 the Company agreed to participate in a Woods County, Oklahoma prospect with an 18% working interest. A test well was started in November, 2002, and completed as a gas producer in January, 2003. The Company had costs of $96,812 in this prospect in 2002, of which $28,719 were capitalized as unproved properties and $68,093 as proved properties.

     In July, 2002, the Company agreed to participate in a one well prospect in Ellis County, Oklahoma, with a 16% working interest. The well was started in September, 2002, and was completed as a producing gas well in November, 2002. Costs of this prospect totaled $134,316 of which $1,988 were expensed as exploration costs and $132,328 were capitalized as proved properties.

     In August 2002, the Company agreed to participate as a working interest owner in an increased density well on a Custer County, Oklahoma leasehold in which it has an approximate 1.04% working interest. The well was started in September, 2002, and completed as a gas producer in November, 2002. Total expenditures of $13,714 were capitalized as proved properties; however $9,482 was expensed as an increase in the provision for impairment of long-lived assets because the estimated fair market value of the property at year end 2002, was less than its carrying amount.

     In September, 2002, the Company agreed to participate in a Duval County, Texas, exploratory prospect with a 9% working interest. An exploratory test well was drilled in November, 2002, and plugged and abandoned in December, 2002. No additional drilling is planned. Total 2002 costs for this prospect were $97,747 all of which were expensed, $27,254 as exploration costs and $70,493 as impairment of undeveloped leaseholds.

     The Company is participating in the development of two Oklahoma prospects with a 50% working interest in each, one in Bryan County, and the other in Woods County. Both prospects are in the initial development stage. The Company will attempt to sell some of its interest prior to drilling test wells. Drilling is not likely on the Bryan County prospect before 3D seismic is acquired. In 2002, the Company purchased undeveloped leaseholds of $31,619 for the Woods County prospect which is capitalized as unproved properties. Normal amortization of the undeveloped leasehold balance of $63,628 at year end 2002 totaled $29,826 for the two prospects and was charged to expense by an increase in the provision for impairment of undeveloped leaseholds.

     Effective in January, 2003, the Company entered into a participation agreement regarding a prospect in Seminole County, Oklahoma. Under the terms of the agreement, the Company acquired a 16% working interest in nine producing gas wells and two saltwater disposal wells. The agreement also includes the drilling of an exploratory test well using the existing wellbore of one of the producing wells to drill a horizontal lateral hole to the test location. The extent of additional drilling is dependent upon the information obtained from the test well. The wells and leaseholds for which the Company paid $224,000, are acquisitions for the year 2003. The Company will participate in the drilling of the test well and any subsequent wells on an actual cost bearing basis. The operator anticipates starting operations on the test well on or before April 1, 2003.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment was $363,656 in 2002 and $94,184 in 2001. The increase in the provision for impairment is directly related to the increase in exploration activity discussed under "Exploration Costs", above. The most significant impairments were a Stephens County, Oklahoma prospect on which two exploratory dry holes were drilled resulting in an impairment of $208,909, and a Duval County, Texas prospect on which an exploratory dry hole was also drilled resulting in an impairment of $70,493.

As discussed in Note 10, to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Reviews were performed in both 2002 and 2001. The 2002 provision was the result of a decline in production of wells which first produced in 2001 as well as wells completed in 2002 for which the estimated fair market value of future production was less than the Company's carrying amount in the well. The 2001 provision was to a great extent the result of a decline in product prices which were used in computation of the properties estimated fair market value.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation totaled $240,581 in 2002 and $249,764 in 2001.

General, Administrative and Other Expenses (G&A). G&A increased $53,349 (8%) to $724,820 in 2002 from $671,471 in 2001. To a great extent, the increase was the result of an increase in employee salaries and directors' fees of $20,533, legal fees of $14,090 and officers' life insurance of $24,397. The increase in officers' life insurance resulted because a one time adjustment by one of the carriers resulted in a reduction of 2001 net premiums.

Equity Earnings (Loss) in Investees. The following is an analysis of equity earnings (loss) in investees by entity for the years ended December 31, 2002 and 2001. See the subheading, "Equity Investments", above in this Item 6 for more information.

                                                                  2002 Earnings
                                            Net Earnings (Loss)   Over (Under)
                                            -------------------
                                               2002      2001        2001
                                            --------   --------    ---------
     Broadway  Sixty-Eight,  Ltd.           $ 41,398    39,964        1,434
     Millennium  Golf  Properties,  LLC      (30,507)  (23,475)      (7,032)
     OKC  Industrial  Properties,  LC            559       454          105
     JAR  Investment,  LLC                   (26,793)  (17,888)      (8,905)
                                             -------   -------      -------
          Total                             $(15,343)     (945)     (14,398)
                                            ========   =======      =======


Other Income (Loss), Net. See Note 11, to the accompanying financial statements for an analysis of the components of this line item for the years ended 2002 and 2001. Other Income (Loss) decreased $144,107 to a net loss of $8,091 in 2002 from net income of $136,016 in 2001.

Realized and unrealized loss on trading securities decreased $40,708 (28%) to $102,722 in 2002. Realized gains or losses result when a trading security which is owned is sold. Unrealized gains or losses result from adjusting the Company's carrying amount in trading securities owned at the reporting date to estimated fair market value. In 2002, the Company had realized losses of $47,788 and unrealized losses of $54,934. In 2001, the Company had realized losses of $75,720 and unrealized losses of $67,710.

Accrual basis interest income decreased $146,845 (62%) to $89,355 in 2002 from $236,200 in 2001. The decrease was the result of a decline in the average rate of return and the average balance outstanding of cash equivalents and available for sale securities from which most of interest income is derived. The average rate of return fell 2.73% to 1.86% in 2002 from 4.59% in 2001 and the average balance outstanding declined $343,709 to $4,801,048 in 2002 from $5,144,757 in 2001.

Benefit from Income Taxes. See Note 6, to the accompanying financial statements for an analysis of the various components of income taxes. Of note, in 2002 the Company had an estimated benefit from income taxes of $265,852 as the result of current tax benefit of $211,319 plus a deferred tax benefit of $54,533. This current tax benefit of $211,319 in 2002 is the estimated benefit of capital loss and net operating loss carrybacks of the estimated 2002 Federal income tax loss. In 2001, the Company had an estimated tax benefit of $8,959 as a deferred tax benefit of $36,325 exceeded current tax expense of $27,366.

                                                                            Page
                                                                            ----
Item  7.   Financial Statements.

           Index to Financial  Statements.

           Report of Independent Certified Public
             Accountants - Grant Thornton LLP                                 22

           Balance Sheets - December 31, 2002 and 2001                        23

           Statements of Operations - Years Ended
             December 31, 2002 and 2001                                       25

           Statement of Stockholders' Equity -
             December 31, 2002 and 2001                                       26

           Statements of Cash Flows - Years Ended
             December 31, 2002 and 2001                                       27

           Notes to Financial Statements                                      29

           Unaudited Supplemental Financial Information                       40

               Report of Independent Certified Public Accountants
               --------------------------------------------------






Board of Directors
The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company (a Delaware corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP


Oklahoma City, Oklahoma
March 14, 2003

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                           December  31,
                                                  -----------------------------
                                                     2002                2001
                                                  -----------       -----------
Current  Assets:
     Cash  and  Cash  Equivalents  (Note  2)      $   314,476       $   431,145
     Available for Sale Securities (Notes 2 & 5)    4,273,616         5,071,965
     Trading  Securities  (Notes  2  &  5)            158,247           259,160
     Receivables                                      281,223           247,485
     Refundable  Income  Taxes                        238,994           150,238
     Prepayments  &  Deferred  Income  Taxes           35,480            24,655
                                                  -----------       -----------
                                                    5,302,036         6,184,648
                                                  -----------       -----------

Investments:
     Equity Investments (Notes 2 & 7)                 521,393           534,886
     Other                                             15,298            15,298
                                                  -----------       -----------

                                                      536,691           550,184
                                                  -----------       -----------

Property, Plant & Equipment
  (Notes 2, 8, 10 & 12):
    Oil & Gas Properties, at Cost Based on the
      Successful Efforts Method of Accounting
      Unproved  Properties                            686,650           546,607
      Proved  Properties                            4,911,854         4,605,581
                                                  -----------       -----------

                                                    5,598,504         5,152,188

      Less - Valuation Allowance and Accumulated
        Depreciation, Depletion & Amortization      4,533,490         4,166,076
                                                  -----------       -----------

                                                    1,065,014           986,112
                                                  -----------       -----------

     Other  Property  &  Equipment,  at  Cost         340,497           340,496
       Less - Accumulated Depreciation &
         Amortization                                 172,570           160,533
                                                  -----------       -----------

                                                      167,927           179,963
                                                  -----------       -----------

                                                    1,232,941         1,166,075
                                                  -----------       -----------

Other  Assets                                         585,665           513,804
                                                  -----------       -----------

                                                  $ 7,657,333       $ 8,414,711
                                                  ===========       ===========

(continued)

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS


(concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                           December  31,
                                                  -----------------------------
                                                     2002                2001
                                                  -----------       -----------
Current  Liabilities:
     Accounts  Payable                            $   130,506       $    97,570
     Other  Current  Liabilities  -
       Deferred  Income  Taxes  and  Other             47,218            50,111
                                                  -----------       -----------
                                                      177,724           147,681
                                                  -----------       -----------

Dividends  Payable  (Note  3)                         151,439           140,827
                                                  -----------       -----------


Commitments  &  Contingencies  (Note  7)

Stockholders'  Equity  (Notes  3  &  4)
     Common  Stock                                     92,368            92,368
     Additional  Paid-in  Capital                      65,000            65,000
     Retained Earnings                              7,387,225         8,171,082
                                                  -----------       -----------

                                                    7,544,593         8,328,450

     Less  -  Treasury  Stock,  at  Cost              216,423           202,247
                                                  -----------       -----------
                                                    7,328,170         8,126,203
                                                  -----------       -----------

                                                  $ 7,657,333       $ 8,414,711
                                                  ===========       ===========



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS

                                                      Year  Ended  December  31,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     -----------
Operating  Revenues:
     Oil  &  Gas  Sales                             $ 1,681,889     $ 2,435,214
     Lease  Bonuses  &  Other                            80,653           9,154
                                                    -----------     -----------
                                                      1,762,542       2,444,368
                                                    -----------     -----------

Operating  Costs  and  Expenses:
     Production                                         405,004         425,226
     Exploration                                        541,824         362,313
     Depreciation,  Depletion,  Amortization
       &  Valuation  Provisions                         950,188         861,350
     General,  Administrative  and  Other               724,820         671,471
                                                    -----------     -----------
                                                      2,621,836       2,320,360
                                                    -----------     -----------

Income  (Loss)  from  Operations                       (859,294)        124,008

Equity  Loss  in  Investees                             (15,343)           (945)

Other  Income  (Loss),  Net (Note 11)                    (8,091)        136,016
                                                    -----------     -----------

Income  (Loss) before Income Taxes                     (882,728)        259,079

Benefits from Income Taxes (Notes 2 & 6)               (265,852)         (8,959)
                                                    -----------     -----------

Net  Income  (Loss)                                 $  (616,876)    $   268,038
                                                    ===========     ===========

Per  Share  Data  (Note  2):

     Net Income (Loss), Basic and Diluted           $     (3.70)    $      1.60
                                                    ===========     ===========

     Cash  Dividends                                $      1.00     $      1.50
                                                    ===========     ===========

Weighted Average Shares Outstanding,
  Basic and Diluted                                     166,872         167,304
                                                    ===========     ===========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2002


                                                          Additional
                                            Common          Paid-in         Retained      Treasury
                                             Stock          Capital         Earnings        Stock
                                         ------------     ----------       ----------     ----------
Balance  at  January  1,  2001           $     92,368     $   65,000       $8,154,158     $(192,455)


     Net  Income                                  ---           ---           268,038           ---

     Cash  Dividends  on Common Stock             ---           ---          (251,114)          ---

     Purchase  of  Treasury  Stock                ---           ---               ---        (9,792)
                                         ------------     ---------        ----------     ---------

Balance  at December 31, 2001                  92,368        65,000         8,171,082      (202,247)

     Net  Loss                                    ---           ---          (616,876)          ---

     Cash Dividends on Common Stock               ---           ---          (166,981)          ---

     Purchase  of Treasury Stock                  ---           ---               ---       (14,176)
                                         ------------     ---------        ----------     ---------

Balance  at  December  31,  2002         $     92,368     $  65,000        $7,387,225     $(216,423)
                                         ============     =========        ==========     =========



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                      Year  Ended  December  31,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     -----------
Cash  Flows  from  Operating  Activities:
  Cash  Received-
    Oil  and  Gas Sales                             $ 1,644,071     $ 2,550,728
    Lease  Bonuses  and  Rentals                         80,653           9,154
    Agricultural  Rentals  & Other                        5,328           5,378
    Cash  Paid-
      Production  Costs                                (406,742)       (427,512)
      Exploration  Costs                               (529,533)       (383,704)
      General Suppliers, Employees and Taxes,
        Other than Income                              (736,364)       (718,253)
      Interest  Received                                103,086         313,785
      Interest  Paid                                    (11,250)        (11,250)
      Settlement  of  Class  Action  Lawsuits            32,927          85,504
      Dividends  Received  on  Trading
        Securities                                        1,024           1,947
      Purchase  of  Trading  Securities                (406,864)       (725,049)
      Sale  of  Trading  Securities                     405,055         722,830
      Income  Taxes Refunded (Paid)                     122,563        (296,104)
                                                    -----------     -----------
        Net  Cash  Provided  by  Operating
          Activities                                    303,954       1,127,454
                                                    -----------     -----------

Cash  Flows  from  Investing  Activities:
  Sale  and  Maturity  of  Available  for
    Sale  Securities                                  9,912,149      11,220,548
    Purchase of Available for Sale Securities        (9,113,801)    (11,341,236)
    Property  Dispositions                                1,447          67,170
    Property  Additions                              (1,043,023)       (733,106)
    Cash Distributions from Equity Investments           11,550           8,250
    Cash  Applied  to  Equity  Investments              (13,400)            ---
                                                    -----------     -----------

        Net Cash Applied to Investing Activities    $  (245,078)    $  (778,374)
                                                    -----------     -----------


(Continued)

See  Accompanying  Notes

(Concluded)

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                      Year  Ended  December  31,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     -----------
Cash  Flows  Applied  to  Financing  Activities:
     Dividends  Paid  to  Shareholders              $  (161,369)    $  (238,321)
     Purchase  of  Treasury  Stock                      (14,176)         (9,792)
                                                    -----------     -----------

       Total Cash Applied to Financing  Activities     (175,545)       (248,113)
                                                    -----------     -----------

Net  Change  in  Cash  and  Cash  Equivalents          (116,669)        100,967
Cash and Cash Equivalents at Beginning of Year          431,145         330,178
                                                    -----------     -----------

Cash and Cash Equivalents at End of Year            $   314,476     $   431,145
                                                    ===========     ===========

Reconciliation of Net Income (Loss) to Net
  Cash  Provided  by  Operating  Activities:
Net  Income  (Loss)                                 $  (616,876)    $   268,038
Net  Income  Increased  (Decreased)  by  -
     Net  Change  in  -
     Unrealized  Holding  Losses
       on  Trading  Securities                           54,934          67,710
     Accounts  Receivable                               (42,455)        118,653
     Interest  and  Dividends  Receivable                13,731          77,585
     Income  Taxes  Refundable/Payable                  (88,756)       (268,738)
     Accounts  Payable                                   47,494           1,035
     Trading  Securities                                 45,979          73,377
     Cash Value of Officers' Life Insurance             (28,153)        (50,613)
     Deferred  Taxes                                    (54,533)        (36,325)
     Gas  Balancing  Liabilities                          2,107             ---
     Equity  Losses  in  Investees                       15,343             945
     Disposition  of  Property  &  Equipment              4,951          14,437
     Depreciation,  Depletion,  Amortization
       and  Valuation  Provisions                       950,188         861,350
                                                    -----------     -----------

Net  Cash Provided  by Operating  Activities        $   303,954     $ 1,127,454
                                                    ===========     ===========

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

     Net  Income  (Loss)  Per  Share
     -------------------------------

     Net Income Loss per share is calculated based on the weighted average of the number of shares outstanding during the year.

     Concentrations  of  Credit  Risk  and  Major  Customers
     -------------------------------------------------------

     The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas and Oklahoma. The Company had one purchaser in 2002 and two purchasers in 2001 whose purchases were in excess of 10% of total oil and gas sales. In 2002, the purchases were $175,475, or 10.4% of total oil and gas sales by the one purchaser. In 2001, the purchases were $332,916, or 14%, by one purchaser, and $320,891, or 13% by the other.

     Use  of  Estimates
     ------------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition and Receivables
     -----------------------------------

     Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred. Sales are to credit-worthy major energy purchasers with payments generally received within 60 days of transportation from the well site. The Company has historically had little, if any, uncollectible receivables; therefore, an allowance for uncollectible accounts is not required.

     Gas Balancing
     -------------

     Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves (over produced). No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced).


Note 3 - DIVIDENDS  PAYABLE
         ------------------

     Dividends payable include amounts that are due to stockholders whom the Company has been unable to locate and uncashed dividend checks of other stockholders.

Note 4 - COMMON  STOCK
         -------------

     The following table summarizes the changes in common stock issued and outstanding:

                                                      Shares  of
                                         Shares        Treasury         Shares
                                         Issued         Stock        Outstanding
                                       ----------     ----------     -----------

     January  1,  2001,  $.50
     par  value  stock,  400,000
     shares  authorized                184,735.28     17,296.55     167,438.73

     Purchase  of  stock                      ---        306.00        (306.00)
                                       ----------     ---------     ----------

     December  31,  2001,  $.50
     par  value  stock,  400,000
     shares  authorized                184,735.28     17,602.55     167,132.73

     Purchase  of  stock                      ---        443.00        (443.00)
                                       ----------     ---------     ----------

     December  31,  2002,  $.50
     par  value  stock,  400,000
     shares  authorized                184,735.28     18,045.55     166,689.73
                                       ==========     =========     ==========

Note 5 - INVESTMENTS  IN  DEBT  AND  EQUITY  SECURITIES
         ----------------------------------------------

     At December 31, 2002 and 2001, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not required. The available for sale securities by contractual maturity are as follows at December 31, 2002:

     Due  within  one  year  or  less               $     4,073,616
                                                    ===============

     Due  within  one  to  five  years              $       200,000
                                                    ===============

     In 2002, a sale of a U.S. Treasury bill for $299,911 resulted in an $89 loss. In 2001 an early withdrawal of $100,000 from a no penalty bank certificate of deposit resulted in no gain or loss.

     As to the trading securities held at year end, unrealized trading losses included in earnings were $54,934 in 2002 and $67,710 for 2001.

Note 6 - INCOME  TAXES
         -------------

     Components  of  deferred  taxes  follow:

                                                           December  31,
                                                  -----------------------------
                                                     2002                2001
                                                  -----------       -----------
     Assets:
          Leasehold  Costs                        $   202,861     $   159,763
          Gas  Balancing  Receivable                   52,379          52,379
          Long-Lived  Asset  Impairment               215,180         256,524
          Marketable  Securities                       69,155          50,478
          Equity  Investments  and  Other               8,271           4,092
                                                  -----------     -----------
               Total  Assets                          547,846         523,236

          Valuation  Allowance                            ---             ---
                                                  -----------     -----------

               Total  Assets,  Net  of
                 Valuation  Allowance                 547,846         523,236
                                                  -----------     -----------

     Liabilities
       Receivables                                     39,301          31,448
       Intangible  Development  Costs                 325,063         362,839
                                                  -----------     -----------

               Total  Liabilities                     364,364         394,287
                                                  -----------     -----------


     Net  Deferred  Tax  Asset                    $   183,482     $   128,949
                                                  ===========     ===========

     Change in Valuation Allowance for the Year   $       ---     $       ---
                                                  ===========     ===========


     The following table summarizes the current and deferred portions of income tax expense.

                                                      Year  Ended  December  31,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     -----------
     Current  Tax  Provision  (Benefit):
          Federal                                   $  (211,319)    $    27,366
          State                                             ---             ---
                                                    -----------     -----------
                                                       (211,319)         27,366
      Deferred  Benefit                                 (54,533)        (36,325)
                                                    -----------     -----------

Total  Benefit                                      $  (265,852)    $    (8,959)
                                                    ===========     ===========

     The  total  benefit  from  income  tax  expressed as a percentage of income
     (loss) before income tax was 30% in 2002 and 3% in 2001. These amounts differ from the amounts computed by applying the statutory US Federal income  tax  rate  of  35% for 2002 and 2001 to income before income tax as
     summarized  in  the   following  reconciliation:

                                                      Year  Ended  December  31,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     -----------
     Computed  Federal  Tax
          Provision  (Benefit)                      $  (308,955)    $    90,678

     Increase  (Decrease)  in  Tax  From:

          Allowable Depletion in Excess of Basis            ---         (75,342)

          Non-conventional  Fuel Credit                     ---          (9,191)

          Corporate  Graduated  Tax  Rate
               Structure                                 40,850         (10,216)

          Dividend  Received  Deduction                    (251)           (477)

          Other                                           2,504          (4,411)
                                                    -----------     -----------

     Benefit  from  Income  Tax                     $  (265,852)    $    (8,959)
                                                    ===========     ===========

     Effective  Tax  Rate                                    30%              3%
                                                    ===========     ===========

Note 7 - INVESTMENTS  AND  RELATED  COMMITMENTS  AND  CONTINGENT  LIABILITIES
         --------------------------------------------------------------------

     The Company has a 33% interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership). The Partnership had assets in excess of liabilities of $781,056 and $690,606, at December 31, 2002 and 2001, respectively, and its net income for the periods then ended was $125,450 and $121,103.

     The Partnership was organized for the purpose of owning and operating an office building which was constructed in Oklahoma City, Oklahoma, at a total cost for the land and building of approximately $2,300,000. Although the Company invested as a limited partner, along with the other limited partners, it agreed jointly and severally with all the other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments.

     The office building is financed by a mortgage loan with a balance of $202,186 at December 31, 2002. The loan matures in 2005 with interest at New York prime rate. The loan is collateralized by a first mortgage on the land and building, and the assignment of leases and rents.

     The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the partnership was approximately $26,000 for each of the years ended December 31, 2002 and 2001.

     The Company has a 9% interest in Millennium Golf Properties, LLC (Millennium), an Oklahoma limited liability company. Millennium owns and operates two Oklahoma City area golf courses, Coffee Creek Golf Course and River Oaks Golf Course. It is also involved in real estate development around each golf course. River Oaks Golf Course, purchased in 1999, has been extensively renovated. The River Oaks purchase, renovations and related real estate development are financed by loans collateralized by the land and buildings of both Coffee Creek and River Oaks. The loans totaled $2,586,858 at December 31, 2002. At December 31, 2002, the Company's net equity in Millennium was $83,778 as compared to $114,285 at December 31, 2001.

     In December, 1992, the Company invested $90,000 for a 10% interest in OKC Industrial Properties, L.L.C., (OKC) an Oklahoma limited liability company, which was formed to purchase and hold certain Oklahoma City metropolitan area real estate as an investment. At December 31, 2002, the Company's net equity in the limited liability company was $61,145, compared to $60,588 at December 31, 2001.

     In December, 2000, the Company invested $150,000 for a 25% interest in JAR Investment, LLC, an Oklahoma limited liability company. The LLC purchased Oklahoma City metropolitan area real estate to be improved for sale and/or lease. The purchase price of $1,050,000 was financed by a $550,000 variable rate mortgage loan with the initial rate at 8.5% and the LLC's initial capital contributions of $600,000 towards the purchase price, closing costs and interest maintenance reserve.

     In October 2002 JAR entered into a joint venture with the owners of Tan & Tone America to develop an approximate 15,000 square foot retail/commercial center on 1.77 acres of JAR's land. The joint venture was established through the formation of Main-Eastern, LLC, an Oklahoma limited liability company, in which a 70% management interest is owned by JAR and a 30% investor interest will be earned by the owners of Tan and Tone America by fulfilling the terms of the Main-Eastern, LLC operating agreement. In November, 2002, the manager of Main-Eastern LLC, negotiated a construction loan with a local, Oklahoma City, bank in the amount of $970,000 with interest at New York prime rate as stated in the "Wall Street Journal". The rate upon inception of the loan on November 27, 2002 was 4.25% per annum.

     The Company has signed continuing guaranty agreements for the loans of both JAR and Main-Eastern, LLC. These guaranty agreements are limited to 25% of outstanding loan and interest of JAR, or $112,500 at December 31, 2002, and 25% of JAR's 70% interest in Main-Eastern LLC's outstanding loan plus all costs and expenses related to enforcement and collections, or $36,778 at December 31, 2002, for total loan guarantees of $149,278. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees is $307,250, plus costs and expenses related to enforcement and collections. JAR's loan agreement is currently renewed annually because of the favorable financing costs and pending a decision by the manager whether to hold the property long-term. Main-Eastern, LLC's loan agreement has a 12 month construction phase in which interest only will be payable monthly. After the construction phase, a loan will be set on a 60 month balloon with payments computed on a 15 year amortization.

     JAR's financial statements at December 31, 2002, showed total assets of $1,034,665 and total members' equity of $474,778. For the year ended December 31, 2002, JAR incurred a net loss of $85,967. The Company's net equity in JAR was $118,719 at December 31, 2002, as compared to $132,112 at December 31, 2001.

Note 8 -  COSTS  INCURRED  IN  OIL  AND  GAS  PROPERTY ACQUISITION, EXPLORATION,
          ----------------------------------------------------------------------
          AND  DEVELOPMENT  ACTIVITIES
          ----------------------------

     All of the Company's oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

                                                      Year  Ended  December  31,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     -----------
     Acquisition  of  Properties
          Unproved                                  $   461,636     $   163,002

          Proved                                    $       ---     $       ---

     Exploration  Costs                             $ 1,103,835     $   863,944

     Development  Costs                             $    20,485     $    66,058


Note 9 - FINANCIAL  INSTRUMENTS
         ----------------------

     The following table includes various estimated fair value information as of December 31, 2002 and 2001, which pertains to the Company's financial instruments and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

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

4.     Dividends  Payable
       ------------------

     The carrying amount approximates fair value. Fair value is the amount that will be paid on demand at the reporting date.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                              2002                    2001
                                      ---------------------   ---------------------
                                      Carrying    Estimated   Carrying    Estimated
                                       Amount    Fair Value    Amount    Fair Value
                                      --------   ----------   --------   ----------
     Financial  Assets
       Cash and Cash Equivalents     $  314,476  $  314,476  $  431,145  $  431,145
       Available for Sale Securities  4,273,616   4,273,616   5,071,965   5,071,965
       Trading  Securities              158,247     158,247     259,160     259,160
     Financial  Liabilities
          Dividends  Payable           (161,439)   (161,439)   (155,827)   (155,827)


Note 10 - LONG-LIVED  ASSETS  IMPAIRMENT  LOSS
          ------------------------------------

     Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $333,914 for the year ended December 31, 2002, and $507,565 for the year ended December 31, 2001, are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions.

Note 11 - OTHER  INCOME  (LOSS),  NET
          ---------------------------

     The following is an analysis of the components of Other Income (Loss), Net for the years ended 2002 and 2001:

                                                         2002         2001
                                                     -----------  -----------
       Realized  and  Unrealized  (Loss)
         On  Trading  Securities                     $ (102,722)  $ (143,430)
         Gain  (Loss)  on  Asset  Sales                   1,247      (14,437)
         Interest  Income                                89,355      236,200
         Settlements of Class Action Lawsuits            32,926       85,504
         Agricultural  Rental  Income                     5,600        5,600
         Dividend  and  Other  Income                     1,024        2,050
         Interest  and  Other  Expenses                 (35,521)     (35,471)
                                                     ----------   ----------
              Other Income (Loss), Net               $   (8,091)  $  136,016
                                                     ==========   ==========

Note 12 - FUTURE  EFFECT  OF  RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
          ----------------------------------------------------------------

     Asset Retirement Obligations
     ----------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.
     Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has assessed the impact of SFAS No. 143. Based on the results of the assessment, the Company does not believe the impact of this statement will be material to its financial position or results of operations.

     Accounting  for  Costs  Associated  with  Exit  or  Disposal  Activities
     ------------------------------------------------------------------------

     In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.


     Accounting  for  Debt  Extinguishments
     --------------------------------------

     In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections" (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company has not previously reported such extraordinary items and does not anticipate that any reclassification will be required.

     Accounting  for  Guarantees
     ---------------------------

     In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in
     Note  7  to  these  financial  statements.

     Variable  Interest  Entities
     ----------------------------

     In  January  2003,  the  FASB  issued  FASB  Interpretation  46  (FIN  46),
     "Consolidation of  Variable  Interest  Entities.    FIN  46  clarifies  the
     application of Accounting Research Bulletin 51, Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures are required by FIN 46 in all financial statements initially issued after January 31, 2003 if it is reasonably possible that a variable interest holder will be required to consolidate an existing variable interest entity upon application. Based on the Company's current analysis the Company is not the primary beneficiary of any variable interest entity at December 31, 2002.

                  UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                                                         SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)

                                                      Year  Ended  December  31,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     -----------
Oil  &  Natural  Gas  Liquids  (Bbls)
     Proved  Developed  and
       Undeveloped  Reserves
         Beginning  of  Year                             34,598          30,179

         Revisions  of  Previous  Estimates              (4,810)         (2,405)

         Extensions  and  Discoveries                     9,919          13,819

         Production                                      (8,526)         (6,995)

         Sale  of  Reserves  in  Place                      ---             ---
                                                    -----------     -----------
         End  of  Year                                   31,181          34,598
                                                    ===========     ===========

     Proved  Developed  Reserves
          Beginning  of  Year                            34,598          30,179

          End  of  Year                                  31,181          34,598

Gas  (MCF)

     Proved  Developed  and  Undeveloped
          Reserves  Beginning  of  Year               1,149,390       1,353,127

          Revisions  of  Previous  Estimates            (12,031)        (56,495)

          Extensions  and  Discoveries                  120,453         118,997

          Production                                   (187,432)       (266,239)

          Sale  of Reserves in Place                        ---             ---
                                                    -----------     -----------

          End  of  Year                               1,070,380       1,149,390
                                                     ==========     ===========

     Proved  Developed  Reserves
          Beginning of Year                           1,149,390       1,353,127

          End  of  Year                               1,070,380       1,149,390


(continued)

See  notes  on  next  page

                                                         SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)


(Concluded)


Notes 1. Estimates of royalty interests reserves have not been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 15,446 Bbls of oil and 202,512 MCF of gas for the year ended December 31, 2002, and 17,549 Bbls of oil and 214,298 MCF of gas for the year ended December 31, 2001.

      2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 2002 and 2001. All reserves are located within the United States.

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

                                                         SUPPLEMENTAL SCHEDULE 2



                          THE RESERVE PETROLEUM COMPANY
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                      RELATING TO PROVED WORKING INTERESTS
                              OIL AND GAS RESERVES
                                  (Unaudited)


                                                         At  December  31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
Future  Cash  Inflows                               $ 5,107,094     $ 3,105,709
Future  Production  and
     Development  Costs                              (1,644,296)     (1,204,474)

Future  Income  Tax  Expense                           (970,771)       (516,700)
                                                    -----------     -----------
Future  Net  Cash  Flows                              2,492,027       1,384,535

     10%  Annual  Discount  for
     Estimated  Timing  of  Cash  Flows                (760,160)       (419,950)
                                                    -----------     -----------

Standardized  Measure  of  Discounted
     Future  Net  Cash  Flows                       $ 1,731,867     $   964,585
                                                    ===========     ===========

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

                                                         SUPPLEMENTAL SCHEDULE 3


                          THE RESERVE PETROLEUM COMPANY
              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
        NET CASH FLOWS FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                  (Unaudited)


                                                      Year  Ended  December  31,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     -----------
Standardized  Measure,
     Beginning  of  Year                            $   964,585     $ 3,376,431

     Sales  and  Transfers,  Net  of
       Production  Costs                               (371,849)       (858,264)

     Net  Change  in  Sales  and  Transfer
       Prices,  Net  of  Production  Costs            1,093,861      (2,993,953)

     Extensions,  Discoveries  and  Improved
       Recoveries,  Net  of  Future  Production
       and  Development  Costs                          338,546         257,921

     Revisions  of  Quantity  Estimates                 (66,647)        (86,434)

     Accretion  of  Discount                            132,452         476,937

     Net Change  in  Income  Taxes                     (314,656)      1,033,010

     Changes  in  Production  Rates
       (Timing)  and  Other                             (44,425)       (241,063)
                                                    -----------     -----------

Standardized  Measure,
     End  of  Year                                  $ 1,731,867     $  964,585
                                                    ===========     ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not  Applicable


                                    PART III


Items 9, 10, and 11 are incorporated by reference to the Company's proxy statement to be mailed to security holders on or about April 25, 2003 in connection with its annual stockholders' meeting to be held on May 27, 2003.

Item  12.     Certain  Relationships  and  Related  Transactions.
              See Item 6, "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

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

    99        Chief  Executive  Officer's
              Certification  pursuant  to
              Section 906 of the Sarbanes-
              Oxley  Act  of  2002             10-KSB  (12/02)           99.1               50



    99        Chief  Financial  Officer's                                                   51
              Certification  pursuant  to
              Section 906 of the Sarbanes-
              Oxley  Act  of  2002             10-KSB  (12/02)           99.2


(b).          Reports  on  Form  8-K.

              No reports on Form 8-K  have  been  filed  with the Securities and
              Exchange   Commission  during  the  last  quarter  of  the  period
              covered by this report.

Item  14.     Controls  and  Procedures.

a)     Evaluation  of  Disclosure  Controls  and  Procedures.
       ------------------------------------------------------

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

The Company's disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer on January 6, 2003, a date within 90 days of the filing date of this 10-KSB. The scope of their evaluation included the following categories of review: overall control environment, risk assessment capabilities, specific control activities, quality of information and communication, and performance monitoring. Based on their evaluation it is their conclusion that the effectiveness of the Company's said disclosure controls and procedures is satisfactory.

b)     Changes  in  Internal  Controls.
       --------------------------------

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE  RESERVE  PETROLEUM  COMPANY
                                             (Registrant)



                                       /s/     Mason  W.  McLain
                                       -----------------------------------------
                                   By:         Mason  W.  McLain,  President
                                  (Principal  Executive  Officer)




                                       /s/     Jerry L. Crow
                                       -----------------------------------------
                                   By:         Jerry L. Crow, 2nd Vice President
                                   (Principal Financial and Accounting  Officer)


Date:  March  25,  2003




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/     Mason  W.  McLain                   /s/     Jerry  L.  Crow
-----------------------------------         ------------------------------------
Mason  W.  McLain  (Director)               Jerry  L.  Crow  (Director)
March  25,  2003                            March  25,  2003



/s/     Robert  L.  Savage                  /s/  William  M.  Smith
-----------------------------------         ------------------------------------
Robert  L.  Savage  (Director)              William  M.  Smith  (Director)
March  25,  2003                            March  25,  2003

                                 CERTIFICATIONS


I,  Mason  McLain,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of The Reserve Petroleum Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date")' and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  25,  2003
       ----------------

                                           /s/  Mason  McLain
                                           -------------------------------------
                                           Mason  McLain
                                           Principal  Executive  Officer

                                 CERTIFICATIONS


I,  Jerry  L.  Crow,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of The Reserve Petroleum Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date")' and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  25,  2003
       ----------------
                                      /s/  Jerry  L.  Crow
                                      ------------------------------------------
                                      Jerry  L.  Crow
                                      Principal Financial and Accounting Officer

                                                                    Exhibit 99.1




                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned, hereby certify that to the best of my knowledge the Annual Report on Form 10-KSB of The Reserve Petroleum Company for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:     March  25,2003                  /s/  Mason  McLain
                                          --------------------------------------
                                          Mason  McLain,  President
                                          (Chief  Executive  Officer)

                                                                    Exhibit 99.2




                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned, hereby certify that to the best of my knowledge the Annual Report on Form 10-KSB of The Reserve Petroleum Company for the fiscal year ended December 31, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.









Date:      March  25,  2003           /s/  Jerry  L.  Crow
                                      ------------------------------------------
                                      Jerry  L.  Crow
                                      2nd  Vice  President,  Secretary/Treasurer
                                      (Chief  Financial  Officer)