Form 10QSB
period 2003-03-31
RESERVE PETROLEUM CO
filed 2003-05-15
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB





(Mark  One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

As of May 12, 2003, 166,644.64 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one) Yes      No X
                                                                    ---    ---

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                    March  31,     December  31,
                                                       2003             2002
                                                  ------------     -------------
Current  Assets:
     Cash  and  Cash  Equivalents                 $   401,972       $   314,476
     Available  for  Sale  Securities               4,075,094         4,273,616
     Trading  Securities                              174,268           158,247
     Receivables                                      455,548           281,223
     Refundable  Income  Taxes                        198,496           238,994
     Prepayments  &  Deferred  Income  Taxes            3,750            35,480
                                                  -----------       -----------
                                                    5,309,128         5,302,036
                                                  -----------       -----------
Investments:
     Equity  Investments                              514,058           521,393
     Other                                             15,298            15,298
                                                  -----------       -----------

                                                      529,356           536,691
                                                  -----------       -----------

Property,  Plant  &  Equipment:
     Oil & Gas Properties, at Cost Based on the
       Successful Efforts Method of Accounting
            Unproved  Properties                      623,234           686,650
            Proved Properties                       5,230,739         4,911,854
                                                  -----------       -----------

                                                    5,853,973         5,598,504

     Less - Valuation Allowance and Accumulated
          Depreciation, Depletion & Amortization    4,510,060         4,533,490
                                                  -----------       -----------

                                                    1,343,913         1,065,014
                                                  -----------       -----------

     Other Property & Equipment, at Cost              340,496           340,497
       Less - Accumulated Depreciation &
         Amortization                                 174,604           172,570
                                                  -----------       -----------

                                                      165,892           167,927
                                                  -----------       -----------

                                                    1,509,805         1,232,941
                                                  -----------       -----------

Other  Assets                                         557,164           585,665
                                                  -----------       -----------

                                                  $ 7,905,453       $ 7,657,333
                                                  ===========       ===========

(continued)

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                    March  31,     December  31,
                                                       2003             2002
                                                  ------------     -------------
Current  Liabilities:
     Accounts  Payable                            $   111,209       $   130,506
     Other  Current  Liabilities  -
       Deferred Income Taxes and Other                 56,960            47,218
                                                  -----------       -----------

                                                      168,169           177,724
                                                  -----------       -----------

Dividends  Payable                                    151,069           151,439
                                                  -----------       -----------


Commitments  &  Contingencies  (Note  4)

Stockholders'  Equity
     Common  Stock                                     92,368            92,368
     Additional  Paid-in  Capital                      65,000            65,000
     Retained Earnings                              7,646,169         7,387,225
                                                  -----------       -----------

                                                    7,803,537         7,544,593
     Less  -  Treasury  Stock,  at  Cost              217,322           216,423
                                                  -----------       -----------

                                                    7,586,215         7,328,170
                                                  -----------       -----------

                                                  $ 7,905,453       $ 7,657,333
                                                  ===========       ===========



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three  Months  Ended
                                                              March  31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
Operating  Revenues:
     Oil  and  Gas  Sales                            $   715,320    $   365,096
     Lease  Bonuses  and  Other                               80             80
                                                     -----------    -----------
                                                         715,400        365,176
                                                     -----------    -----------

Operating  Costs  and  Expenses:
     Production                                          112,976         86,889
     Exploration                                          41,077            231
     Depreciation,  Depletion,  Amortization
       and  Valuation  Provisions                         48,735         92,251
     General,  Administrative  and  Other                189,860        175,287
                                                     -----------    -----------
                                                         392,648        354,658
                                                     -----------    -----------

Income  from  Operations                                 322,752         10,518
Other  Income,  Net                                       26,013          8,600
                                                     -----------    -----------
Income  Before  Income  Taxes                            348,765         19,118
Provision  for
     Income  Taxes                                        89,822          7,567
                                                     -----------    -----------

Net  Income                                          $   258,943    $    11,551
                                                     ===========    ===========

Per  Share  Data
     Net  Income,  Basic  and  Diluted               $      1.55    $       .07
                                                     ===========    ===========

     Weighted  Average  Shares
          Outstanding,  Basic  and  Diluted              166,662        166,981
                                                     ===========    ===========



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                        Three  Months  Ended
                                                              March  31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
Net  Cash Provided by Operating Activities           $   228,715    $   139,513
                                                     -----------    -----------

Cash  Flows  Applied  to  Investing  Activities:
     Purchase  of Available for Sale Securities              ---       (991,283)
     Sales  of Available for Sale Securities             198,522      1,274,873
     Property  Dispositions                                1,326          1,054
     Property  Additions                                (351,349)      (539,151)
     Cash  Distributions from Equity Investments          11,550         11,550
                                                     -----------    -----------

     Net  Cash Applied  to  Investing Activities        (139,951)      (242,957)
                                                     -----------    -----------

Cash  Flows  Applied  to  Financing  Activities:
     Decrease  in  Dividends  Payable                       (369)          (732)
     Purchase  of  Treasury  Stock                          (899)        (4,864)
                                                     -----------    -----------

     Total Cash Applied to Financing Activities           (1,268)        (5,596)
                                                     -----------    -----------

Net  Change  in  Cash  and  Cash  Equivalents             87,496       (109,040)

Cash  and  Cash  Equivalents,
     Beginning  of  Period                               314,476        431,145
                                                     -----------    -----------

Cash  and  Cash  Equivalents,
     End  of  Period                                 $   401,972    $   322,105
                                                     ===========    ===========

Supplemental  Disclosures  of
     Cash  Flow  Information,
       Cash  Paid  During  the  Periods  for:
            Interest                                 $     3,750    $     3,750
            Income  Taxes                            $       ---    $       ---



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (Unaudited)


Note 1 - BASIS  OF  PRESENTATION

     In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - COMPREHENSIVE  INCOME

     Total comprehensive income was $258,943 for the three months ended March 31, 2003. Total comprehensive income for the three months ended March 31, 2002, was $11,551.

Note 3 - OTHER  INCOME,   NET

     The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2003 and 2002:

                                                        Three  Months  Ended
                                                              March  31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
     Realized  and  Unrealized  Gain  (Loss)
       On  Trading  Securities                       $    15,972    $   (19,105)
     Gain  on  Asset  Sales                                1,306            922
     Interest  Income                                     15,471         26,228
     Equity  Earnings  (Loss)  in  Investees               4,215        (20,793)
     Other  Income                                           968         33,017
     Interest  and  Other  Expenses                      (11,919)       (11,669)
                                                     -----------    -----------
          Other  Income,  Net                        $    26,013    $     8,600
                                                     ===========    ===========


Note 4 - ACCOUNTING  FOR  GUARANTEES

     In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are discussed in the following paragraphs.

     The Company has a 25% equity investment totaling $113,621 at March 31, 2003, in JAR Investment, LLC (JAR), an Oklahoma limited liability company. JAR owns a 70% management interest in Main-Eastern, LLC (M-E), also an Oklahoma limited liability company. JAR purchased Oklahoma metropolitan area real estate to be improved for sale and/or lease and M-E was formed to establish a joint venture to develop a retail/commercial center on a portion of JAR's real estate.

     In connection therewith, the Company has signed continuing guaranty agreements for loans of both JAR and M-E. The Company's guarantee agreement for JAR is limited to 25% of the outstanding loan and interest of JAR, or $112,500 at both March 31, 2003 and December 31, 2002. The Company's guarantee agreement for M-E is limited to 25% of JAR's 70% interest in M-E's outstanding loan plus all costs and expenses related to enforcement and collections, or $65,741 at March 31, 2003, and $36,778 at December 31, 2002. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the guarantees was $307,250, plus costs and expenses related to enforcement and collections at both December 31, 2002 and March 31, 2003. JAR, in which the Company invested in December, 2000, is still in its development stage. Inclusive of its 70% share of M-E's operations, its unaudited profit and loss statement for the three months ended March 31, 2003 disclosed revenues of $4,000 and net loss of $20,390.

     The Company has a 33% limited partnership interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership) which was formed in 1978. The Partnership constructed and owns an office building in Oklahoma City, Oklahoma, which was financed by a mortgage loan with a balance of $174,380 at March 31, 2003 and $202,186 at December 31, 2002. On the equity basis, the Company's investment totaled $259,851 at March 31, 2003. The Partnership's unaudited profit and loss statement for the three months ended March 31, 2003 disclosed revenues of $95,908 and a net profit of $41,371. Although the Company invested as a limited partner, along with the other limited partners, it agreed jointly and severally with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments.

Note  5  -  VARIABLE  INTEREST  ENTITIES

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial
     Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures are required by FIN 46 in all financial statements initially issued after January 31, 2003 if it is reasonably possible that a variable interest holder will be required to consolidate an existing variable interest entity upon application. Based on the Company's current analysis the Company is not the primary beneficiary of any variable interest entity at March 31, 2003.


Note  6  -  PROVISION FOR INCOME TAXES.

     The provision for income taxes increased $82,255 to $89,822 in 2003 from $7,567 in 2002. To a great extent, the increase was the result of an increase in income before income taxes of $329,647 to $348,765 in 2003 from $19,118 in 2002. This increase was partially offset by a decrease in the effective income tax rate to 26% in 2003 from 40% in 2002. The provision for income taxes varied from the 35% statutory US Federal income tax rate in both years. In 2003, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure. In 2002 the effective tax rate was greater than the statutory rate because income before income tax was increased by non-deductible insurance premiums and entertainment expense as offset by the effect of the corporate graduated tax rate structure.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 March 31, 2003
                                  (Unaudited)


     This discussion and analysis should be read with reference to a similar discussion in the Company's December 31, 2002, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

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

     Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under "Forward Looking Statements" on page 8 of the Company's Form 10-KSB for the year ended December 31, 2002.

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

                 Financial Conditions and Results of Operations
                 ----------------------------------------------

1.   Liquidity  and  Capital  Resources.
     -----------------------------------

     Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first quarter of 2003, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $228,715, the Company also had cash provided by the sale of available for sale securities of $198,522, by property dispositions of $1,326 and distributions from equity investments of $11,550 for total cash provided by internal sources of $440,113. The Company utilized a significant amount of this cash for oil and gas property additions of $351,349 and financing activities of $1,268. The remaining $87,496 was used to increase cash and cash equivalents.

     Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2002. A discussion of these items follows.

     The balance of trading securities increased $16,021 (10%) to $174,268. For the most part, the increase was the result of net realized gains of $5,959 on sales and unrealized gains of $10,013 resulting from a change in the trading securities' estimated fair market value.

     Receivables increased $174,325 (62%) to $455,548. The increase was mostly the result of an increase of $171,057 in accruals of first quarter oil and gas sales which were not received by the Company at March 31, 2003. The increase in oil and gas sales accruals was almost totally the result of the increase in natural gas prices. See the discussion of revenues under subheading, "Operating Revenues", below, for more information about the increased volumes of natural gas sales.

     Refundable income taxes declined $40,498 (17%) to $198,496. The decline was the combined result of an estimated provision for current income taxes of $14,068 and a January, 2003, receipt of a Federal income tax refund of $26,430. See the subheading "Provision for Income Taxes", below, for more information.

     Prepayments and deferred income taxes decreased because deferred income taxes-current, which are shown net in the balance sheets presentation, changed from a net asset to a net liability and are therefore shown as a current liability at March 31, 2003.

     Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in the above paragraph, net cash provided by operating activities was $228,715 in 2003, an increase of $89,202 (64%) from the comparable period in 2002. To a great extent, the increase was the result of an increase in revenue from oil and gas sales. For more information see, "Operating Revenues", below.

     Cash provided by sale of available for sale securities in 2003 of $198,522 was used to help fund business activity. In 2002, of the $1,274,873 cash provided by sale of available for sale securities, $283,590 was used to help fund business activity and the remaining $991,283 was held to maturity and then applied to the purchase of additional available for sale securities.

     Cash applied to the purchase of property additions in 2003 was $351,349, a decrease of $187,802 from cash applied in 2002 of $539,151. In 2002, substantially all of cash applied to property additions was related to oil and gas exploration activity. In 2003, cash of $224,000 was applied to the purchase of producing gas properties, $12,000 was applied to the workover of an older gas well and most of the remaining amount was applied to oil and gas exploration activity. See the subheading "Exploration Costs", below for additional information.

     Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2002, would not be representative of the Company's current position.

2    Material  Changes in  Results of  Operations Three  Months Ended  March 31,
     ---------------------------------------------------------------------------
     2003,  Compared  with  Three  Months  Ended  March  31,  2002.
     --------------------------------------------------------------

     Net Income increased $247,392 to $258,943 in 2003 from $11,551 in 2002. Net income per share, basic and diluted, increased $1.48 to $1.55 per share in 2003 from $.07 per share in 2002. To a significant degree, the increase in net income was the result of an increase in revenues from oil and gas sales.

     A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

     Operating Revenues. Revenues from oil and gas sales increased $350,224 (96%) to $715,320 in 2003 from $365,096 in 2002. Of the $350,224 increase, crude oil sales contributed $41,074, natural gas sales $307,730 and miscellaneous oil and gas product sales $1,420.

     The  $41,074  (35%) increase in oil sales to $157,570 in 2003 from $116,496 in 2002 was the result of an increase in the price per barrel (Bbl) as partially offset by a decrease in the volume sold. The average price per Bbl increased $12.23 to $31.17 per Bbl in 2003 resulting in a positive price variance of $61,794. The volume of production declined 1,094 Bbls to 5,056 Bbls in 2003 resulting in a negative volume variance of $20,720.

     The $307,730 (124%) increase in gas sales to $555,049 in 2003 from $247,319 in 2002, was also the result of an increase in the average unit price as partially offset by a decline of the volume sold. The average price per thousand cubic feet (MCF) increased $3.87 to $6.10 per MCF in 2003, from $2.23 per MCF in 2002, resulting in a positive price variance of $351,645. The volume of gas sold declined 19,693 MCF to 91,035 MCF in 2003 from 110,728 MCF in 2002, for a negative volume variance of $43,915.

     Sales of miscellaneous oil and gas products were $2,701 in 2003, as compared to $1,281 in 2002.

     For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.
     The decline in volume of both oil and gas sales was the result of the normal decline of mature producing properties at a rate more accelerated than that of properties which first produced after March 31, 2002.

     Operating Costs and Expenses. Operating costs and expenses increased $37,990 (11%) to $392,648 in 2003 from $354,658 in 2002. Material line item changes  will  be  discussed  and  analyzed  in  the  following paragraphs.

          Production Costs. Production costs increased $26,087 (30%) in 2003 to $112,976. Gross production tax increased $12,569 (60%) to $33,607 in 2003 as a result of increased oil and gas sales. Lease operating, hauling and compression expense increased $13,518 (21%) to $79,369, for the most part, because of higher costs associated with older producing properties.

          Exploration Costs. Total exploration costs were approximately $130,0003 in the first quarter of 2003 as compared to about $666,500 in the same period in 2002. Costs totaling $41,077 were charged to expense in 2003 as compared to $231 in 2002. Of the total exploration costs charged to expense in 2003, approximately $21,800 were late billings for a 2002 dry hole. The following is a summary as of May 9, 2003, updating both exploration and development activity from December 31, 2002.

          In April, 2001, a step-out well was completed on a Dewey County, Oklahoma prospect in which the Company has a 17.5% working interest. The well is a marginal producing gas well. In April, 2003, the well was re-completed in another zone and has tested good for oil production. A pumping unit will be installed. Costs for the first quarter of 2003 were $3,779 all of which were capitalized as proved properties.

          In November, 2001, the Company purchased a 12.5% working interest in a Payne County, Oklahoma prospect. A step-out well started in January, 2002 was completed in March, 2002, equipped with a pumping unit and is producing. A second well was started in February, 2002, and completed as an oil producer in April, 2002, but experienced a rapid decline. This second well was re-completed in another zone as a marginal producer. An offset to the first well was started in March, 2003, and plugged and abandoned in April, 2003. The prospect will be re-evaluated prior to additional drilling. Prospect costs for the first quarter of 2003 were $16,137 all of which were expensed as exploration costs.

          In October, 2001, the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells were drilled in 2002. A pipeline tap and meter were installed and began flowing the first well on October 1, 2002. The second well did not have adequate production to justify a pipeline expense. Additional wells in the vicinity could make a pipeline to the second well economical; therefore, the well was shut in awaiting the results of a 3-D Seismic survey. The survey has been completed and a third well was started in March, 2003, and at April 22, 2003 started testing. The test indicates the well will be a commercial gas well and sales will commence as soon as the pipeline can be built. There are other productive zones behind the pipe and additional drilling is contemplated. For the quarter ended March 31, 2003, the Company had costs of $63,665 related to the prospect all of which were capitalized, $5,078 as unproved properties and $58,587 as proved properties.

          In July, 2002, the Company agreed to participate in a one well prospect in Ellis County, Oklahoma, with a 16% working interest. The well was started in September, 2002, and was completed as a producing gas well in November, 2002. In February, 2003, a pumping unit was installed to keep the formation water unloaded and increase gas production. Total costs of $15,480 in 2003 were capitalized as proved properties.

          The Company is participating in the development of two Oklahoma prospects with a 50% working interest in each, one in Bryan County, and the other in Woods County. The Bryan County prospect is in the initial development stage. The Company will attempt to sell some of its interest prior to drilling a test well. Drilling is not likely on the Bryan County prospect before 3D seismic is acquired. The Woods County prospect is almost completely sold, with the Company retaining an approximate 15% working interest. It is likely an exploratory well will be drilled in the second or third quarter of 2003.

          Effective in January, 2003, the Company entered into a participation agreement regarding a prospect in Seminole County, Oklahoma. Under the terms of the agreement, the Company acquired a 16% working interest in nine producing gas wells and two saltwater disposal wells. The agreement also includes the drilling of a horizontal lateral using the existing wellbore of one of the producing wells. The well should be started in the second quarter of 2003. The Company paid $224,000 for the leaseholds and wells all of which were capitalized as proved properties in January, 2003. Additional costs of $1,367 were incurred after the purchase and have been capitalized as proved properties.

          On April 7, 2003, the Company purchased for $15,915 a 5% working interest in a Dewey County, Oklahoma, prospect with an estimated leasehold position of approximately 1,415 net acres. The Company owns approximately 28 net acres in the area of interest with which it will participate as a working interest owner. The initial test well should be drilled in the second quarter of 2003.

          An exploratory well on a Coal County, Oklahoma prospect in which the Company has an 18% working interest that has been deferred for several years is scheduled to be drilled in the second quarter of 2003. The decision to drill was the result of some recently completed seismic data which included the proposed drill site.

          The Company has a 15% working interest in a Woods County, Oklahoma prospect from which three gas wells have produced almost four billion cubic feet of natural gas to the 100% working interest. In April, 2003, the operator proposed the drilling of a development well to more fully drain the producing formation. The Company has committed to participate in the proposed well which should be drilled in the second or third quarter of 2003.

          Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $43,516 (47%) to $48,735 in 2003 from $92,251 in 2002. To a great extent, the decrease was the result of a decline of $42,270 in the provision for impairment of long lived assets. A review of long lived assets for 2003 disclosed that a provision for impairment was not required.

     Other Income, Net. This line item increased $17,413 to $26,013 in 2003 from $8,600 in 2002. See Note 3, to the accompanying financial statements for the analysis of the various components of this line item.

     Trading Securities gains in 2003 were $15,972 as compared to a loss of $19,105 in 2002, an increase of $35,077. For the most part, the gains were the result of improved market conditions. In 2003, the Company had net realized trading gains of $5,959 and unrealized gains of $10,013 from adjusting the securities to estimated fair market value. In 2002, the Company had realized losses of $7,463 and unrealized losses of $11,642.

     Interest income declined $10,757 to $15,471 in 2003 from $26,228 in 2002. The decline was mostly the result of a decrease in the effective yield of US treasury bills which are a substantial portion of the Company's available for sale securities investments.

     Equity earnings in investees increased $25,008 to earnings of $4,215 in 2003 from losses of $20,793 in 2002. The following is the Company's share of earnings (losses) for 2003 and 2002 per review of the entities unaudited financial statements for the three months ended March 31, 2003 and 2002:

                                                   Earnings        (Losses)
                                                ---------------------------
                                                     2003            2002
                                                -------------     ---------
          Broadway  Sixty-Eight,  Ltd.          $     13,652        9,991
          JAR  Investments,  LLC                      (5,098)     (11,098)
          Millennium Golf Properties, LLC             (4,339)     (19,686)
                                                ------------      --------
                                                $      4,215      (20,793)
                                                ============      ========

     See Note 4, to the condensed statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and to JAR Investments, LLC.

     Other income declined $32,049 to $968 in 2003 from $33,017 in 2002, for the most part because of a decrease in receipts from class action lawsuit settlements.

     Provision For Income Taxes. The provision for income taxes increased $82,255 to $89,822 in 2003 from $7,567 in 2002. To a great extent, the increase was the result of an increase in income before income taxes of $329,647 to $348,765 in 2003 from $19,118 in 2002. This increase was partially offset by a decrease in the effective income tax rate to 26% in 2003 from 40% in 2002. The provision for income taxes varied from the 35% statutory US Federal income tax rate in both years. In 2003, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure. In 2002 the effective tax rate was greater than the statutory rate because income before income tax was increased by non-deductible insurance premiums and entertainment expense as offset by the effect of the corporate graduated tax rate structure.

     In 2003, the Company had an estimated current tax expense of $14,068 and an estimated deferred tax expense of $75,754 for a total provision for income tax of $89,822. In 2002, the Company had an estimated deferred tax expense of $94,967 as offset by an estimated current tax benefit of $87,400 for a net provision for income taxes of $7,567.

                         Off-Balance Sheet Arrangements
                         ------------------------------

     The Company's off-balance sheet arrangements consists of JAR Investments, LLC, an Oklahoma limited liability company and Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership. The Company does not have actual or effective control of either of these entities. Management of these entities could at any time make decisions in their own best interest which could materially affect the Company's net income or the value of the Company's investments.

     For more information about these entities, see Note 4, to the accompanying financial statements and this management's discussion and analysis subheading, "Other Income, Net".

                          THE RESERVE PETROLEUM COMPANY
                            CONTROLS AND PROCEDURES
                                 March 31, 2003
                                  (unaudited)



a)   Disclosure  Controls  and  Procedures.
     --------------------------------------

 The Company's disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer on May 1, 2003, a date within 90 days of the filing date of this 10-QSB. The scope of their evaluation included the following categories of review: overall control environment, risk assessment capabilities, specific control activities, quality of information and communication, and performance monitoring. Based on their evaluation it is their conclusion that the effectiveness of the Company's said disclosure controls and procedures is satisfactory.

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

                                    PART II

                                OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K.

    (a)   Exhibits

          The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit                                            S.E.C.       Exhibit
Reference     Description                      Report  (Date)    Number    Page
---------     -----------                      --------------   -------    -----
    99        Chief  Executive  Officer's
              Certification  pursuant  to
              Section 906 of the Sarbanes-
              Oxley  Act  of  2002               10-QSB  (03/03)   99.1      19

    99        Chief  Financial  Officer's
              Certification  pursuant  to
              Section 906 of the Sarbanes-
              Oxley  Act  of  2002               10-QSB  (03/03)   99.2      20

    (b) No reports on Form 8-K were filed by the Registrant for the three months ended March 31, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       THE  RESERVE  PETROLEUM  COMPANY
                                       -----------------------------------------
                                       (Registrant)




Date:   May  12,  2003                 /s/  Mason  McLain
        --------------                 -----------------------------------------
                                       Mason  McLain,
                                       President



Date:   May  12,  2003                 /s/  Jerry  L.  Crow
        --------------                 -----------------------------------------
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



Date:  May  12,  2003                       /s/  Mason  McLain
       --------------                       ------------------------------------
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



Date:  May  12,  2003                       /s/  Jerry L. Crow
       --------------                       ------------------------------------
                                            Jerry L. Crow
                                            Principal Financial and
                                              Accounting Officer

                                                                    Exhibit 99.1




                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned, hereby certify that to the best of my knowledge the Quarterly Report on Form 10-QSB of The Reserve Petroleum Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  May  12,  2003                  /s/  Mason  McLain
                                       -----------------------------------------
                                       Mason  McLain,  President
                                       (Chief  Executive  Officer)

                                                                    Exhibit 99.2




                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned, hereby certify that to the best of my knowledge the Quarterly Report on Form 10-QSB of The Reserve Petroleum Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.









Date:  May   12,  2003                 /s/  Jerry  L.  Crow
       ---------------                 -----------------------------------------
                                       Jerry  L.  Crow
                                       2nd  Vice President,  Secretary/Treasurer
                                       (Chief  Financial  Officer)