Form 10QSB
period 2003-06-30
RESERVE PETROLEUM CO
filed 2003-08-14
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB




(Mark  One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

As of August 12, 2003, 166,378.64 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one) Yes     No  X
                                                                    ---    ---

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                     June  30,    December  31,
                                                       2003            2002
                                                    -----------   -------------
Current  Assets:
     Cash  and  Cash  Equivalents                   $  187,290     $  314,476
     Available  for  Sale  Securities                4,098,936      4,273,616
     Trading  Securities                               205,932        158,247
     Receivables                                       474,778        281,223
     Refundable  Income  Taxes                         170,677        238,994
     Prepayments  &  Deferred  Income  Taxes            14,182         35,480
                                                    ----------     ----------
                                                     5,151,795      5,302,036
                                                    ----------     ----------

Investments:
     Equity  Investments                               529,694        521,393
     Other                                              15,298         15,298
                                                    ----------     ----------

                                                       544,992        536,691
                                                    ----------     ----------

Property,  Plant  &  Equipment:
  Oil & Gas Properties, at Cost Based on the
    Successful Efforts Method of Accounting
      Unproved  Properties                             661,070        686,650
      Proved Properties                              5,468,174      4,911,854
                                                    ----------     ----------

                                                     6,129,244      5,598,504
    Less - Valuation Allowance and Accumulated
      Depreciation,  Depletion  &  Amortization      4,483,953      4,533,490
                                                    ----------     ----------

                                                     1,645,291      1,065,014
                                                    ----------     ----------

  Other  Property  &  Equipment,  at  Cost             374,719        340,497
    Less - Accumulated Depreciation & Amortization     180,037        172,570
                                                    ----------     ----------
                                                       194,682        167,927
                                                    ----------     ----------

                                                     1,839,973      1,232,941
                                                    ----------     ----------

Other  Assets                                          482,064        585,665
                                                    ----------     ----------

                                                    $8,018,824     $7,657,333
                                                    ==========     ==========

(continued)

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                     June  30,    December  31,
                                                       2003            2002
                                                    -----------   -------------
Current  Liabilities:
     Accounts  Payable                              $   49,559     $  130,506
     Other  Current  Liabilities                        47,218         47,218
                                                    ----------     ----------

                                                        96,777        177,724
                                                    ----------     ----------

Dividends  Payable                                     163,003        151,439
                                                    ----------     ----------


Commitments  &  Contingencies  (Note  4)

Stockholders'  Equity
     Common  Stock                                      92,368         92,368
     Additional  Paid-in  Capital                       65,000         65,000
     Retained Earnings                               7,827,382      7,387,225
                                                    ----------     ----------

                                                     7,984,750      7,544,593

     Less  -  Treasury  Stock,  at  Cost               225,706        216,423
                                                    ----------     ----------

                                                     7,759,044      7,328,170
                                                    ----------     ----------

                                                    $8,018,824     $7,657,333
                                                    ==========     ==========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three  Months  Ended     Six  Months  Ended
                                          June  30,             June  30,
                                   --------------------  ----------------------
                                      2003       2002       2003         2002
                                   ---------  ---------  ----------  ----------
Operating  Revenues:
     Oil  &  Gas  Sales            $ 761,429  $ 433,122  $1,476,749  $  798,218
     Other                            24,630      2,294      24,710       2,374
                                   ---------  ---------  ----------  ----------
                                     786,059    435,416   1,501,459     800,592
                                   ---------  ---------  ----------  ----------

Operating  Costs  &  Expenses:
     Production                      137,084    107,696     250,060     194,585
     Exploration                       3,584    285,652      44,661     285,883
     Depreciation,  Depletion,
       Amortization  and
       Valuation  Provisions          96,339    225,641     145,073     317,893
     General,  Administrative
       and  Other                    179,765    163,700     369,625     338,986
                                   ---------  ---------  ----------  ----------

                                     416,772    782,689     809,419   1,137,347
                                   ---------  ---------  ----------  ----------

     Income (Loss) From Operations   369,287   (347,273)    692,040    (336,755)
     Other  Income  (Loss),  Net      66,532    (17,102)     92,544      (8,501)
                                   ---------  ---------  ----------  ----------

     Income (Loss)  Before
       Income  Taxes                 435,819   (364,375)    784,584    (345,256)
     Provision For (Benefit from)
       Income Taxes                   88,140   (116,236)    177,962    (108,669)
                                   ---------  ---------  ----------  ----------

     Net  Income (Loss)            $ 347,679  $(248,139) $  606,622  $ (236,587)
                                   =========  =========  ==========  ==========

     Per  Share  Data:
     Net Income (Loss), Basic
       and Diluted                 $    2.09  $   (1.49) $     3.64  $    (1.42)

     Cash  Dividends               $    1.00  $    1.00  $     1.00  $     1.00
                                   =========  =========  ==========  ==========

     Weighted  Average Shares
       Outstanding                   166,584    166,961     166,613     167,003
                                   =========  =========  ==========  ==========

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                Increase (Decrease) in Cash and Cash Equivalents

                                                           Six  Months  Ended
                                                                June  30,
                                                            2003         2002
                                                       -----------  -----------
Net Cash Provided by Operating Activities              $   653,858  $   218,426
                                                       -----------  -----------
Cash  Flows  from  Investing  Activities:
     Sale  and  Maturity  of  Available
       for  Sale  Securities                             4,073,616    5,071,237
     Purchase of Available for Sale Securities          (3,898,936)  (4,544,067)
     Property  Dispositions                                  2,475        1,096
     Property  Additions                                  (803,564)    (688,677)
     Cash Distributions from Equity Investments             11,550       11,550
     Cash  Contributions to Equity Investments              (2,000)      (6,250)
                                                       -----------  -----------

     Net  Cash  Applied to Investing Activities           (616,859)    (155,111)
                                                       -----------  -----------

Cash  Flows  from  Financing  Activities:
     Payments  of  Dividends                              (154,902)    (155,417)
     Purchase  of  Treasury  Stock                          (9,283)      (8,576)
                                                       -----------  -----------

     Cash  Applied to Financing Activities                (164,185)    (163,993)
                                                       -----------  -----------

Net  Change  in  Cash and Cash Equivalents                (127,186)    (100,678)

Cash and Cash Equivalents, Beginning of Period             314,476      431,145
                                                       -----------  -----------

Cash  and  Cash  Equivalents,  End of Period           $   187,290  $   330,467
                                                       ===========  ===========

Supplemental  Disclosures  of  Cash  Flow
     Information:
     Cash  Paid  During  the  Periods  For:
          Interest                                     $    3,750   $     3,750
          Income  Taxes                                $     ----   $      ----



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2003
                                  (Unaudited)


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

          Total comprehensive income was $347,679 for the three months and $606,622 for the six months ended June 30, 2003. Total comprehensive loss was $248,139 for the three months and $236,587 for the six months ended June 30, 2002.

Note     3  -  OTHER  INCOME  (LOSS),  NET

          The  following  is  an  analysis  of  the  components  of Other Income
          (Loss), Net for the three months and six months ended June 30, 2003 and 2002:

                                   Three  Months  Ended     Six  Months  Ended
                                          June  30,             June  30,
                                   --------------------  ----------------------
                                      2003       2002       2003         2002
                                   ---------  ---------  ----------  ----------
Realized and Unrealized Gain (Loss)
     On Trading Securities         $  35,657  $ (55,595) $   51,629  $  (74,700)
Gain  on  Asset  Sales                   801         25       2,107         948
Interest Income                       12,741     22,582      28,212      48,810
Equity  Earnings  in  Investees       13,636     23,467      17,851       2,674
Other  Income                           ----        338         345      33,356
Interest  and  Other  Expenses         3,697     (7,919)     (7,600)    (19,589)
                                   ---------  ---------  ----------  ----------
     Other Income (Loss), Net      $  66,532  $ (17,102) $   92,544  $   (8,501)
                                   =========  =========  ==========  ==========



Note  4  -  ACCOUNTING  FOR  GUARANTEES

          In November 2002, FASB interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair market value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002 The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are discussed in the following paragraphs.

          The Company has a 25% equity investment totaling $106,868 at June 30, 2003 in JAR Investment, LLC (JAR), an Oklahoma limited liability company. JAR owns a 70% management interest in Main-Eastern, LLC (M-E), also an Oklahoma limited liability company. JAR purchased Oklahoma City metropolitan area real estate to be improved for sale and/or lease and M-E was formed to establish a joint venture to develop a retail/commercial center on a portion of JAR's real estate.

          In connection therewith, prior to December 31, 2002, the Company signed continuing guaranty agreements for loans of both M-E and JAR. The Company's guarantee agreement for M-E is limited to 25% of JAR's 70% interest in M-E's outstanding Loan plus all costs and expenses related to enforcement and collection, or $125,495 at June 30, 2003 and $36,778 at December 31, 2002. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at both June 30, 2003 and December 31, 2002, was $169,750 plus costs and expenses related to enforcement and collection.

          JAR paid in full the loan outstanding at December 31, 2002 for which the Company had signed a continuing guaranty agreement thereby releasing the Company from its obligation. In May, 2003 the Manager of JAR negotiated a variable rate loan with a local Oklahoma City bank in the amount of $575,000, a portion of which was used to retire the above noted JAR loan.

          The Company signed a continuing guaranty agreement for the above noted May, 2003 loan. The maximum liability of the Company under the guaranty will not exceed 25% of all indebtedness under the loan. The maximum potential amount of future payments (undiscounted) the Company could be required to make is $143,750 plus all cost and expenses of enforcement of the guaranty and collection and sale of the collateral securing the guaranty. The note is secured by commercial property owned by JAR with an appraised value of $1,300,000 on the date of appraisal, April 16, 2003. The Company's 25% ownership interest in this appraised value is $325,000, or more than twice the maximum potential undiscounted liability under the guaranty agreement. Management believes the fair value of the Company's obligation under this continuing guaranty is nominal.

          JAR, in which the Company invested in December, 2000, is still in its development stage. Its unaudited profit and loss statement disclosed revenue of $12,000 and a net loss of $27,014 for the three months and revenues of $16,000 and net loss of $47,404 for the six months ended June 30, 2003 inclusive of its 70% share of M-E's net loss.

          The Company has a 33% limited partnership interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership) which was formed in 1978. The Partnership constructed and owns an office building in Oklahoma City, Oklahoma, which was financed by a mortgage loan with a balance of $146,155 at June 30, 2003 and $202,186 at December 31, 2002. On the equity basis, the Company's investment totaled $268,641 at June 30, 2003. The Partnership's unaudited profit and loss statement for the six months ended June 30, 2003 disclosed revenues of $184,311 and a net profit of $68,005. Although the Company invested as a limited partner, along with the other limited partners, it agreed jointly and severally with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments.

Note  5  -  VARIABLE  INTEREST  ENTITIES

          In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated
          Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures are required by FIN 46 in all financial statements initially issued after January 31, 2003 if it is reasonably possible that a variable interest holder will be required to consolidate an existing variable interest entity upon application. Based on the Company's current analysis the Company is not the primary beneficiary of any variable interest entity at June 30, 2003.

Note  6  -  PROVISION  FOR  (BENEFIT  FROM)  INCOME  TAXES

          The provision for income taxes for the six months ended June 30, increased $286,631 to $177,962 in 2003 from a benefit of $108,669 in 2002. Of the $286,631 net increase in the provision, $355,900 was the result of an increase in income before income taxes to $784,584 in 2003 from a loss of $345,256 in 2002 as partially offset by $69,269 because of a reduction of the effective income tax rate to 22.7% in 2003 from 31.5% in 2002.

          The provision for (benefit from) income taxes for the three months ended June 30, increased $204,376 to $88,140 in 2003 from a benefit of $116,236 in 2002. Of the $204,376 net increase in the provision, $256,062 was the result of an increase in income before taxes to $435,819 in 2003 from a loss of $364,375. This increase was offset $51,868 as a result of a reduction in the effective income tax rate to 20% in 2003 from 32% in 2002.

          The effective income tax rate varied from the 35% statutory US Federal income tax rate in both years. In 2003, the effective tax rate was less than the statutory rate as a combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated rate structure. In 2002, for the most part the tax benefit was less than the statutory rate because of tax loss carrybacks at an estimated tax rate of 32.2%.


Note  7  -  OPEN  DISCLOSURE  ISSUES WITH THE SECURITIES AND EXCHANGE COMMISSION

          The Company is aware that the Staff of the SEC, in consultation with the Staff of the Financial Accounting Standards Board, is considering certain implementation issues in the application of provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), to
          companies in the extractive industries, including oil and gas companies. The Staff of the SEC is considering whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. The Staff is also considering whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

          The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2003
                                  (Unaudited)


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

     Open  Disclosure  Issues  With  The  Securities  And  Exchange  Commission.
     ---------------------------------------------------------------------------

     See  Note  7  to  the  accompanying  condensed  financial  statements.

                 Financial Conditions and Results of Operations
                 ----------------------------------------------

1.   Liquidity  and  Capital  Resources.
     -----------------------------------

     Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first half of 2003, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $653,858, the Company also had cash provided by the sale and maturities of available for sale securities of $4,073,616, by property dispositions of $2,475 and distributions from equity investments of $11,550 for total cash provided by internal sources of $4,741,499. The Company utilized cash for the purchase of available for sale securities of $3,898,936, oil and gas property additions of $803,564, contributions to equity investments of $2,000 and financing activities of $164,185 for total cash applied of $4,868,685. The $127,186 excess of cash applied over cash provided was withdrawn from cash and cash equivalents.

     Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2002. A discussion of these items follows.

     The balance of trading securities increased $47,685 (30%) to $205,932. For the most part the increase was the result of net unrealized gains of $114,238 resulting from a change in the trading securities estimated fair market value as partially offset by net realized losses of $62,609 on security sales.

     Receivables increased $193,555 (69%) to $474,778. To a great extent, the increase was the result of an increase of $177,447 in accruals of oil and gas sales before July 1, 2003, which were not received by the Company at June 30. The increase in oil and gas sales accruals was mostly the result of the increase in oil and gas sales prices. See the discussion of revenues under subheading "Operating Revenues", below for more information about the increased sales of natural gas.

     Refundable income taxes declined $68,317 (29%) to $170,677. The decline was the combined result of an estimated provision for current income taxes payable of $41,887 at June 30, 2003, and a January, 2003, receipt of a Federal income tax refund of $26,430. See Note 6 to the accompanying condensed financial statements for more information.

     Accounts payable decreased $80,947 (62%) to $49,559 in 2003 from $130,506. For the most part at the end of both periods, the accounts payable balance was for costs of oil and gas exploration and production. At June 30, 2003, the Company had prepaid costs for exploration drilling of $191,566 as compared to $77,337 at December 31, 2002. This increase in prepayments resulted in less unpaid costs at June 30, 2003.

     Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in a paragraph above, net cash provided by operating activities was $653,858 in 2003. This was an increase of $435,432 from the comparable period in 2002. To a great extent, the increase was the result of an increase in revenue from oil and gas sales. For more information see, "Operating Revenues", below.

     The Company had sales and maturities of available for sale securities of $4,073,616 in 2003 as compared to $5,071,237 in 2002. Proceeds from the sale and maturities of these securities in the amount of $3,898,936 in 2003 and $4,544,067 in 2002 were used to purchase additional available for sale securities. The remaining funds from the sale and maturities of $174,680 in 2003 and $527,170 in 2002 were left in cash and/or cash equivalent accounts for use in the Company's other investing, operating and financing activities.

     Cash applied to the purchase of property additions in 2003 was $803,564, an increase of $114,887 from cash applied in 2002 of $688,677. In 2002, substantially all of cash applied to property additions was related to oil and gas exploration activity. In 2003, cash of $224,000 was applied to the purchase of producing gas properties, $12,000 was applied to the workover of an older gas well and $34,000 was applied to the purchase of office equipment. Most of the remaining amount was applied to oil and gas exploration activity. See the subheading "Exploration Costs", below for additional information.

     Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2002, would not be representative of the Company's current position.

2.   Material  Changes  in  Results  of  Operations  Six  Months  Ended June 30,
     ---------------------------------------------------------------------------
     2003,  Compared  with  Six  Months  Ended  June  30,  2002.
     -----------------------------------------------------------

     The Company had net income of $606,622 in 2003 as compared to a net loss of $236,587 in 2002, an increase of $843,209. The increase in net income was the combined result of an $700,867 (88%) increase in operating revenues, a $327,928 (29%) reduction in operating costs and expenses and a $101,045 increase in other income net as partially offset by a $286,631 increase in the provisions for income taxes.

     A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

     Operating Revenues. Revenues from crude oil and natural gas sales were $1,470,937 in 2003, an increase of $677,685 (85%) from $793,252 in 2002.
     Sales  of  miscellaneous  products  were $5,812 in 2003 and $4,966 in 2002.

     Oil  sales  increased  $28,856  (10%)  to $315,500 in 2003 from $286,644 in
     2002. The increase was the net result of an increase in the average price per barrel (Bbl) of $6.92 to $29.63 per Bbl for a positive price variance of $73,640 as partially offset by a negative volume variance of $44,784 because of a decline in production of 1,972 Bbls to 10,648.

     Gas  sales increased $648,829 (128%) to $1,155,437 in 2003 from $506,608 in
     2002 as the result of increases in both average price per thousand cubic feet (MCF) of sales and the volume of gas sold. The average price received increased $2.98 per MCF to $5.48 resulting in a positive price variance of $628,944. The volume of gas sold increased 7,954 MCF to 210,685 MCF resulting in a positive volume variance of $19,885.

     For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based. Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. The decline in volume of oil sales was the result of the normal decline of mature producing properties at a rate more accelerated than that of properties which first produced after June 30, 2002. The increase in volume of gas sales was, to a significant degree, the result of the January, 2003 purchase of producing gas properties noted in the subheading, "Exploration Costs," below as well as a Texas royalty unit which first produced to the Company's interest in 2003.

     Other operating revenues include lease bonuses and rentals of $720 in 2003 and $2,374 in 2002. Also, in 2003, the Company sold a part of its interest in an undeveloped exploration prospect for a net gain of $23,990.

     Operating Costs and Expenses. Operating costs and expenses declined $327,928 (29%) to $809,419 in 2003 from $1,137,347 in 2002. The decline was the result of a decrease in exploration costs charged to expense of $241,222 and a decrease in depreciation, depletion, amortization and valuation provisions (DD&A) of $172,820, as partially offset by an increase in production costs of $55,475 and general administrative and other expense (G&A) of $30,639. The significant changes in these line items will be discussed below.

          Production Costs. The increase in production costs of $55,475 (29%) to $250,060 in 2003 from $194,585 in 2002 was, to a great extent, the result of a $38,071 (84%) increase in gross production taxes to $83,194 and an increase in lease operating expense of $13,803 (10%) to $145,593. Gross production taxes are state taxes usually calculated as a percentage of gross oil and gas revenue and therefore will fluctuate with the dollar amount of oil and gas sales. For the most part, the increase in lease operating expense was the result of new wells which started producing to the Company's interests after June 30, 2002.

          Exploration Costs. Total exploration costs incurred in 2003 were $543,350 of which $44,661 was charged to expense and the remaining $498,689 was recorded as assets including $69,773 for the purchase of undeveloped leaseholds. The foregoing compares to exploration costs of $991,710 in 2002 of which $285,883 was charged to expense, and $705,827 was recorded as assets including $262,704 for the purchase of undeveloped leaseholds. Of the total exploration costs charged to expense in 2003, approximately $22,300 were late billings for 2002 dry holes.

     The following is a summary as of August 1, 2003, updating both exploration and development activity from December 31, 2002.

          In April, 2001 a step-out well was completed on a Dewey County, Oklahoma prospect in which the Company has a 17.5% working interest. The well was a marginal producing gas well. In April, 2003 the well was re-completed in another zone and tested for oil production. A pumping unit was installed in June, 2003, and the well is a commercial oil and gas producer. Costs for the first six months of 2003 were $43,257 all of which were capitalized as proved properties.

          In November, 2001 the Company purchased a 12.5% working interest in a Payne County, Oklahoma prospect. A step-out well started in January, 2002 was completed in March, 2002, equipped with a pumping unit and is producing. A second well was started in February, 2002 and completed as an oil producer in April, 2002, but experienced a rapid decline. This second well was re-completed in another zone as a marginal producer. An offset to the first well was started in March, 2003 and plugged and abandoned in April, 2003. The prospect will be re-evaluated prior to additional drilling. Costs for the first six months of 2003 were $17,781 all of which were expensed as exploration costs.

          In October, 2001 the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells were drilled in 2002. A pipeline tap and meter were installed and the first well began flowing oil on October 1, 2002. The second well tested gas but did not have adequate production to justify a pipeline. Additional wells in the vicinity could make a pipeline to the second well economical; therefore, the well was shut in awaiting the results of a 3-D seismic survey. The survey has been completed and a third well was started in March, 2003 and completed in April, 2003. Testing indicates the well will be a commercial gas well and sales will commence as soon as a pipeline can be built, probably by the end of July, 2003. The second well will also be hooked up. There are other productive zones behind the pipe and an offset well is planned for the third quarter of 2003. For the six months ended June 30, 2003, the Company had costs of $115,716 related to the prospect all of which were capitalized, $5,024 as unproved properties and $110,692 as proved properties.

          In July, 2002 the Company agreed to participate in a one well prospect in Ellis County, Oklahoma, with a 16% working interest. The well was started in September, 2002 and was completed as a producing gas well in November, 2002. In February, 2003 a pumping unit was installed to keep the formation water unloaded and increase gas production. Even with the pumping unit, gas production remained marginal, and the well will be re-completed in two shallower zones in the third quarter of 2003. Total costs of $16,907 in 2003 were capitalized as proved properties.

          The Company is participating in the development of two Oklahoma prospects with a 50% working interest in each, one in Bryan County and the other in Woods County. The Bryan County prospect is in the initial development stage. The Company will attempt to sell some of its interest prior to drilling a test well. Drilling is not likely on the Bryan County prospect before 3-D seismic is acquired. The Woods County prospect was sold with the Company retaining a 15% working interest in the drillsite and a 17.25% interest in offset acreage. An exploratory well was drilled in July, 2003 and casing was set. Logs indicate the presence of two productive zones and a completion will be attempted. Estimated drilling costs of $25,463 were prepaid in June, 2003.

          Effective in January, 2003 the Company entered into a participation agreement regarding a prospect in Seminole County, Oklahoma. Under the terms of the agreement, the Company acquired a 16% working interest in nine producing gas wells and two saltwater disposal wells. The agreement also included the drilling of a horizontal lateral using the existing well bore of one of the producing wells. The operation was started in April, 2003, difficulties were encountered and part of the hole was lost. A completion will be attempted in the remaining portion of the wellbore. The Company paid $224,000 for the leaseholds and wells, all of which were capitalized as proved properties in January, 2003. Additional costs of $94,195 were incurred after the purchase and have been capitalized as proved properties.

          In April, 2003 the Company purchased for $15,915 a 5% working interest in a Dewey County, Oklahoma prospect with a leasehold position of approximately 1,415 net acres outside of the initial drillsite section. The Company owns approximately 28 net acres in the drillsite section with which it will participate as a working interest owner. The initial test well should be drilled in the third quarter of 2003.

          An exploratory well on a Coal County, Oklahoma prospect in which the Company has an 18% working interest that has been deferred for several years is scheduled to be drilled in the third or fourth quarter of 2003. The decision to drill was the result of some recently completed seismic data which included the proposed drill site.

          The Company has a 15% working interest in a Woods County, Oklahoma prospect from which three gas wells have produced almost four billion cubic feet of natural gas to the 100% working interest. In April, 2003 the operator proposed the drilling of a development well to more fully drain the producing formation. The Company committed to participate in the proposed well which was commenced in July, 2003.

          In March, 2003 the Company agreed to participate with a fee mineral interest in a proposed waterflood unit in Harding County, South Dakota. The unit became effective on June 1, 2003, with the Company having a 0.96% working interest during Phase I and a 4.32% interest during Phase II. Operations were commenced in June to drill opposing horizontal laterals from an existing wellbore. The work was completed in July and the well will be produced briefly and then converted to water injection. Two more horizontal wells are planned: another injector to commence in the third quarter of 2003 and a producer to be drilled in 2004. The Company had incurred 2003 costs of $3,347 at June 30 which were capitalized as proved properties

          In May, 2003 the Company purchased for $20,480 a 16% interest in 1,280 acres of leasehold located in Woods County, Oklahoma. In August, 2003 an existing dry hole will be re-entered and a completion will be attempted in a zone that has produced eight billion cubic feet of gas in the area.

          In April, 2003 the Company purchased 114.8 net acres of leasehold in a Dewey County, Oklahoma prospect for $24,108. This represents an 8% working interest in the initial drilling and spacing unit and a 6% interest in offset acreage. An exploratory well was commenced in April, 2003. It reached total depth in July, 2003 and casing was set.

          A completion will be attempted soon in the deeper of two potentially productive zones. Drilling costs in 2003 of $125,978 were capitalized as proved properties at June 30.

          DD&A.  The  $172,820  (54%)  decrease in DD&A to $145,073 in 2003 from
     $317,893 in 2002 was, to a significant degree, the result of a decline in the provision for impairment of undeveloped leaseholds of $101,858 (80%) to $25,482 in 2003 from $127,340 in 2002. The abnormally large impairment provision in 2002 was the result of the rapid amortization of a prospect purchased in the first quarter of 2002 on which an exploratory well was drilled and determined to be uneconomical.

     Also of significance was a decrease in the provision for impairment of long-lived assets of $78,447 (61%) to $50,058 in 2003 from $128,505 in
     2002. In both 2003 and 2002 the provision for impairment was mostly the result of an unexpected decline in the production of wells recently completed.

          General, Administrative and Other Expenses (G&A). The $30,639 (9%) increase in G&A to $369,625 in 2003 from $338,986 was, to a significant degree, the result of an increase in legal and accounting fees.

     Other Income (Loss), Net. This line item increased $101,045 to income of $92,544 in 2003 from a loss of $8,501 in 2002. See Note 3 to the accompanying condensed financial statements for an analysis of the components of this item.

     Trading securities gains in 2003 were $51,629 as compared to losses of $74,700 in 2002, an increase of $126,329. In 2003 the Company had unrealized gains of $114,238 from adjusting securities held at June 30 to estimated fair market value. These unrealized gains were partially offset by net realized trading losses of $62,609. In 2002 the Company had unrealized losses of $47,464 as well as realized losses of $27,236.

     For the most part, interest income is from available for sale securities which, except for a $200,000 bank certificate of deposit, are U.S. Treasury bills. Interest income declined $20,598 (42%) to $28,212 in 2003 from $48,810 in 2002. The decline in interest income was the combination of a decrease in both the average balance of available for sale securities outstanding and the average yield of the securities.

     Equity earnings in investees increased $15,177 to earnings of $17,851 in 2003 from $2,674 in 2002. The following is the Company's share of earnings (losses) for 2003 and 2002 per review of the entities unaudited financial statements for the six months ended June 30, 2003 and 2002:

                                                    Earnings  (Losses)
                                                   -------------------
                                                     2003       2002
                                                   --------   --------
          Broadway  Sixty-Eight,  Ltd.             $ 22,442     27,753
          JAR  Investments,  LLC                    (11,851)   (11,859)
          Millennium  Golf  Properties,  LLC          7,260    (13,220)
                                                   --------   --------
                                                   $ 17,851      2,674
                                                   ========   ========

     See  Note  4,  to  the  accompanying  condensed  financial  statements, for
     additional  information,  including  guarantees,   pertaining  to  Broadway
     Sixty-Eight,  Ltd.,  and  JAR  Investments,  LLC.

     Other income declined $33,011 to $345 in 2003 from $33,356 in 2002, for the most part because of a decrease in receipts from class action lawsuit settlements.

     Provision for (Benefit from) Income Taxes. See Note 6 to the accompanying condensed financial statements for a discussion of the provision for (benefit from) income taxes.

3.   Material Changes in Results of Operations Three Months Ended June 30, 2003,
     ---------------------------------------------------------------------------
     Compared  with  Three  Months  Ended  June  30,  2002.
     ------------------------------------------------------

     Net income increased $595,818 to $347,679 from a loss of $248,139 in 2002. The material changes in the results of operations which caused the increase in net income will be discussed below.

     Operating Revenues. Revenues from oil and gas sales increased $328,307 (76%) to $761,429 in 2003 from $433,122 in 2002. The increase was the result of an increase in gas sales of $341,099 (132%) to $600,387, a decrease in oil sales of $12,218 (7%) to $157,930 and a decrease in sales of miscellaneous products of $574 to $3,111.

     The increase in gas sales was the result of an increase in the average price by $2.20 per MCF to $5.02 for a positive price variance of $263,234, an increase in the volume of gas sold of 27,647 MCF for a positive volume variance of $77,865.

     The decrease in oil sales was the result of a decrease in the volume of oil produced by 878 Bbls to 5,592 for a negative volume variance of $23,091 as partially offset by an increase in the average price received of $1.94 per Bbl to $28.24 for a positive price variance of $10,873.

     Other operating revenues increased $22,336 to $24,630 mostly because of the sale of a partial interest in an exploration prospect.

     Operating Costs and Expenses. Exploration costs charged to operations decreased $282,068 to $3,584 in 2003 from $285,652 in 2002. Substantially all the exploration costs charged to operations were recorded in the first quarter of 2003 and in the second quarter of 2002.

     DD&A  decreased  $129,302  to  $96,339  in  2003 from $225,641 in 2002. The decrease was mostly the result of a $90,839 decrease in the provision for impairment of undeveloped leaseholds to $13,431 and a decrease in the provision for impairment of long-lived assets of $36,177 to $50,058.

     Other Income (Loss), Net. See Note 3 to the accompanying condensed financial statements for an analysis of the components of other income
     (loss), net. In 2003 this line item increased $83,634 to an income of $66,532 from a loss of $17,102 in 2002. To a significant degree, the increase was the result of a $91,252 increase in the gain on trading securities to $35,657 in 2003 from a loss of $55,595 in 2002. In 2003, the Company had unrealized gains of $104,225 from adjusting securities held to estimated fair market value. These unrealized gains were partially offset by realized losses on the sale of securities of $68,568. In 2002, the Company had unrealized losses of $35,823 from adjusting to fair market value and realized losses on security sales of $19,772.

     Provision for (Benefit from) Income Taxes. See Note 6 to the accompanying condensed financials for a discussion of the changes in the provision for (benefit from) income taxes.

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


                          THE RESERVE PETROLEUM COMPANY
                            CONTROLS AND PROCEDURES
                                  June 30, 2003
                                  (unaudited)

     a)  Disclosure  Controls  and  Procedures.
         --------------------------------------

     As used in this report, Securities and Exchange Commission rules define the term "disclosure controls and procedures" to mean, "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it filed or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."

     The effectiveness of the Company's disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer as of June 30, 2003. Based on their evaluation it is their conclusion that the effectiveness of the Company's said disclosure controls and procedures is satisfactory.

     b)  Changes  in  Internal  Controls  Over  Financial  Reporting.
         ------------------------------------------------------------

     There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and such asset safeguarding.

                                    PART II
                                OTHER INFORMATION

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

The annual meeting of stockholders' was held on Tuesday, May 27, 2003. A brief description of each matter voted on at the meeting is given in the paragraphs below.

The registrant's board of directors was re-elected in its entirety.    A summary
of  voting  by  individual  directors  follows:

                                          RESULTS  OF  VOTE
                             ------------------------------------------
                                   BY  PROXY            IN  PERSON
                             -------------------    -------------------
                                        WITHHOLD              WITHHOLD
                               FOR     AUTHORITY      FOR     AUTHORITY
                             ------    ---------    ------    ---------
     MASON  McLAIN           63,521      1,510      43,608
     R.T.  McLAIN            63,546      1,485      43,608
     ROBERT  SAVAGE          63,607      1,424      43,608
     MARVIN E. HARRIS        63,383      1,648      43,608
     JERRY  L.  CROW         63,594      1,437      43,608
     WILLIAM (BILL) SMITH    63,383      1,648      43,608
     DOUG  FULLER            63,383      1,648      43,608

The stockholders approved all actions of the directors since the stockholders' annual meeting on Tuesday, May 28, 2002. The stockholders cast 108,639 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

(a)  Exhibits

     The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit                                           S.E.C.        Exhibit
Reference     Description                     Report  (Date)    Number      Page
---------     -----------                     --------------    --------    ----
   31     Chief  Executive  Officer's
          Certification  pursuant  to
          Section 302 of the Sarbanes-
          Oxley  Act  of  2002                10-QSB  (06/03)     31.1       20

   31     Chief Financial and Accounting
          Officer's Certification pursuant
          to Section 302 of the Sarbanes-
          Oxley  Act  of  2002                10-QSB  (06/03)     31.1       21

   99     Chief  Executive  Officer's
          Certification  pursuant  to
          Section 906 of the Sarbanes-
          Oxley  Act  of  2002                10-QSB  (06/03)     99.1       22




   99     Chief  Financial  and
          Accounting  Officer's
          Certification  pursuant  to
          Section 906 of the Sarbanes-
          Oxley  Act  of  2002                10-QSB  (06/03)     99.2      23


(b) No reports on Form 8-K were required to be filed by the Registrant for the six months ended June 30, 2003.



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

                                       THE  RESERVE  PETROLEUM  COMPANY
                                       -----------------------------------------
                                       (Registrant)



Date:  August  12,  2002               /s/  Mason  McLain
                                       -----------------------------------------
                                       Mason  McLain,
                                       President



Date:     August  12,  2002            /s/  Jerry  L.  Crow
                                       -----------------------------------------
                                       Jerry  L.  Crow
                                       Chief  Financial  and  Accounting Officer

                                                                    Exhibit 31.1


                                 CERTIFICATIONS


I,  Mason  McLain,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of The Reserve Petroleum Company;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15)e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:   August  12,  2003                       /s/  Mason  McLain
                                                --------------------------------
                                                Mason  McLain
                                                Principal  Executive  Officer

                                                                    Exhibit 31.2

                                 CERTIFICATIONS


I,  Jerry  L.  Crow,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of The Reserve Petroleum Company;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15)e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date:  August  12,  2003              /s/  Jerry  L.  Crow
                                      ------------------------------------------
                                      Jerry  L.  Crow
                                      Chief  Financial  and  Accounting  Officer