Form 10QSB
period 2003-09-30
RESERVE PETROLEUM CO
filed 2003-11-13
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB





(Mark  One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

As of November 5, 2003, 166,177.64 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one) Yes     No X
                                                                    ---   ---

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                 September  30,    December  31,
                                                      2003             2002
                                                 --------------    -------------
   Current  Assets:
     Cash  and  Cash  Equivalents                 $    300,323     $    314,476
     Available  for  Sale  Securities                4,098,936        4,273,616
     Trading  Securities                               215,452          158,247
     Receivables                                       428,189          281,223
     Refundable  Income  Taxes                         203,392          238,994
     Deferred Income Taxes and Prepayments              10,403           35,480
                                                  ------------     ------------
                                                     5,256,695        5,302,036
                                                  ------------     ------------

   Investments:
     Equity  Investments                               542,377          521,393
     Other                                              15,298           15,298
                                                  ------------     ------------
                                                       557,675          536,691
                                                  ------------     ------------

   Property,  Plant  and  Equipment:
     Oil and Gas Properties, at Cost Based on the
       Successful Efforts Method of Accounting
         Unproved  Properties                          659,715          686,650
         Proved  Properties                          5,693,687        4,911,854
                                                  ------------     ------------
                                                     6,353,402        5,598,504

      Less - Valuation Allowance and Accumulated
         Depreciation, Depletion and Amortization    4,568,755        4,533,490
                                                  ------------     ------------

                                                     1,784,647        1,065,014
                                                  ------------     ------------

     Other  Property  and  Equipment, at Cost          378,595          340,497
       Less - Accumulated Depreciation
       and  Amortization                               183,968          172,570
                                                  ------------     ------------

                                                       194,627          167,927
                                                  ------------     ------------

                                                     1,979,274        1,232,941
                                                  ------------     ------------

   Other  Assets                                       435,184          585,665
                                                  ------------     ------------

                                                  $  8,228,828     $  7,657,333
                                                  ============     ============

(continued)

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                 September  30,    December  31,
                                                      2003             2002
                                                 --------------    -------------
   Current  Liabilities:
     Accounts  Payable                            $    109,442     $    130,506
     Other  Current  Liabilities  -
       Deferred Income Taxes and Other                 113,186           47,218
                                                  ------------     ------------
                                                       222,628          177,724
                                                  ------------     ------------

   Dividends  Payable                                  161,128          151,439
                                                  ------------     ------------

   Stockholders'  Equity:
     Common  Stock                                      92,368           92,368
     Additional  Paid-in  Capital                       65,000           65,000
     Retained Earnings                               7,920,514        7,387,225
                                                  ------------     ------------
                                                     8,077,882        7,544,593

     Less  -  Treasury  Stock,  at  Cost               232,810          216,423
                                                  ------------     ------------

                                                     7,845,072        7,328,170
                                                  ------------     ------------

                                                  $  8,228,828     $  7,657,333
                                                  ============     ============


    See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three  Months  Ended      Nine  Months  Ended
                                   September  30,           September  30,
                               ----------------------  ------------------------
                                  2003        2002         2003         2002
                               ----------  ----------  -----------  -----------
   Operating  Revenues:
     Oil  and Gas Sales        $  697,189  $  399,901  $ 2,173,938  $ 1,198,119
     Lease Bonuses & Other         27,378      77,529       52,088       79,903
                               ----------  ----------  -----------  -----------
                                  724,567     477,430    2,226,026    1,278,022
                               ----------  ----------  -----------  -----------

   Operating Costs and Expenses:
     Production                   127,200     124,190      377,260      318,775
     Exploration                   99,757     181,212      144,419      467,095
     Depreciation,  Depletion,
       Amortization  and
       Valuation  Provisions      181,016     196,959      326,089      514,851
     General,  Administrative
       and  Other                 163,442     150,010      533,067      488,997
                               ----------  ----------  -----------  -----------
                                  571,415     652,371    1,380,835    1,789,718
                               ----------  ----------  -----------  -----------
   Income (Loss) From
     Operations                   153,152    (174,941)     845,191     (511,696)

   Other  Income  (Loss),  Net     39,904     (15,095)     132,449      (23,596)
                               ----------  ----------  -----------  -----------

   Income (Loss) Before
     Income Taxes                 193,056    (190,036)     977,640     (535,292)

   Provision For (Benefit
     From) Income  Taxes           99,923     (64,975)     277,885     (173,644)
                               ----------  ----------  -----------  -----------

   Net  Income  (Loss)         $   93,133  $ (125,061) $   699,755  $  (361,648)
                               ==========  ==========  ===========  ===========

   Per  Share  Data:
     Net  Income (Loss),
       Basic and Diluted       $      .56  $     (.75) $      4.20  $     (2.17)
     Cash  Dividends           $      ---  $      ---  $      1.00  $      1.00
                               ==========  =========== ===========  ===========

     Weighted  Average
       Shares  Outstanding        166,346     166,788      166,522      166,931
                               ==========  ==========  ===========  ===========



   See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                         Nine  Months  Ended
                                                            September  30,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   ------------
   Net Cash Provided by Operating Activities          $ 1,018,606   $   233,027
                                                      -----------   -----------

   Cash  Flows  from  Investing  Activities:
     Sale  and  Maturity  of  Available
       for  Sale  Securities                            4,073,616     5,863,248
     Purchase of Available for Sale Securities         (3,898,936)   (5,238,706)
     Property  Dispositions                                29,871         1,225
     Property  Additions                               (1,073,697)     (861,861)
     Cash Distributions from Equity Investments            11,550        11,550
     Cash  Contributions to Equity Investments             (2,000)       (6,250)
                                                      -----------   -----------
     Net  Cash  Applied to Investing Activities          (859,596)     (230,794)
                                                      -----------   -----------

   Cash  Flows  from  Financing  Activities:
     Dividends  Paid  to  Shareholders                   (156,776)     (155,983)
     Purchase  of  Treasury  Stock                        (16,387)      (13,536)
                                                      -----------   -----------
     Total Cash Applied to Financing Activities          (173,163)     (169,519)
                                                      -----------   -----------

   Net  Change  in  Cash  and Cash Equivalents            (14,153)     (167,286)

   Cash and Cash Equivalents, Beginning of Period         314,476       431,145
                                                      -----------   -----------

   Cash  and  Cash Equivalents, End of Period         $   300,323   $   263,859
                                                      ===========   ===========

   Supplemental  Disclosures  of  Cash  Flow
     Information:
     Cash  Paid  During  the  Periods  For:
          Interest                                    $    11,250    $   11,250
          Income  Taxes                               $        50    $       50



   See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2003
                                  (Unaudited)


Note 1 - BASIS  OF  PRESENTATION

     In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - COMPREHENSIVE  INCOME

     Total comprehensive income was $93,133 for the three months and $699,755 for the nine months ended September 30, 2003. Total comprehensive loss was $125,061 for the three months and $361,648 for the nine months ended September 30, 2002.

Note 3 - OTHER  INCOME  (LOSS),  NET

     The following is an analysis of the components of Other Income (Loss), Net for the three months and nine months ended September 30, 2003 and 2002:

                                       Three Months Ended    Nine Months Ended
                                         September  30         September  30
                                       ------------------  --------------------
                                         2003      2002       2003       2002
                                       -------  ---------  --------  ----------
Realized and Unrealized Gain (Loss)
     On  Trading  Securities           $ 9,364  $(36,142)  $ 60,993  $(110,842)
Gain  on  Asset  Sales                     123       101      2,229      1,049
Interest  Income                        12,278    21,969     40,490     70,778
Equity  Earnings  in  Investees         12,683       893     30,534      3,567
Agricultural  Rental  Income             5,600     5,600      5,600      5,600
Other  Income                            1,798       403      2,145     33,759
Interest  and  Other Expenses           (1,942)   (7,919)    (9,542)   (27,507)
                                       -------  ---------  --------  ----------

     Other  Income  (Loss),  Net       $39,904  $(15,095)  $132,449  $ (23,596)
                                       =======  ========   ========  =========

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

     The Company has a 25% equity investment totaling $103,977 at September 30, 2003 in JAR Investment, LLC (JAR), an Oklahoma limited liability company. JAR owns a 70% management interest in Main-Eastern, LLC (M-E), also an Oklahoma limited liability company. JAR purchased Oklahoma City metropolitan area real estate to be improved for sale and/or lease and M-E was formed to establish a joint venture to develop a retail/commercial center on a portion of JAR's real estate.

     In connection therewith, prior to December 31, 2002, the Company signed continuing guaranty agreements for loans of both M-E and JAR. The Company's guarantee agreement for M-E is limited to 25% of JAR's 70% interest in M-E's outstanding loan plus all costs and expenses related to enforcement and collection, or $167,591 at September 30, 2003 and $36,778 at December 31, 2002. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at both September 30, 2003 and December 31, 2002, was $169,750 plus costs and expenses related to enforcement and collection.

     JAR paid in full the loan outstanding at December 31, 2002 for which the Company had signed a continuing guaranty agreement thereby releasing the Company from its obligation. In May, 2003 the Manager of JAR negotiated a variable rate loan with a local Oklahoma City bank in the amount of $575,000, a portion of which was used to retire the above noted JAR loan. The loan balance at September 30, 2003 was $574,713.

     The Company signed a continuing guaranty agreement for the May, 2003 loan. The maximum liability of the Company under the guaranty will not exceed 25% of all indebtedness under the loan. The maximum potential amount of future payments (undiscounted) the Company could be required to make is $143,678 plus all cost and expenses of enforcement of the guaranty and collection and sale of the collateral securing the guaranty. The note is secured by commercial property owned by JAR with an appraised value of $1,300,000 on the date of appraisal, April 16, 2003. The Company's 25% ownership interest in this appraised value is $325,000, or more than twice the maximum potential undiscounted liability under the guaranty agreement. Management believes the fair value of the Company's obligation under this continuing guarantee is nominal.

     JAR, in which the Company invested in December, 2000, is still in its development stage. Its unaudited profit and loss statement disclosed revenue of $12,000 and a net loss of $11,562 for the three months and revenues of $28,000 and net loss of $58,966 for the nine months ended September 30, 2003 inclusive of its 70% share of M-E's net loss.

     The Company has a 33% limited partnership interest in Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership) which was formed in 1978. The Partnership constructed and owns an office building in Oklahoma City, Oklahoma, which was financed by a mortgage loan with a balance of $117,509 at September 30, 2003 and $202,186 at December 31, 2002. On the
     equity basis, the Company's investment totaled $278,737 at September 30, 2003. The Partnership's unaudited profit and loss statement for the nine months ended September 30, 2003 disclosed revenues of $275,538 and a net profit of $98,600. Although the Company invested as a limited partner, along with the other limited partners, it agreed jointly and severally with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments.

Note 5 - VARIABLE  INTEREST  ENTITIES

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined the adoption of the provisions of FIN 46 will have no effect upon its financial condition or results of operations. Certain transitional disclosures are required by FIN 46 in all financial statements initially issued after January 31, 2003 if it is reasonably possible that a variable interest holder will be required to consolidate an existing variable interest entity upon application. Based on the Company's current analysis the Company is not the primary beneficiary of any variable interest entity at September 30, 2003.

Note 6 - PROVISION  FOR  (BENEFIT  FROM)  INCOME  TAXES

     The effective income tax rate for the first nine months varied from the 35% statutory US Federal income tax rate in both years. During this period, the effective tax rate was less than the statutory rate as a combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated rate structure. In 2002, for the most part the tax benefit was less than the statutory rate because of tax loss carrybacks at an estimated tax rate of 32.2%.

     The effective income tax rate for the three months ended September 30, varied from the 35% statutory US Federal income tax rate in both years also. During this period, the effective tax rate was more than the statutory rate as a result of a significant decrease in the allowable depletion for tax in excess of depletion for financial statements. This decrease was a result of lower allowable depletion for the nine months ended September 30, 2003 compared to the six months ended June 30, 2003, which caused an increase in the effective tax rate for the third quarter of 2003. In 2002, the tax benefit was less than the statutory rate again because of tax loss carrybacks at an estimated tax rate of 32.2%.

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

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2003
                                  (Unaudited)


This discussion and analysis should be read with reference to a similar discussion in the Company's December 31, 2002, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

Forward  Looking  Statements.
-----------------------------

This discussion and analysis includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements give the Company's current expectations of future events. They include statements regarding the drilling of oil and gas wells, cash flow and anticipated liquidity and expected future expenses.

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

                 Financial Conditions and Results of Operations
                 ----------------------------------------------

1.   Liquidity  and  Capital  Resources.
     -----------------------------------

     Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first nine months of 2003, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $1,018,606, the Company also had cash provided by the sale and maturities of available for sale securities of $4,073,616, by property dispositions of $29,871 and distributions from equity investments of $11,550 for total cash provided by internal sources of $5,133,644. The Company utilized cash for the purchase of available for sale securities of $3,898,936, oil and gas property additions of $1,073,697, contributions to equity investments of $2,000 and financing activities of $173,163 for total cash applied of $5,147,796. The $14,153 excess of cash applied over cash provided was withdrawn from cash and cash equivalents.

     Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2002. A discussion of these items follows.

     The balance of trading securities increased $57,205 (36%) to $215,452. For the most part the increase was the result of net unrealized gains of $217,838 resulting from a change in the trading securities estimated fair market value as partially offset by net realized losses of $156,846 on security sales.

     Receivables increased $146,966 (52%) to $428,189. To a great extent, the increase was the result of an increase of $143,894 in accruals of oil and gas sales before October 1, 2003, which were not received by the Company at September 30. The increase in oil and gas sales accruals was mostly the result of the increase in oil and gas sales prices. See the discussion of revenues under subheading "Operating Revenues", below for more information about the increased sales of natural gas.

     Refundable income taxes at September 30, 2003 were fully collected in October 2003.

     Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in a paragraph above, net cash provided by operating activities was $1,018,606 in 2003. This was an increase of $785,579 from the comparable period in 2002. To a great extent, the increase was the result of an increase in revenue from oil and gas sales. For more information see, "Operating Revenues", below.

     The Company had sales and maturities of available for sale securities of $4,073,616 in 2003 as compared to $5,863,248 in 2002. Proceeds from the sale and maturities of these securities in the amount of $3,898,936 in 2003 and $5,238,706 in 2002 were used to purchase additional available for sale securities. The remaining funds from the sale and maturities of $174,680 in 2003 and $624,542 in 2002 were left in cash and/or cash equivalent accounts for use in the Company's other investing, operating and financing activities.

     Cash applied to the purchase of property additions in 2003 was $1,073,697, an increase of $211,836 from cash applied in 2002 of $861,861. In 2002, substantially all of cash applied to property additions was related to oil and gas exploration activity. In 2003, cash of $224,000 was applied to the purchase of producing gas properties, $12,000 was applied to the workover of an older gas well and $38,098 was applied to the purchase of office equipment. Most of the remaining amount was applied to oil and gas exploration activity. See the subheading "Exploration Costs", below for additional information.

     Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2002, would not be representative of the Company's current position.

2.   Material Changes  in  Results of Operations Nine Months Ended September 30,
     ---------------------------------------------------------------------------
     2003,  Compared  with  Nine  Months  Ended  September  30,  2002.
     -----------------------------------------------------------------

     The Company had net income of $699,755 in 2003 as compared to a net loss of $361,648 in 2002, an increase of $1,061,403. The increase in net income was the combined result of an $948,004 (74%) increase in operating revenues, a

     $408,883 (23%) reduction in operating costs and expenses and a $156,045 increase in other income net as partially offset by a $451,529 increase in the provisions for income taxes.

     A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

     Operating Revenues. Revenues from crude oil and natural gas sales were $2,173,938 in 2003, an increase of $975,819 (81%) from $1,198,119 in 2002.
     Sales  of  miscellaneous  products  were $7,043 in 2003 and $7,758 in 2002.

     Oil  sales  increased  $55,501  (13%)  to $482,924 in 2003 from $427,423 in
     2002. The increase was the net result of an increase in the average price per barrel (Bbl) of $5.61 to $29.39 per Bbl for a positive price variance of $92,336 as partially offset by a negative volume variance of $36,835 because of a decline in production of 1,549 Bbls to 16,429.

     Gas  sales increased $921,033 (121%) to $1,683,971 in 2003 from $762,938 in
     2002 as the result of increases in both average price per thousand cubic feet (MCF) of sales and the volume of gas sold. The average price received increased $2.56 per MCF to $5.20 resulting in a positive price variance of $830,291. The volume of gas sold increased 34,372 MCF to 323,714 MCF resulting in a positive volume variance of $90,742.

     For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based. Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. The decline in volume of oil sales was the result of the normal decline of mature producing properties at a rate which more than offset production from properties which first produced after September 30, 2002. The increase in volume of gas sales was, to a significant degree, the result of the January, 2003 purchase of producing gas properties noted in the subheading, "Exploration Costs" below as well as royalties which first produced to the Company's interest in 2003.

     Other operating revenues include lease bonuses and rentals of $30,669 in 2003 and $79,903 in 2002. Also, in 2003, the Company sold a part of its interest in an undeveloped exploration prospect for a net gain of $21,419.

     Operating Costs and Expenses. Operating costs and expenses declined $408,883 (23%) to $1,380,835 in 2003 from $1,789,718 in 2002. The decline was the result of a decrease in exploration costs charged to expense of $322,676 and a decrease in depreciation, depletion, amortization and valuation provisions (DD&A) of $188,762, as partially offset by an increase in production costs of $58,485 and general administrative and other expense (G&A) of $44,070. The significant changes in these line items will be discussed below.

          Production Costs. The increase in production costs of $58,485 (18%) to $377,260 in 2003 from $318,775 in 2002 was primarily the result of a $52,326 (80%) increase in gross production taxes to $117,689. Gross production taxes are state taxes usually calculated as a percentage of gross oil and gas revenue and therefore will fluctuate with the dollar amount of oil and gas sales.

          Exploration Costs. Total exploration costs incurred in 2003 were $960,993 of which $144,419 was charged to expense and the remaining $816,574 was recorded as assets including $87,655 for the purchase of undeveloped leaseholds. The foregoing compares to exploration costs of

     $1,269,956 in 2002 of which $467,095 was charged to expense, and $802,861 was recorded as assets including $301,107 for the purchase of undeveloped leaseholds. Of the total exploration costs charged to expense in 2003, approximately $23,900 were late billings for 2002 dry holes.

     The following is a summary as of November 1, 2003, updating both exploration and development activity from December 31, 2002.

          In April, 2001 a step-out well was completed on a Dewey County, Oklahoma prospect in which the Company has a 17.5% working interest. The well was a marginal producing gas well. In April, 2003 the well was re-completed in another zone and tested for oil production. A pumping unit was installed in June, 2003, and the well is a commercial oil and gas producer. Costs for the first nine months of 2003 were $39,722, all of which were capitalized as proved properties.

          In November, 2001 the Company purchased a 12.5% working interest in a Payne County, Oklahoma prospect. A step-out well started in January, 2002 was completed in March, 2002, equipped with a pumping unit and is producing. A second well was started in February, 2002 and completed as an oil producer in April, 2002, but experienced a rapid decline. This second well was re-completed in another zone as a marginal producer. An offset to the first well was started in March, 2003 and plugged and abandoned in April, 2003. The prospect will be re-evaluated prior to additional drilling. Prospect costs for the first nine months of 2003 were $17,995, all of which were expensed as exploration costs.

          In October, 2001 the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells were drilled in 2002. The first well was completed as a flowing oil well in October, 2002. It was equipped with a pumping unit in January, 2003. The second well was completed in a gas zone but did not have adequate production to justify a pipeline. It was shut in pending the results of a 3-D seismic survey and possible additional drilling. The survey was completed and a third well was started in March, 2003 and completed in April, 2003. Testing indicated the well would be a commercial gas well, a pipeline was constructed and sales commenced in August, 2003 with good flow rates. The second well was also hooked up and is a marginal producer. Production from the third well has declined and the current zone appears to be a limited reservoir, but there are other productive zones behind pipe. A fourth well was commenced in August, 2003 and completed in October, 2003. Preliminary post-frac flow results indicate a commercial oil and gas producer and sales will commence in November, 2003. A second 3-D seismic survey was conducted in July and August, 2003 on land adjoining the original survey to the Northeast. These data are being processed and evaluated. Additional drilling on the prospect is likely. For the nine months ended September 30, 2003, the Company had costs of $239,698 related to the prospect, $199,255 of which was capitalized, $4,036 as unproved properties and $195,219 as proved properties, including $53,947 for the gathering pipeline. The remaining $40,443 was expensed as exploration costs.

          In July, 2002 the Company agreed to participate in a one well prospect in Ellis County, Oklahoma with a 16% working interest. The well was started in September, 2002 and was completed as a producing gas well in November, 2002. In February, 2003 a pumping unit was installed to keep the formation water unloaded and increase gas production. Even with the pumping unit gas production has remained marginal, and the well is scheduled to be re-completed in two shallower zones as soon as working interest approval can be obtained. Total costs of $20,531 in 2003 were capitalized as proved properties.

          The Company is participating in the development of two Oklahoma prospects with a 50% working interest in each, one in Bryan County and the other in Woods County. The Bryan County prospect is in the initial development stage. The Company will attempt to sell some of its interest prior to drilling a test well. Drilling is not likely on the Bryan County prospect before 3-D seismic is acquired. The Woods County prospect was sold with the Company retaining a 16% working interest in the drillsite and a 17.5% interest in offset acreage. An exploratory well was drilled in July, 2003 and casing was set. Logs indicated the presence of two productive zones. A completion attempt in the lower zone was unsuccessful. A second completion attempt in the upper zone resulted in a commercial oil and gas producer. Additional drilling is likely. Drilling costs of $57,769 were capitalized as proved properties at September 30, 2003.

          Effective in January, 2003 the Company entered into a participation agreement regarding a prospect in Seminole County, Oklahoma. Under the terms of the agreement, the Company acquired a 16% working interest in nine producing gas wells and two saltwater disposal wells. The agreement also included the drilling of a horizontal lateral using the existing well bore of one of the producing wells. The operation was started in April, 2003, difficulties were encountered and part of the hole was lost. A completion was attempted in the remaining portion of the well bore in September, 2003, resulting in a marginal producing gas well. The Company paid $224,000 for the leaseholds and wells, all of which were capitalized as proved properties in January, 2003. Additional costs of $163,226 were incurred after the purchase and have been capitalized as proved properties. Most of the additional costs resulted from the drilling of the horizontal lateral, and a long lived asset provision for impairment related thereto of $77,022 was charged to expense.

          In April, 2003 the Company purchased a 5% working interest in a Dewey County, Oklahoma prospect with a leasehold position of approximately 1,415 net acres outside of the initial drillsite section. The Company owns approximately 28 net acres in the drillsite section with which it participated in the drilling of the initial test well. That well was started in August, 2003, drilled to total depth and casing set. At November 1, 2003 a completion attempt was in progress, and additional drilling will depend on the results. Costs for the first nine months of 2003 were $59,996 of which $19,378 of leasehold costs were recorded as unproved properties and $40,618 of exploration cost were recorded as proved properties.

          An exploratory well on a Coal County, Oklahoma prospect in which the Company has an 18% working interest that has been deferred for several years is scheduled to be drilled in the fourth quarter of 2003. The decision to drill was the result of a recently completed 3-D seismic survey which included the proposed drillsite.

          The Company has a 15% working interest in a Woods County, Oklahoma prospect from which three gas wells have produced almost four billion cubic feet of natural gas to the 100% working interest. The Company participated in the drilling of an infill well that was started in July, 2003 and completed as a dry hole in August, 2003. Total costs of $34,421 were expensed as exploration costs as of September 30, 2003.

          In March, 2003 the Company agreed to participate with a fee mineral interest in a proposed waterflood unit in Harding County, South Dakota. The unit became effective on June 1, 2003, with the Company having a 0.96% working interest during Phase I and a 4.32% interest during Phase II. Operations were commenced in June, 2003 to drill opposing horizontal laterals from an existing wellbore. The work was completed in July, 2003 and the well began producing oil. It will be produced for several more months and then converted to water injection. Another horizontal well was started in October, 2003. It will also be produced for several months and then converted to an injector. A horizontal producer will be drilled in 2004. When this work is completed, there will be two horizontal injectors and four horizontal producers in the unit. The Company had incurred 2003 costs of $18,016 at September 30, which were capitalized as proved properties

          In May, 2003 the Company purchased for $20,480 a 16% interest in 1,280 acres of leasehold located in Woods County, Oklahoma. In August, 2003 an existing dry hole was re-entered and a completion attempted in a zone that had produced eight billion cubic feet of gas in the area. The completion attempt was unsuccessful and the well was plugged. No additional drilling is planned. Total exploration costs of $27,313 were expensed as of September 30, 2003, and undeveloped leasehold costs were fully impaired.

          In April, 2003 the Company purchased 114.8 net acres of leasehold in a Dewey County, Oklahoma prospect. This represents an 8% working interest in the initial drilling and spacing unit and a 6% interest in offset acreage. An exploratory well was commenced in April, 2003. It reached total depth in July, 2003 and casing was set. A completion was attempted in the deeper of two potentially productive zones. It was unsuccessful. The other zone was successfully completed in September and October, 2003 and sales commenced in October with high flow rates of gas and gas condensate. Additional drilling is likely. Drilling costs in 2003 of $201,833 were capitalized as proved properties and $26,106 of costs were capitalized as unproved properties.

          DD&A.  The  $188,762  (37%)  decrease in DD&A to $326,089 in 2003 from
     $514,851 in 2002 was primarily the result of a decline in the provision for impairment of undeveloped leaseholds of $213,784 (76%) to $68,258 in 2003 from $282,042 in 2002. The abnormally large impairment provision in 2002 was the result of the rapid amortization of a prospect purchased in the first quarter of 2002 on which an exploratory well was drilled and determined to be uneconomical. Also of significance was a decrease in the provision for impairment of long-lived assets of $21,425 (14%) to $127,080 in 2003 from $148,505 in 2002. In both 2003 and 2002 the provision for impairment was mostly the result of an unexpected decline in the production of wells recently completed.

     The above was partially offset by a $44,077 (52%) increase in depreciation and depletion of producing properties, mostly as a result of DD&A on producing properties purchased in 2003.

          General, Administrative and Other Expenses (G&A). The $44,070 (9%) increase in G&A to $533,067 in 2003 from $488,997 was, to a significant degree, the result of an increase in legal and accounting fees and salaries expense.

     Other Income (Loss), Net. This line item increased $156,045 to income of $132,449 in 2003 from a loss of $23,596 in 2002. See Note 3 to the accompanying condensed financial statements for an analysis of the components of this item.

     Trading securities gains in 2003 were $60,993 as compared to losses of $110,842 in 2002, an increase of $171,835. In 2003 the Company had unrealized gains of $217,838 from adjusting securities held at September 30 to estimated fair market value. These unrealized gains were partially offset by net realized trading losses of $156,845. In 2002 the Company had unrealized losses of $64,592 as well as realized losses of $46,250.

     For the most part, interest income is from available for sale securities which, except for a $200,000 bank certificate of deposit, are U.S. Treasury bills. Interest income declined $30,288 (43%) to $40,490 in 2003 from $70,778 in 2002. The decline in interest income was the combination of a decrease in both the average balance of available for sale securities outstanding and the average yield of the securities.

     Equity earnings in investees increased $26,967 to earnings of $30,534 in 2003 from $3,567 in 2002. The following is the Company's share of earnings (losses) for 2003 and 2002 per review of the entities unaudited financial statements for the nine months ended September 30, 2003 and 2002:

                                                    Earnings  (Losses)
                                                  ---------------------
                                                     2003        2002
                                                  ---------    --------
          Broadway  Sixty-Eight,  Ltd.            $  32,538     38,263
          JAR  Investments,  LLC                    (14,742)   (15,138)
          Millennium  Golf  Properties,  LLC         12,738    (19,558)
                                                  ---------    --------
                                                  $  30,534      3,567
                                                  =========    =======

     See  Note  4,  to  the  accompanying  condensed  financial  statements, for
     additional  information,   including  guarantees,  pertaining  to  Broadway
     Sixty-Eight,  Ltd.,  and  JAR  Investments,  LLC.

     Other income declined $31,614 to $2,145 in 2003 from $33,759 in 2002, for the most part because of a decrease in receipts from class action lawsuit settlements.

     Provision for (Benefit from) Income Taxes. The provision for income taxes for the nine months ended September 30, increased $451,529 to $277,885 in 2003 from a benefit of $173,644 in 2002. Of the $451,529 net increase in the provision, $490,781 was the result of an increase in income before income taxes to $977,640 in 2003 from a loss of $535,292 in 2002 as partially offset by $39,252 because of a reduction of the effective income tax rate to 28.4% in 2003 from 32.4% in 2002.

     See Note 6 to the accompanying condensed financial statements for a discussion of the provision for (benefit from) income taxes.

     Material  Changes in Results of Operations Three Months Ended September 30,
     ---------------------------------------------------------------------------
     2003,  Compared  with  Three  Months  Ended  September  30,  2002.
     ------------------------------------------------------------------

     Net income increased $218,194 to $93,133 from a loss of $125,061 in 2002. The material changes in the results of operations which caused the increase in net income will be discussed below.

     Operating Revenues. Revenues from oil and gas sales increased $297,288 (74%) to $697,189 in 2003 from $399,901 in 2002. The increase was the result of an increase in gas sales of $272,205 (106%) to $528,535, an increase in oil sales of $26,645 (19%) to $167,424 and a decrease in sales of miscellaneous products of $1,562 to $1,231.

     The increase in gas sales was the result of an increase in the average price by $1.72 per MCF to $4.68 for a positive price variance of $194,008 and an increase in the volume of gas sold of 26,418 MCF for a positive volume variance of $78,197.

     The increase in oil sales was the result of an increase in the volume of oil produced by 423 Bbls to 5,781 for a positive volume variance of $11,112 and an increase in the average price received of $2.69 per Bbl to $28.96 for a positive price variance of $15,533.

     Other operating revenues decreased $50,151 to $27,378 mostly because of lower lease bonuses.

     Operating Costs and Expenses. Exploration costs charged to operations decreased $81,455 to $99,757 in 2003 from $181,212 in 2002. See the exploration  costs  discussion  in  Item  2,  above  for  the  nine months.

     Other Income (Loss), Net. See Note 3 to the accompanying condensed financial statements for an analysis of the components of other income
     (loss), net. In 2003 this line item increased $54,999 to an income of $39,904 from a loss of $15,095 in 2002. To a significant degree, the increase was the result of a $45,506 increase in the gain on trading securities to $9,364 in 2003 from a loss of $36,142 in 2002. In 2003, the Company had unrealized gains of $103,600 from adjusting securities held to estimated fair market value. These unrealized gains were mostly offset by realized losses on the sale of securities of $94,236. In 2002, the Company had unrealized losses of $17,127 from adjusting to fair market value and realized losses on security sales of $19,015.

     Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes for the three months ended September 30, increased $164,898 to $99,923 in 2003 from a benefit of $64,975 in 2002. Of the $164,898 net increase in the provision, $130,979 was the result of an increase in income before taxes to $193,056 in 2003 from a loss of $190,036. The additional increase in taxes of $33,919 is a result of an increase in the effective income tax rate to 51.8% in 2003 from 34.2% in 2002.

     See Note 6 to the accompanying condensed financials for a discussion of the changes in the provision for (benefit from) income taxes.

     There were no additional material changes between the quarters which were not covered in the discussion in Item 2, above for the nine months.

                         Off-Balance Sheet Arrangements
                         ------------------------------

     The Company's off-balance sheet arrangements consist of JAR Investments, LLC, an Oklahoma limited liability company and Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership. The Company does not have actual or effective control of either of these entities. Management of these entities could at any time make decisions in their own best interest which could materially affect the Company's net income or the value of the Company's investments.

     For  more information about these entities, see Note 4, to the accompanying
     financial  statements   and  this  management's  discussion   and  analysis
     subheading,  "Other  Income  (Loss),  Net".

                          THE RESERVE PETROLEUM COMPANY
                            CONTROLS AND PROCEDURES
                               September 30, 2003
                                  (unaudited)

a)   Disclosure  Controls  and  Procedures.
     --------------------------------------

As used in this report, Securities and Exchange Commission rules define the term disclosure controls and procedures to mean, "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it filed or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure."

The effectiveness of the Company's disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer as of September 30, 2003. Based on their evaluation it is their conclusion that the effectiveness of the Company's said disclosure controls and procedures is satisfactory.

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

                                     PART II
                                OTHER INFORMATION

Item 6.   Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits

          The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit                                         S.E.C.          Exhibit
Reference      Description                  Report  (Date)       Number     Page
---------      -----------                  --------------      -------     ----

     (b)  Exhibits

          The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit                                         S.E.C.          Exhibit
Reference      Description                  Report  (Date)       Number     Page
---------      -----------                  --------------      -------     ----
  31      Chief  Executive  Officer's
          Certification  pursuant  to
          Section 302 of the Sarbanes-
          Oxley  Act  of  2002              10-QSB  (09/03)        31.1      21

  31      Chief Financial and Accounting
          Officer's Certification pursuant
          to Section 302 of the Sarbanes-
          Oxley  Act  of  2002              10-QSB  (09/03)        31.2      22

  99      Chief  Executive  Officer's
          Certification  pursuant  to
          Section  906  of the Sarbanes-
          Oxley  Act  of  2002              10-QSB  (09/03)        99.1      23

99        Chief  Financial  and
          Accounting  Officer's
          Certification  pursuant  to
          Section 906 of the Sarbanes-
          Oxley  Act  of  2002              10-QSB  (09/03)        99.2      24


     (c) No reports on Form 8-K were required to be filed by the Registrant for the nine months ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      THE  RESERVE  PETROLEUM  COMPANY
                                      (Registrant)




Date:  November  12,  2003            /s/  Mason  McLain
                                      ------------------------------------------
                                      Mason  McLain,
                                      President





Date:  November  12,  2003            /s/  Jerry  L.  Crow
                                      ------------------------------------------
                                      Jerry  L.  Crow
                                      Principal Financial and Accounting Officer