Form 10KSB
period 2003-12-31
RESERVE PETROLEUM CO
filed 2004-03-30
CIK 83350

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark  One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003
            [ } TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

              6801 N. Broadway, Suite 300, Oklahoma City, Oklahoma
                                   73116-9092
              (Address of principal executive offices) (Zip Code)
..
                    Issuer's telephone number: (405)848-7551

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

Issuer's revenues for the fiscal year ended December 31, 2003 were $2,909,782. As of March 19, 2004, there were 165,882.64 common shares outstanding. The aggregate market value of the voting stock held by non-affiliates was $3,749,871 as determined by the last reported sale which was February 9, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10 and 11 required by Part III, are incorporated herein by reference to the Company's proxy statement to be mailed to security holders on or about April 23, 2004, in connection with its annual stockholders' meeting to be held on May 25, 2004.
Transitional  Small  Business  Disclosure  Format (check one)  Yes [ ]  No [X]

See  Exhibit  Index  on  Page  44.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

     Forward  Looking  Statements                                              3

PART  I

     Item  1.     Description  of  Business                                    3

     Item  2.     Description  of  Properties                                  5

     Item  3.     Legal  Proceedings.                                          7

     Item  4.     Submission of Matters to a Vote of Security Holders          7

PART  II

     Item  5.     Market for Common Equity and Related Stockholder Matters     7

     Item  6.     Management's  Discussion  and Analysis  of
                    Financial Condition and Results of Operations              8

     Item  7.     Financial  Statements                                       20

     Item  8.     Changes in and Disagreements with Accountants
                   on Accounting and Financial  Disclosure                    42

     Item  8a.   Controls  and  Procedures                                    42

PART  III

     Item  9.    Directors,  Executive  Officers, Promoters and
                   Control Persons Compliance  with Section  16(a)
                   of  the  Exchange  Act                                     43

     Item  10.   Executive  Compensation                                      43

     Item  11.   Security  Ownership  of  Certain  Beneficial
                   Owners  and Management                                     43

     Item  12.   Certain  Relationships  and Related Transactions             43

     Item  13.   Exhibits  and  Reports  on  Form  8-K                        43

     Item  14.   Principal  Accountant  Fees  and  Services                   44

                          Forward-Looking Statements.
                          ---------------------------

This report contains forward-looking statements. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summation of some of the risks and uncertainties inherent in forward-looking statements.


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

Mineral  Property  Management.
------------------------------

The Company owns non-producing mineral interests in approximately 269,490 gross acres equivalent to 93,029 net acres. These mineral interests are located in nine states with 56,659 net acres in the states of Oklahoma and Texas, the area of concentration for the Company in its present exploration and development programs.

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

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. In 2003, $1,491,672 (52%) of oil and gas sales were from royalty interests as compared to $958,996 (57%) in 2002. As a result of its mineral ownership, in 2003 the Company had royalty interests in 17 gross (.31 net) wells which were drilled and completed as producing wells. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development  Program.
---------------------

The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with the joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 2003, the Company participated in the drilling of four development wells with two wells (0.19 net) completed as producers and two as dry holes.

Exploration  Program.
---------------------

The Company's exploration program is normally conducted by purchasing interests in prospects developed by independent third parties, participating in third party exploration of Company-owned non-producing minerals, developing its own exploratory prospects or a combination of the above.

The Company normally acquires interests in exploratory prospects from someone in the industry with whom management has conducted business in the past and/or if management has confidence in the quality of the geological and geophysical information presented for evaluation by Company personnel. If evaluation indicates the prospect is within the Company's risk limits, the Company may negotiate to acquire an interest in the prospect and participate in a non-operating capacity.

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator.

For a summation of exploratory wells drilled in 2003 or planned for in 2004, see
Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations", subheading, "Update of Oil and Gas Exploration Activity from December 31, 2002."

Customers.
----------

In 2003, the Company had one customer whose total purchases were greater than 10% of revenues from oil and gas sales. The purchases were $334,582 or 11.7% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price. A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

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

                                 Other Business.
                                 ---------------

See Item 6, "Management's Discussion and Analysis of Financial Conditions and Results of Operations", subheading, "Equity Investments" and Item 7, "Notes to Financial Statements," Note 7, for a discussion of other business including guarantees.

                                   Employees.
                                   ----------

At December 31, 2003, the Company had nine employees, including officers. The Company's Chief Financial Officer retired December 31, 2003, and another employee was promoted to that position effective January 1, 2004. See Proxy Statement for Annual Stockholders' Meeting for additional information. During 2003, all the Company's employees devoted a portion of their time to duties with affiliated companies and the Company was reimbursed for the affiliates' share of compensation directly from those companies. See Item 6, "Management's Discussion and Analysis of Financial Conditions and Results of Operations, subheading "Certain Relationships and Related Transactions" and Item 7, "Notes to Financial Statements," Note 13, for additional information.

Item  2.    Description  of  Properties.

The Company's principal properties are oil and natural gas properties as described below.

                        Oil and Natural Gas Operations.
                        -------------------------------

Oil  and  Gas  Reserves.
------------------------

Reference is made to the unaudited supplemental financial information beginning on Page 38 for working interest reserve quantity information.

Since January 1, 2003, the Company has filed no reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its 2002 annual report on Form 10-KSB and Federal income tax return for the year ended December 31, 2002. Those reserve estimates were identical.

Production.
-----------

The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2003, 2002 and 2001. Equivalent MCF was developed using approximate relative energy content.

                     Royalties                          Working  Interests
              --------------------        --------------------------------------------
                   Sales Price               Sales  Price          Average  Production
              --------------------        --------------------
                Oil          Gas            Oil         Gas            Cost  per
              Per Bbl      Per MCF        Per Bbl      Per MCF       Equivalent  MCF
              -------      -------        -------      -------     --------------------
2003          $ 28.72      $  4.82        $ 28.54      $   4.81          $   1.56
2002          $ 24.59      $  2.86        $ 24.22      $   2.70          $   1.41
2001          $ 24.21      $  4.35        $ 25.14      $   4.24          $   1.26

At December 31, 2003, the Company had working interests in 90 gross (10.86 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 71 gross (4.3 net) wells producing primarily oil. These interests were in 25,567 gross (2,902 net) producing acres. These wells include 44 gross (.32 net) wells associated with secondary recovery projects.

Thirty-eight percent, or 8,243 barrels of the Company's oil production during 2003 was derived from royalty interests in mature West Texas water-floods.

Undeveloped  Acreage.
---------------------

The Company's undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company's gross and net acres in each at December 31, 2003.

                                                      Acreage
                                              -----------------------
                                               Gross             Net
                                              -------          ------
Non-producing  Mineral  Interests             269,490          93,029
Undeveloped  Leaseholds                        35,209           7,587

Net  Productive  and  Dry  Wells  Drilled.
------------------------------------------

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2001 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

                    Number  of  Net  Working  Interest  Wells  Drilled
               -------------------------------------------------------
                     Exploratory                      Development
               ---------------------            ----------------------
               Productive        Dry            Productive         Dry
               ----------        ---            ----------         ---
     2003            .46        .16                 .19            .28
     2002            .96        .47                 .01            ---
     2001            .65       1.43                 .10            ---

Recent  Activities.
-------------------

See Item 6, under the subheading, "Update of Oil and Gas Exploration Activity from December 31, 2002" for a summary of recent activities related to oil and natural gas operations.

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

                                               Quarterly  Ranges
                                       --------------------------------
         Quarter  Ending               High  Bid               Low  Bid
         ---------------               ---------               --------
            03/31/02                     35.00                   33.10
            06/30/02                     34.60                   34.10
            09/30/02                     35.20                   33.00
            12/31/02                     33.30                   32.60
            03/31/03                     32.65                   32.60
            06/30/03                     33.25                   32.65
            09/30/03                     35.00                   33.25
            12/31/03                     35.00                   35.00

There was limited public trading in the Company's common stock in 2003 and 2002. In 2003, there were 12 brokered trades appearing in the Company's transfer ledger, and in 2002, there were 8.

At March 12, 2004, the Company had approximately 1,467 record holders of its common stock. The Company paid dividends on its common stock in the amount of $1.00 per share in the second quarter of 2003 and $1.00 per share in 2002. Management will review the amount of the annual dividend to be paid in 2004 with the board of directors; however, it intends to recommend a dividend of at least $1.00 per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

                          Forward-Looking Statements.
                          ---------------------------

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

Estimates of future revenues from oil and gas sales are derived from a combination of factors which are subject to significant fluctuation over any given period of time. Reserve estimates by their nature are subject to revision in the short-term. The evaluating engineer considers production performance data, reservoir data and geological data available to the Company, as well as makes estimates of production costs, sale prices and the time period the property can be produced at a profit. A change in any of the above factors can significantly change the timing and amount of net revenues from a property. The Company's producing properties are composed of many small working interest and royalty interest properties. As a non-operating owner, the Company has limited access to the underlying data from which working interest reserve estimates are calculated, and estimates of royalty interest reserves are not made because the information required for the estimation is not available.

The Company has no significant long-term sales contracts for either oil or gas. For the most part, the price the Company receives for its product is based upon the spot market price which in the past has experienced significant fluctuations. Management anticipates such price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant changes.

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

The Reserve Petroleum Company undertakes no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

                Certain Relationships and Related Transactions.
                -----------------------------------------------

The Company is affiliated by common management and ownership with Mesquite Minerals, Inc., (Mesquite), Mid-American Oil Company (Mid-American), Lochbuie Limited Partnership (LLTD) and Lochbuie Holding Company (LHC). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite, Mid-American and LLTD.

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

The above named officers, directors and employees as a group beneficially own approximately 36% of the common stock of The Reserve Petroleum Company, approximately 30% of the common stock of Mesquite, and approximately 16% of the common stock of Mid-American. These three corporations each have only one class of stock outstanding. Item 7, "Notes to Financial Statements," Note 13 includes additional disclosures regarding these relationships.


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

These entities are Broadway Sixty-Eight, Ltd. (33% limited partnership interest), Millennium Golf Properties, LLC (9% ownership), OKC Industrial Properties, LLC (10% ownership) and JAR Investments, LLC (25% ownership). These entities collectively and/or individually have had a significant effect, both positively, and negatively, on the Company's net income in the past and are expected to in the future. Two of these entities have guarantee arrangements under which the Company is contingently liable. Item 7, Note 8 to the accompanying financial statements includes related disclosures.

                        Liquidity and Capital Resources
                        -------------------------------

To supplement the following discussion please refer to the Balance Sheets on Pages 21 and 22, and the Statements of Cash Flows beginning on page 25 of this Form 10-KSB.

In 2003, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available for sale securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available for sale securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available for sale securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. Available for sale securities are primarily US Treasury Bills and bank certificates of deposits.

In 2003, net cash provided by operating activities was $1,479,545. Sales net of production, exploration and general and administrative costs of $1,215,886 and net income tax refunds of $205,743 accounted for 96% of the net cash provided by operating activities. The tax refund was from a net operating loss generated in 2002 and carried back to offset prior years taxable income. In 2003, net cash applied to investing and financing activities was $1,447,854. Capitalized property additions net of disposals of $1,283,344 and dividends and treasury stock of $181,664 accounted for all of net cash applied. The remaining components provided $17,154 of cash flow which offset the net cash applications. Sales of available for sale securities provided $8,172,552 of gross cash flow due to their six month maturities. However, none of the funds were needed for operations and the proceeds were re-invested in the same type of securities.

In 2002, cash utilized for capitalized property additions of $1,043,023 and dividend payments and treasury stock purchases of $175,545 exceeded cash provided by $915,017. To cover this deficit, the Company reduced cash and cash equivalents by $116,669 and available for sale securities by $798,348.

Other than cash, cash equivalents and available for sale securities, other significant changes in working capital include the following:

Trading securities increased $93,420 (59%) to $251,667 in 2003 from $158,247 in 2002. For the most part, the increase was the result of recognition of an increase in fair market value (unrealized gain) of $250,069 and realized losses of $152,658.

Refundable income taxes decreased $204,309 (85%) to $34,685 in 2003 from $238,994 in 2002. $229,363 of the 2002 balance was refunded in 2003.

The following is a discussion of material changes in cash flow by activity between the years ending December 31, 2003 and 2002. Also see the discussion of changes in operating results under "Results of Operations" below in this Item 6.

Operating  Activities.
----------------------

As noted above, net cash flows provided by operating activities in 2003 were $1,479,545, which when compared against the $303,954 provided in 2002, represents an increase of $1,175,591 or a 387% increase in net cash flows provided by operating activities from 2002 to 2003. For the most part, the increase resulted because of an increase in oil and gas sales of $1,047,144, a decrease in exploration costs charged to expense of $343,835, and an increase in refunds of income taxes of $83,180. Those increases in cash flows were partially offset by a decrease in cash received from lease bonuses and rentals of $45,136, increased cash paid for production costs of $98,222, a decrease in cash received from interest income of $46,664, a decrease in cash received in settlement of class action lawsuits of $24,603, and an increase in cash paid to suppliers, employees and taxes other than income tax of $89,018. Additional discussion of the more significant items follows.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows. The $1,047,144 (64%) increase in cash received from oil and gas sales to $2,691,215 in 2003 from $1,644,071 in 2002 was almost totally the result of an increase of both the price and volume of gas sales. See "Results of Operations", below, for a price/volume analysis and the related discussion of oil and gas sales.

Income taxes refunded increased $83,180 (68%) to $205,743 in 2003 from $122,563 in 2002. The 2003 refunds were the result of net capital and operating losses from 2002 carried back to offset prior years taxable income. The 2002 refunds were for overpayments of 2001 estimated Federal income taxes.

Cash paid for exploration costs charged to expense decreased $343,835 (65%) to $185,698 in 2003 from $529,533 in 2002. This decrease is related to an increase in successful exploration activity in 2003 over 2002. This item consists of unsuccessful exploratory drilling expenditures as well as geological and geophysical costs that are directly related to the Company's oil and gas exploration drilling activity. That drilling activity also includes substantially all of the Company's property additions discussed below under the subheading "Investing Activities". In addition to the $185,698 classified as operating activities, $1,317,192 was classified as investing activities for a total of $1,502,890. This compares to 2002 cash applied to property additions which included $529,533 classified as operating activities and $1,043,023 classified as investing activities for a total of $1,572,556.

Discussion of Selected Material Line Items Resulting in an Decrease in Cash Flows. Cash received from lease bonuses and rentals decreased $45,136 to $35,517 in 2003 from $80,653 in 2002. For the most part, the decrease in lease bonus revenue was the result of the 2002 sale of a lease on Robertson County, Texas, minerals which the Company owns. Such sales are generally initiated by third parties, and there were no similar sales in 2003.

Cash paid for production costs increased $98,222 (24%) to $504,964 in 2003. Most of the increase was due to a $76,644 increase in oil and gas production tax which is related to the $1,047,144 oil and gas sales increase discussed above in Cash Flow Increases.

Cash paid for general suppliers, employees and taxes other than income increased $89,018 (12%) to $825,382 in 2003. Most of the increase was the result of a $51,677 increase in employees salaries and benefits and a $12,595 increase in accounting fees.

Cash received for interest earned on cash equivalents and available for sale securities decreased $46,664 (45%) to $56,422 in 2003 from $103,086 in 2002.
The decrease was the combined result of a decline in the average rate of return to 1.28% in 2003 from 1.86% in 2002 and a decrease in the average balance of cash equivalents and available for sale securities outstanding to $4,423,599 in 2003 from $4,801,048 in 2002.

Investing  Activities.
----------------------

Net cash applied to investing activities increased $1,021,112 (417%) to $1,266,190 in 2003 from $245,078 in 2002. In 2003, net cash flows from available for sale securities decreased $790,744 from cash provided of $798,348 in 2002 to cash provided of $7,604 in 2003, as a result of cash withdrawals to supplement 2002 cash flows provided by operations. No similar withdrawals were necessary in 2003 since 2003 operations provided all necessary cash flows as discussed above. Most of the additional net cash applied to investing activities is due to a $274,169 net increase in the application of cash to capitalized property additions, discussed above. In 2003, net cash flows applied to capitalized property was $1,283,344 as compared to $1,041,576 in 2002.

Financing  Activities.
----------------------

Cash applied to financing activities increased $6,119 (3%) to $181,664 in 2003 from $175,545 in 2002. Cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2003, cash dividends paid on common stock amounted to $157,597 as compared to $161,369 in 2002. The decrease was the result of a decrease in the shares of stock outstanding in 2003 from 2002 as the 2003 dividends per share of $1.00 remained unchanged from 2002. Cash applied to the purchase of treasury stock was $24,067 in 2003 as compared to $14,176 in 2002.

Forward-Looking  Summary.
-------------------------

The latest estimate of business to be done in 2004 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company's risk parameters become available, or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

                              Results of Operations
                              ---------------------

As disclosed in the Statements of Operations in Item 7, of this Form 10-KSB, in 2003 the Company had net income of $499,886 as compared to a net loss of $616,876 in 2002. Net income per share, basic and diluted was $3.00 in 2003, an increase of $6.70 per share from a net loss of $3.70 in 2002. Material line item changes in the Statements of Operations will be discussed in the following paragraphs.

Operating  Revenues.
--------------------

Operating revenues increased $1,147,240 (65%) to $2,909,782 in 2003 from $1,762,542 in 2002. An increase in oil and gas sales of $1,170,957 (70%) to $2,852,846 in 2003 from $1,681,889 in 2002 was partially offset by a $23,717 decrease in lease bonuses and rentals to $56,936 in 2003 from $80,653 in 2002. The decrease in lease bonuses and rentals was, for the most part, the result of the 2002 sale of a lease on Robertson County, Texas, minerals which the Company owns with no similar sales in 2003. The increase in oil and gas sales will be discussed in the following paragraphs.

The $1,170,957 increase in oil and gas sales was the net result of a $1,113,748 increase in gas sales plus a $52,982 increase in oil sales as partially offset by a $2,446 decline in miscellaneous oil and gas product sales. The following price and volume analysis is presented to help explain the changes in oil and gas sales from 2002 to 2003. Miscellaneous oil and gas product sales of $8,441 in 2003 and $10,885 in 2002 are not included in the analysis.

                                                  Variance
                                               ----------------
     Production                   2003         Price     Volume       2002
     ----------                 -------       ------     ------     -------
     Oil  -
     Bbls  (000  omitted)           22                      (2)          24

     $(000  omitted)            $  639            94       (41)      $  586

     Unit  Price                $28.65          4.19                 $24.46

     Gas  -

     MCF  (000  omitted)           456                      66          390

     $(000  omitted)            $2,198           929       185       $1,085

     Unit Price                 $ 4.82          2.04                 $ 2.78

The $1,113,748 (103%) increase in natural gas sales to $2,198,438 in 2003 from $1,084,690 in 2002 was the result of an increase in both the price and volume of sales. A positive price variance of $928,964 resulted because the average price received per thousand cubic feet (MCF) of natural gas sales increased $2.04 per MCF to $4.82 in 2003 from $2.78 in 2002. A positive volume variance of $184,784 resulted from an increase in volume sold of 66,468 MCF in 2003 to 456,412 MCF in 2003 from 389,944 in 2002. The increase in the volume of production was the net result of a 67,071 MCF normal decline in production from mature producing properties as partially offset by production of 99,570 MCF from properties which first produced in 2003 and 33,969 MCF from properties acquired early in 2003. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 7, below, working interests in natural gas extensions and discoveries were not adequate to replace reserves produced in either 2003 or 2002. However, purchases of reserves in place in 2003 when added to extensions and discoveries for 2003 were adequate to replace reserves produced in 2003.

The $52,982 (9%) increase in crude oil sales to $639,296 in 2003 from $586,314 in 2002 was the result of an increase in the average price per barrel for oil sales which was partially offset by a decrease in the oil sales volume. The average price received per barrel (Bbl) of oil increased $4.19 (17%) to $28.65 per Bbl in 2003 from $24.46 per Bbl in 2002 resulting in an increase in oil sales of $93,512. This increase was partially offset by a decline in oil sales volumes of 1,657 Bbls to 22,315 Bbls in 2003 from 23,972 Bbls in 2002, resulting in a negative volume variance of $40,530. The negative volume variance was the net result of a 2,852 Bbls normal decline in production from mature producing properties as partially offset by production of 1,032 Bbls from properties which first produced in 2003 and 163 Bbls from properties acquired early in 2003. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 7 below, working interests in oil extensions and discoveries were adequate to replace reserves produced in 2003 and 2002.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating  Costs  and  Expenses
-------------------------------

Operating costs and expenses decreased $333,784 (13%) to $2,288,052 in 2003 from $2,621,836 in 2002, primarily due to a decline in exploration expenses. The material components of operating costs and expenses will be discussed below.

Production Costs. Production costs increased $104,478 (26%) to $509,482 in 2003 from $405,004 in 2002. For the most part, the increase was the net result of a $76,643 (92%) increase in gross production tax to $159,632 in 2003, from $82,989 in 2002, plus an increase in lease operating expense of $24,673 (9%) to $309,297 in 2003 from $284,624 in 2002. The increase in lease operating expense was the result of the additional costs of wells which first produced in late 2002 or in 2003. Gross production taxes are state taxes which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they tend to fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling are capitalized. Total costs of exploration, inclusive of geological and geophysical costs were $1,474,140 in 2003 and $1,584,847 in 2002. Costs charged to operations were $156,948 in 2003 and $541,824 in 2002 inclusive of geological and geophysical costs of $41,645 in 2003, and $51,082 in 2002.

Update of Oil and Gas Exploration and Development Activity from December 31, 2002. For the twelve months ended December 31, 2003, the Company participated in the drilling of 6 gross exploratory and 4 gross development working interest wells with net working interests ranging from a high of 18% to a low of 1%. Of the six exploratory wells, one was plugged, abandoned and charged to expense; four were completed as producers and one was in process at December 31, 2003, and is currently being evaluated as a marginal oil producer. Of the four development wells, two were plugged, abandoned and charged to expense, and two were completed as producers. In management's opinion, the exploratory drilling summarized above has produced some possible development drilling opportunities which could increase the Company's oil and gas reserves.

The following is a summary as of March 19, 2004, updating both exploration and development activity from December 31, 2002.

In April 2001 a step-out well was completed on a Dewey County, Oklahoma prospect in which the Company has a 17.5% working interest. The well was a marginal producing gas well. In April 2003 the well was re-completed in another zone and tested for oil production. A pumping unit was installed in June 2003, and the well is a commercial oil and gas producer. Costs for the year 2003 were $40,258, all of which were capitalized as proved properties; however, a long lived asset provision for impairment relating to this well of $19,585 was charged to expense.

In November 2001 the Company purchased a 12.5% working interest in a Payne County, Oklahoma prospect. A step-out well started in January 2002 was completed in March 2002, equipped with a pumping unit and is producing. A second well was started in February 2002 and completed as an oil producer in April 2002, but experienced a rapid decline. This second well was re-completed in another zone as a marginal producer. An offset to the first well was started in March 2003 and plugged and abandoned in April 2003. The prospect will be reevaluated prior to additional drilling. Prospect costs for the year 2003 were $17,995, all of which were expensed as exploration costs.

In October 2001 the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells were drilled in 2002. The first well was completed as a flowing oil well in October 2002. It was equipped with a pumping unit in January 2003. The second well was completed in a gas zone but did not have adequate production to justify a pipeline at that time. It was shut in pending the results of a 3-D seismic survey and possible additional drilling. The survey was completed and a third well was started in March 2003 and completed in April 2003. Testing indicated the well would be a commercial gas well, a pipeline was constructed and sales commenced in August 2003 with good flow rates. The second well was also hooked up and is a marginal producer. Production from the third well has declined and the current zone appears to be a limited reservoir, but there are other productive zones behind pipe. An offset to the third well was commenced in August 2003 and completed in October 2003 as a marginal oil and gas producer. It appears to also have productive zones behind pipe. A second 3-D seismic survey was conducted in July and August 2003 on land adjoining the original survey. This data set has been processed and evaluated and a fifth well is planned for the second quarter of 2004. For the year ended December 31, 2003, the Company had costs of $242,305 related to the prospect, $200,660 of which was capitalized, $4,036 as unproved properties and $196,624 as proved properties, including $63,825 for the gathering pipeline. The remaining $41,645 was expensed as exploration costs.

In July 2002 the Company agreed to participate in a one well prospect in Ellis County, Oklahoma with a 16% working interest. The well was started in September 2002 and was completed as a producing gas well in November 2002. In February 2003 a pumping unit was installed to keep the formation water unloaded and increase gas production. Even with the pumping unit, gas production has remained marginal, and the well is scheduled to be re-completed in two shallower zones as soon as working interest approval can be obtained. Total costs of $20,900 in 2003 were capitalized as proved properties. A long lived asset provision for impairment related to this well of $74,718 was charged to expense and covered costs from 2002 as well as 2003.

The Company is participating in the development of two Oklahoma prospects with a 50% working interest in each, one in Bryan County and the other in Woods County. The Bryan County prospect is in the initial development stage. The Company will attempt to sell some of its interest prior to drilling a test well. Drilling is not likely on the Bryan County prospect before 3-D seismic is acquired. The Woods County prospect was sold with the Company retaining a 16% working interest in the drillsite and a 17.5% interest in offset acreage. An exploratory well was drilled in July 2003 and casing was set. Logs indicated the presence of two productive zones. A completion attempt in the lower zone was unsuccessful. A second completion attempt in the upper zone resulted in a commercial oil and gas producer. An offset well will be commenced in March 2004. Drilling costs of $59,805 were capitalized as proved properties at December 31, 2003.

Effective in January 2003 the Company entered into a participation agreement regarding a prospect in Seminole County, Oklahoma. Under the terms of the agreement, the Company acquired a 16% working interest in nine producing gas wells and two saltwater disposal wells. The agreement also included the drilling of a horizontal lateral using the existing well bore of one of the producing wells. The operation was started in April 2003; difficulties were encountered and part of the hole was lost. A completion was attempted in the remaining portion of the well bore in September 2003, resulting in a marginal producing gas well. The Company paid $224,000 for the leaseholds and wells, all of which were capitalized as proved properties in January 2003. Additional costs of $168,175 were incurred after the purchase and have been capitalized as proved properties. Most of the additional costs resulted from the drilling of the horizontal lateral, and a long lived asset provision for impairment related thereto of $131,181 was charged to expense.

In April 2003 the Company purchased a 5% working interest in a Dewey County, Oklahoma prospect with a leasehold position of approximately 1,415 net acres outside of the initial drillsite section. The Company owns approximately 28 net acres in the drillsite section with which it participated in the drilling of the initial test well. That well was started in August 2003 and completed in November 2003 as a marginal oil and gas producer. A second well was started in February 2004 and is in the process of being completed. Costs for the year 2003 were $61,173 of which $17,859 of leasehold costs were recorded as unproved properties and $40,618 of exploration cost were recorded as proved properties. Additionally, a long lived asset provision for impairment relative to this well of $18,914 was charged to expense.

An exploratory well on a Coal County, Oklahoma prospect in which the Company has an 18% working interest was commenced in November 2003, drilled to total depth and casing was set. After two unsuccessful completion attempts, a third zone was successfully completed for oil production. A temporary pumping unit will be installed to test the zone and see if permanent surface production facilities are justified. Capitalized costs as of December 31, 2003 were $125,518.

The Company has a 15% working interest in a Woods County, Oklahoma prospect from which three gas wells have produced almost four billion cubic feet of natural gas to the 100% working interest. The Company participated in the drilling of an infill well that was started in July 2003 and completed as a dry hole in August 2003. Total costs of $38,775 were expensed as exploration costs as of December 31, 2003.

In March 2003 the Company agreed to participate with a fee mineral interest in a proposed waterflood unit in Harding County, South Dakota. The unit became effective on June 1, 2003, with the Company having a 0.96% working interest during Phase I and a 4.32% interest during Phase II. Operations were commenced in June 2003 to drill opposing horizontal laterals from an existing wellbore. The work was completed in July 2003 and the well began producing oil. It will be produced for several more months and then converted to water injection.

Another horizontal well was started in October 2003. It was completed and began pumping oil at a high rate in January 2004. The original plan was to produce the well for several months and then convert it to water injection; however, the high oil production rate has led to a decision to postpone the conversion indefinitely. A second lateral will be drilled from an existing horizontal well and then another horizontal well will be drilled from scratch in 2004. When this work is completed there will be six horizontal oil producers in the unit. At that time decisions will be made as to when and where water injection will commence. The Company had incurred 2003 costs of $31,141 at December 31, 2003, which were capitalized as proved properties.

In May 2003 the Company purchased for $20,480 a 16% interest in 1,280 acres of leasehold located in Woods County, Oklahoma. In August 2003 an existing dry hole was re-entered and a completion attempted in a zone that had produced eight billion cubic feet of gas in the area. The completion attempt was unsuccessful and the well was plugged. No additional drilling is planned. Total exploration costs of $36,543 were expensed as of December 31, 2003, and undeveloped leasehold costs were fully impaired.

In April 2003 the Company purchased 114.8 net acres of leasehold in a Dewey County, Oklahoma prospect. This represents an 8% working interest in the initial drilling and spacing unit and a 6% interest in offset acreage. An exploratory well was commenced in April 2003. It reached total depth in July 2003 and casing was set. A completion was attempted in the deeper of two potentially productive zones. It was unsuccessful. The other zone was successfully completed in September and October 2003 and sales commenced in October with high flow rates of gas and gas condensate. An offset well was started in March 2004 and is currently drilling. Additional acreage is being acquired in the area. Drilling costs in 2003 of $220,804 were capitalized as proved properties and $36,853 of costs were capitalized as unproved properties.

In March 2003 the Company agreed to participate with its 19.6% working interest in the drilling of a step-out well in Morton County, Kansas. In September 2003 the Company elected to acquire its share of non-consenting interest in the well, increasing its working interest to 27.8%. The well will likely be drilled in the second or third quarter of 2004.

In November 2003 the Company agreed to farm out 75% of its 16% working interest in a marginal producing gas well in Hansford County, Texas and to participate with its remaining 4% interest in the drilling of a horizontal lateral from that wellbore. Drilling commenced in January 2004 and the well began producing gas in February 2004. If and when payout occurs, the Company's interest will increase to 7.3%.

In March 2004 the Company agreed to participate in the drilling of two step-out wells on a Woods County, Oklahoma prospect in which it has an 18% working interest. One of the wells will be a washdown and deepening of an old dry hole.

In January 2004 the Company agreed to purchase for $94,960 a 7% interest in leases covering 54,263 mineral acres in Gentry, Harrison, Nodaway and Worth Counties, Missouri and to participate in the drilling of three stratigraphic tests and one core test in an effort to develop the area for coalbed methane production. If the data from these tests look favorable the project will proceed with a four well pilot production test.

In January 2004 the Company purchased a 15% interest in 1,397.11 net acres of leasehold on a Canadian County, Oklahoma prospect for $94,536 (including prospect and geological fees) and agreed to participate in the drilling of five exploratory wells. The first well, in which the Company has a 7.3% working interest, was started in January 2004 and the second, in which the Company has an 8.5% working interest, was started in February 2004. Casing was set on both wells, and both have multiple potential pay zones. The next three wells (Company working interests of 5.9%, 15% and 8.5%) will be drilled in succession commencing in March 2004. Depending on the results of the first five wells, development drilling of up to ten additional wells will proceed.

In January 2004 the Company purchased a 16% interest in 1,450 net acres of leasehold on an Alfalfa County, Oklahoma prospect for $17,400. An exploratory well was started in January 2004 and completed in February 2004 testing water and a small amount of gas. Because of a poor cement job and possible formation damage during drilling, a remedial treatment will be attempted. Additional drilling will depend on the results.

In January 2004 the Company purchased a 16% interest in 442.4 net acres of leasehold on a Creek County, Oklahoma prospect for $7,076. An exploratory well was commenced in January 2004 and casing was set. A completion attempt is currently underway in the deeper of two potentially productive zones. Additional drilling is likely.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $94,369 in 2003 and $363,656 in 2002. The decrease in the provision for impairment is directly related to the increase in successful exploration activity discussed under "Exploration Costs", above. The 2003 provision for impairment was primarily due to the annual amortization of undeveloped leaseholds. The most significant 2002 impairments were a Stephens County, Oklahoma prospect on which two exploratory dry holes were drilled resulting in an impairment of $208,909, and a Duval County, Texas prospect on which an exploratory dry hole was also drilled resulting in an impairment of $70,493.

As discussed in Note 11, to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Reviews were performed in both 2003 and 2002. The 2003 provision was the result of a decline in production of wells which first produced in 2002 and wells completed in 2003 for which the estimated fair market value of future production was less than the Company's carrying amount in the well. The 2002 provision was to a great extent the result of similar declines in 2002.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation totaled $374,060 in 2003 and $240,581 in 2002.

General, Administrative and Other Expenses (G&A). G&A increased $67,130 (9%) to $791,950 in 2003 from $724,820 in 2002. To a great extent, the increase was the result of an increase in employee salaries and benefits of $51,677, and accounting fees of $12,595.

Equity Income (Loss) in Investees. The following is an analysis of equity income (loss) in investees by entity for the years ended December 31, 2003 and 2002. See Note 8 to the accompanying financial statements included in Item 7 below.

                                                                   2003 Income (Loss)
                                             Net Income (Loss)        Over (Under)
                                            -------------------
                                               2003      2002             2002
                                            --------   --------   --------------------
Broadway  Sixty-Eight,  Ltd.                $ 40,019   $ 41,398         $(1,379)
Millennium  Golf  Properties,  LLC            (7,782)   (30,507)         22,725
OKC  Industrial  Properties,  LC                 562        559               3
JAR  Investment,  LLC                        (27,354)   (26,793)           (561)
                                            --------   --------         -------
  Total                                     $  5,445   $(15,343)        $20,788
                                            ========   ========         =======

Other Income (Loss), Net. See Note 12 to the accompanying financial statements for an analysis of the components of this line item for the years ended 2003 and 2002. Other income increased $140,018 to net income of $131,927 in 2003 from a net loss of $8,091 in 2002.

Realized and unrealized gain on trading securities increased $200,133 (195%) to $97,411 in 2003. Realized gains or losses result when a trading security which is owned is sold. Unrealized gains or losses result from adjusting the Company's carrying amount in trading securities owned at the reporting date to estimated fair market value. In 2003, the Company had realized losses of $152,658 and unrealized gains of $250,069. In 2002, the Company had realized losses of $47,788 and unrealized losses of $54,934.

Accrual basis interest income decreased $37,987 (43%) to $51,368 in 2003 from $89,355 in 2002. The decrease was the result of a decline in the average rate of return and the average balance outstanding of cash equivalents and available for sale securities from which most of interest income is derived. The average rate of return fell 0.58% to 1.28% in 2003 from 1.86% in 2002 and the average balance outstanding declined $377,449 to $4,423,599 in 2003 from $4,801,048 in 2002.

Provision for (Benefit from) Income Taxes. See Note 6, to the accompanying financial statements for an analysis of the various components of income taxes. In 2003, the Company had an estimated provision for income taxes of $259,216 all due to a deferred tax provision and no current tax provision. No 2003 current income taxes were provided primarily as a result of accelerated depreciation of 2003 lease and well equipment additions under provision of the Jobs and Growth Tax Relief Reconciliation Act of 2003. In 2002, the Company had an estimated benefit from income taxes of $265,852 as the result of current tax benefit of $211,319 plus a deferred tax benefit of $54,533. This current tax benefit of $211,319 in 2002 was the estimated benefit of capital loss and net operating loss carrybacks of the estimated 2002 Federal income tax loss. As discussed earlier, tax refunds from these 2002 benefits were received in October 2003.

Item  7.   Financial  Statements.

     Index  to  Financial  Statements.
                                                                            Page
                                                                            ----

     Report of Independent Certified Public Accountants -
       Grant Thornton LLP                                                     21

     Balance  Sheets  -  December  31,  2003  and  2002                       22

     Statements  of  Operations  -  Years  Ended
       December  31,  2003  and  2002                                         24

     Statement  of  Stockholders'  Equity  -
       December  31,  2003  and  2002                                         25

     Statements  of  Cash  Flows  -  Years  Ended
       December  31,  2003  and 2002                                          26

     Notes  to  Financial  Statements                                         28

     Unaudited  Supplemental  Financial  Information                          37

               Report of Independent Certified Public Accountants
               --------------------------------------------------







Board  of  Directors
The  Reserve  Petroleum  Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



GRANT  THORNTON  LLP


Oklahoma  City,  Oklahoma
March  17,  2004

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                           December  31,
                                                  -----------------------------
                                                     2003                2002
                                                  -----------       -----------
Current  Assets:
  Cash  and  Cash  Equivalents  (Note  2)         $   346,167       $   314,476
  Available for Sale Securities  (Notes 2 & 5)      4,266,012         4,273,616
  Trading  Securities  (Notes  2  &  5)               251,667           158,247
  Receivables  (Note  2)                              436,703           281,223
  Refundable  Income  Taxes                            34,685           238,994
  Prepayments  &  Deferred  Income  Taxes               5,625            35,480
                                                  -----------       -----------
                                                    5,340,859         5,302,036
                                                  -----------       -----------

Investments:
  Equity  Investments  (Notes 2, 7 & 8)               517,288           521,393
  Other                                                15,298            15,298
                                                  -----------       -----------
                                                      532,586           536,691
                                                  -----------       -----------

Property, Plant & Equipment  (Notes 2, 9 & 11):
  Oil & Gas Properties, at Cost Based on the
    Successful  Efforts  Method  of  Accounting
      Unproved  Properties                            638,630           686,650
      Proved  Properties                            5,568,684         4,911,854
                                                  -----------       -----------
                                                    6,207,314         5,598,504
                                                  -----------       -----------

    Less - Valuation Allowance and Accumulated
      Depreciation,  Depletion  &  Amortization     4,741,435         4,533,490
                                                  -----------       -----------
                                                    1,465,879         1,065,014
                                                  -----------       -----------

  Other  Property  &  Equipment,  at  Cost            344,739           340,497
    Less - Accumulated Depreciation
      & Amortization                                  173,979           172,570
                                                  -----------       -----------
                                                      170,760           167,927
                                                  -----------       -----------
                                                    1,636,639         1,232,941
                                                  -----------       -----------

Other  Assets                                         447,166           585,665
                                                  -----------       -----------

                                                  $ 7,957,250       $ 7,657,333
                                                  ===========       ===========

(continued)

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS


(concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                           December  31,
                                                  -----------------------------
                                                     2003                2002
                                                  -----------       -----------
Current  Liabilities:
  Accounts  Payable                               $    38,862       $   130,506
  Other  Current  Liabilities  -
    Deferred  Income  Taxes  and  Other               112,414            47,218
                                                  -----------       -----------
                                                      151,276           177,724
                                                  -----------       -----------

Long  Term  Liabilities:
  Dividends  Payable  (Note  3)                       160,307           151,439
  Deferred  Tax  Liability                              8,144              ----
                                                  -----------       -----------
                                                      168,451           151,439
                                                  -----------       -----------




Commitments  &  Contingencies  (Notes  7  &  8)

Stockholders'  Equity  (Notes  3  &  4)
  Common  Stock                                        92,368            92,368
  Additional  Paid-in  Capital                         65,000            65,000
  Retained  Earnings                                7,720,645         7,387,225
                                                  -----------       -----------
                                                    7,878,013         7,544,593

  Less  -  Treasury  Stock,  at  Cost                 240,490           216,423
                                                  -----------       -----------

                                                    7,637,523         7,328,170
                                                  -----------       -----------

                                                  $ 7,957,250       $ 7,657,333
                                                  ===========       ===========



See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS

                                                      Year  Ended  December  31,
                                                    ----------------------------
                                                        2003            2002
                                                    -----------     -----------
Operating  Revenues:
  Oil  &  Gas  Sales                                $ 2,852,846     $ 1,681,889
  Lease  Bonuses  &  Other                               56,936          80,653
                                                    -----------     -----------
                                                      2,909,782       1,762,542
                                                    -----------     -----------

Operating  Costs  and  Expenses:
  Production                                            509,482         405,004
  Exploration                                           156,948         541,824
  Depreciation,  Depletion,  Amortization
    &  Valuation  Provisions                            829,672         950,188
  General,  Administrative  and  Other                  791,950         724,820
                                                    -----------     -----------

                                                      2,288,052       2,621,836
                                                    -----------     -----------

Income  (Loss)  from  Operations                        621,730        (859,294)
Equity  Income  (Loss)  in  Investees                     5,445         (15,343)
Other  Income  (Loss) Net, (Note 12)                    131,927          (8,091)
                                                    -----------     -----------

Income  (Loss) before Income Taxes                      759,102        (882,728)
Provision  for (Benefits from) Income
  Taxes  (Notes 2 & 6)                                  259,216        (265,852)
                                                    -----------     -----------

Net  Income  (Loss)                                 $   499,886     $  (616,876)
                                                    ===========     ===========

Per  Share  Data  (Note  2):
  Net  Income  (Loss),  Basic  and  Diluted         $      3.00     $     (3.70)
                                                    ===========     ===========

  Cash  Dividends                                   $      1.00     $      1.00
                                                    ===========     ===========

Weighted  Average  Shares  Outstanding,
  Basic and Diluted                                     166,408         166,872
                                                    ===========     ===========


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2003



                                                          Additional
                                            Common          Paid-in         Retained      Treasury
                                             Stock          Capital         Earnings        Stock
                                         ------------     ----------       ----------     ----------
Balance  at  January  1,  2002           $    92,368      $  65,000        $8,171,082     $(202,247)


  Net  Loss                                     ----           ----          (616,876)          ----

  Cash  Dividends on Common Stock               ----           ----          (166,981)          ----

  Purchase  of  Treasury  Stock                 ----           ----              ----        (14,176)
                                         -----------      ---------        ----------     ----------

Balance  at December 31, 2002                 92,368         65,000         7,387,225       (216,423)


  Net  Income                                   ----           ----           499,886           ----

  Cash Dividends on Common Stock                ----           ----          (166,466)          ----

  Purchase  of Treasury Stock                   ----           ----              ----        (24,067)
                                         -----------      ---------        ----------     ----------

Balance  at  December  31,  2003         $    92,368      $  65,000         $7,720,645    $ (240,490)
                                         ===========      =========         ==========    ==========




See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                      Year  Ended  December  31,
                                                      --------------------------
                                                          2003          2002
                                                      -----------   ------------
Cash  Flows  from  Operating  Activities:
  Cash  Received-
    Oil  and  Gas  Sales                              $ 2,691,215   $ 1,644,071
    Lease  Bonuses and Rentals                             35,517        80,653
    Agricultural  Rentals  & Other                          5,198         5,328
  Cash  Paid-
    Production  Costs                                    (504,964)     (406,742)
    Exploration  Costs                                   (185,698)     (529,533)
    General  Suppliers,  Employees  and  Taxes,
      Other than Income                                   (825,382)     (736,364)
  Interest  Received                                       56,422       103,086
  Interest  Paid                                          (11,250)      (11,250)
  Settlement  of  Class  Action  Lawsuits                   8,324        32,927
  Dividends  Received  on  Trading
    Securities                                                428         1,024
  Purchase  of  Trading  Securities                      (654,316)     (406,864)
  Sale  of  Trading  Securities                           658,308       405,055
  Income  Taxes  Refunded,  net                           205,743       122,563
                                                      -----------   -----------
        Net  Cash  Provided  by  Operating
          Activities                                  $ 1,479,545   $   303,954
                                                      -----------   -----------

Cash  Flows  from  Investing  Activities:
  Sale  and  Maturity  of  Available  for
    Sale  Securities                                    8,172,552     9,912,149
  Purchase of Available  for Sale Securities           (8,164,948)   (9,113,801)
  Property  Dispositions                                   33,848         1,447
  Property  Additions                                  (1,317,192)   (1,043,023)
  Cash Distributions from Equity Investments               11,550        11,550
  Cash Applied to Equity Investments                       (2,000)      (13,400)
                                                      -----------   -----------
      Net Cash Applied to Investing Activities        $ 1,266,190)  $  (245,078)
                                                      -----------   -----------



(Continued)

See  Accompanying  Notes

(Concluded)

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                      Year  Ended  December  31,
                                                      --------------------------
                                                          2003          2002
                                                      -----------   ------------
Cash  Flows  Applied  to  Financing  Activities:
  Dividends  Paid  to  Shareholders                   $  (157,597)  $  (161,369)
  Purchase  of  Treasury  Stock                           (24,067)      (14,176)
                                                      -----------   -----------
    Total Cash Applied to Financing Activities           (181,664)     (175,545)
                                                      -----------   -----------

Net Change in Cash and Cash Equivalents                    31,691      (116,669)

Cash and Cash Equivalents at Beginning of Year            314,476       431,145
                                                      -----------   -----------

Cash and Cash Equivalents  at  End  of  Year          $   346,167    $  314,476
                                                      ===========    ==========

Reconciliation  of  Net  Income  (Loss)  to  Net
  Cash  Provided  by  Operating  Activities:
Net  Income  (Loss)                                   $   499,886    $ (616,876)

Net  Income  Increased  (Decreased)  by  -
    Net  Change  in  -
  Unrealized  Holding  (Gains)  Losses
    on  Trading  Securities                              (250,069)       54,934
  Accounts  Receivable                                   (160,626)      (42,455)
  Interest  and  Dividends  Receivable                      5,054        13,731
  Income  Taxes  Refundable/Payable                       204,309       (88,756)
  Accounts  Payable                                       (39,775)       47,494
  Trading  Securities                                     156,649        45,979
  Cash  Value of Officers' Life Insurance                 (15,128)      (28,153)
  Deferred  Taxes                                         259,216       (54,533)
  Gas  Balancing  Liabilities                              (2,394)        2,107
  Equity  (Income)  Losses  in  Investees                  (5,445)       15,343
  Disposition  of  Property  &  Equipment                  (1,804)        4,951
  Depreciation,  Depletion,  Amortization
    and  Valuation  Provisions                            829,672       950,188
                                                      -----------   -----------
Net  Cash  Provided  by Operating Activities          $ 1,479,545   $   303,954
                                                      ===========   ===========

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                          NOTES TO FINANCIAL STATEMENTS


Note  1  -  NATURE  OF  OPERATIONS
            -----------------------

     The Company is principally engaged in oil and natural gas exploration and development with an area of concentration in Texas and Oklahoma.

Note  2  -  SUMMARY  OF  ACCOUNTING  POLICIES
            ---------------------------------

     Property  and  Equipment
     -------------------

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

     Investments
     -----------

     The Company accounts for its investments in a partnership and limited liability companies on the equity basis and adjusts the investment balance to agree with its equity in the underlying assets of the entities. See Note 8 for additional information.

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

     Concentrations  of  Credit  Risk  and  Major  Customers
     -------------------------------------------------------

     The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas and Oklahoma. The Company had one purchaser in 2003 and 2002 whose purchases were in excess of 10% of total oil and gas sales. In 2003, the purchases were $334,582, or 11.7% of total oil and gas sales by the one purchaser. In 2002, the purchases were $175,475, or 10.4% of total oil and gas sales.

     Use  of  Estimates
     ------------------

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue  Recognition  and  Receivables
     --------------------------------------

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

     Gas  Balancing
     --------------

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
            -------------

     The following table summarizes the changes in common stock issued and outstanding:

                                                      Shares  of
                                         Shares        Treasury         Shares
                                         Issued         Stock        Outstanding
                                       ----------     ----------     -----------
     January  1,  2002,  $.50
     par  value  stock,  400,000
     shares  authorized                184,735.28     17,602.55     167,132.73
     Purchase  of  stock                     ----        443.00        (443.00)
                                       ----------     ---------     ----------

     December  31,  2002,  $.50
     par  value  stock,  400,000
     shares  authorized                184,735.28     18,045.55     166,689.73
     Purchase  of  stock                     ----        752.09        (752.09)
                                       ----------     ---------     ----------

     December  31,  2003,  $.50
     par  value  stock,  400,000
     shares  authorized                184,735.28     18,797.64     165,937.64
                                       ==========     =========     ==========


Note  5  -  INVESTMENTS  IN  DEBT  AND  EQUITY  SECURITIES
            ----------------------------------------------

     At December 31, 2003 and 2002, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not required. The available for sale securities by contractual maturity are as follows at December 31, 2003:

     Due  within  one  year  or  less               $     4,266,012
                                                    ===============

     In 2003, an early bank redemption of a $200,000 no penalty bank certificate of deposit resulted in no gain or loss. In 2002, a sale of a U.S. Treasury bill for $299,911 resulted in an $89 loss.

     As to the trading securities held at year end, unrealized trading gains (losses) included in earnings were $250,069 in 2003 and ($54,934) for 2002.

Note  6  -  INCOME  TAXES
            -------------

     Components  of  deferred  taxes  follows:

                                                            December  31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   ------------
     Assets
       Leasehold  Costs                               $   162,824   $   202,861
       Gas  Balancing  Receivable                          52,379        52,379
       Long-Lived  Asset  Impairment                      229,175       215,180
       Marketable  Securities                                ----        69,155
       Equity  Investments  and  Other                     11,761         8,271
                                                      -----------   -----------
           Total  Assets                                  456,139       547,846

     Liabilities
       Marketable  Securities                              15,910          ----
       Receivables                                         51,681        39,301
       Intangible  Development  Costs                     464,282       325,063
                                                      -----------   -----------
           Total  Liabilities                             531,873       364,364
                                                      -----------   -----------

     Net  Deferred  Tax  (Liability) Asset            $   (75,734)  $   183,482
                                                      ===========    ==========

     The following table summarizes the current and deferred portions of income tax expense.

                                                            December  31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   ------------
     Current Tax Provision (Benefit):
       Federal                                        $      ----   $  (211,319)
       State                                                 ----          ----
                                                      -----------   -----------
                                                             ----      (211,319)
     Deferred Provision (Benefit)                         259,216       (54,533)
                                                      -----------   -----------

     Total Provision (Benefit)                        $   259,216   $  (265,852)
                                                      ===========   ===========

     The total provision for (benefit from) income tax expressed as a percentage of income (loss) before income tax was 34 % in 2003 and 30% in 2002. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 2003 and 2002 to income (loss) before income tax as summarized in the following reconciliation:

                                                       Year Ended December  31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   ------------
     Computed  Federal  Tax
       Provision  (Benefit)                           $   265,685   $  (308,955)
       Increase  (Decrease)  in  Tax  From:
         Corporate  Graduated  Tax  Rate
           Structure                                       (7,626)       40,850
         Dividend  Received  Deduction                        (99)         (251)
         Other                                              1,256         2,504
                                                      -----------   -----------

     Provision  for (Benefit from)  Income Tax        $   259,216   $  (265,852)
                                                      ===========   ===========

     Effective  Tax  Rate                                      34%           30%
                                                      ===========   ===========

Note  7  -    ACCOUNTING  FOR  GUARANTEES  AND  ASSET  RETIREMENT  OBLIGATIONS
              ----------------------------------------------------------------

     Guarantees
     ----------

     In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair market value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applied prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company historically issues guarantees only on a limited basis but has issued such guarantees associated with the Company's equity investments in Broadway Sixty-Eight, Ltd and JAR Investment, LLC. Disclosures required by FIN 45 and the effect of guarantees issued in 2003 are discussed in Note 8.



     Asset  Retirement  Obligations
     ------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset, unless such items are immaterial. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. The Company has assessed the impact of SFAS No. 143 and based on the results of the assessment believes the impact of this statement is immaterial to its financial position and results of operations.

Note  8  -  INVESTMENTS  AND  RELATED  COMMITMENTS  AND  CONTINGENT  LIABILITIES
            --------------------------------------------------------------------
            INCLUDING  GUARANTEES
            ---------------------

     The carrying value of Equity Investments consist of the following at December 31:

                                         Ownership %      2003        2002
                                         -----------   ---------   ---------
     Broadway Sixty-Eight, Ltd.              33%       $ 286,218   $ 257,749
     JAR  Investment,  LLC                   25%          91,365     118,719
     Millennium Golf Properties, LLC          9%          75,996      83,778
     OKC  Industrial  Properties,  L.L.C.    10%          63,709      61,147
                                                       ---------   ---------

                                                       $ 517,288   $ 521,393
                                                       =========   =========

     Broadway  Sixty-Eight,   Ltd.,   an  Oklahoma   limited   partnership  (the
     Partnership), owns and operates an office building in Oklahoma City, Oklahoma. Although the Company invested as a limited partner, along with the other limited partners, it agreed jointly and severally with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments.

     The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $26,000 for each of the years ended December 31, 2003 and 2002.

     JAR Investment, LLC, (JAR) an Oklahoma limited liability company, holds Oklahoma City metropolitan area real estate to be improved for sale and/or lease. JAR owns a 70% management interest in Main-Eastern, LLC (M-E), also an Oklahoma limited liability company. M-E was formed in 2002 to establish a joint venture to develop a retail/commercial center on a portion of JAR's real estate.

     The Company has a guarantee agreement limited to 25% of JAR's 70% interest in M-E's outstanding loan plus all costs and expenses related to enforcement and collection, or $168,348 at December 31, 2003. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at December 31, 2003 was $169,750 plus costs and expenses related to enforcement and collection.

     The Company has a continuing guaranty agreement relating to a JAR bank loan with an outstanding balance of $574,497 at December 31, 2003. This loan matures May 22, 2009. The maximum liability of the Company under the guaranty will not exceed 25% of all indebtedness under the loan. The maximum potential amount of future payments (undiscounted) the Company could be required to make is $143,624 plus all cost and expenses of enforcement of the guaranty and collection and sale of the collateral securing the guaranty. The note is collateralized by commercial property owned by JAR with an appraised value of $1,300,000 on the date of appraisal, April 16, 2003. The Company's 25% ownership interest in this appraised value is $325,000, or more than twice the maximum potential undiscounted liability under the guaranty agreement. Management believes the fair value of the Company's obligation under this continuing guarantee is nominal.

     Millennium Golf Properties, LLC, an Oklahoma limited liability company, owns and operates two Oklahoma City area golf courses, Coffee Creek Golf Course and River Oaks Golf Course. It is also involved in real estate development around each golf course.

     OKC Industrial Properties, L.L.C., an Oklahoma limited liability company, holds certain Oklahoma City metropolitan area real estate as an investment.


Note  9  -  COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND
            --------------------------------------------------------------------
            DEVELOPMENT  ACTIVITIES
            -----------------------

     All of the Company's oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

                                                       Year Ended December  31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   ------------
     Acquisition  of  Properties
       Unproved                                       $   148,656   $    461,636
       Proved                                         $   224,000   $       ----

     Exploration  Costs                               $   428,374   $  1,103,835

     Development  Costs                               $   580,531   $     20,485


Note  10  -  FINANCIAL  INSTRUMENTS
             ----------------------

     The following table includes various estimated fair value information as of December 31, 2003 and 2002, which pertains to the Company's financial instruments and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

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


     4.  Dividends  Payable
         ------------------

     The carrying amount approximates fair value. Fair value is the amount that will be paid on demand at the reporting date.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                              2003                    2002
                                      ---------------------   ---------------------
                                      Carrying    Estimated   Carrying    Estimated
                                       Amount    Fair Value    Amount    Fair Value
                                      --------   ----------   --------   ----------
     Financial  Assets
       Cash and Cash  Equivalents    $  346,167  $  346,167  $  314,476  $  314,476
       Available for Sale Securities  4,266,012   4,266,012   4,273,616   4,273,616
       Trading  Securities              251,667     251,667     158,247     158,247

     Financial  Liabilities
       Dividends  Payable              (170,307)   (170,307)   (161,439)   (161,439)

Note  11  -  LONG-LIVED  ASSETS  IMPAIRMENT  LOSS
             ------------------------------------

     Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $348,923 for the year ended December 31, 2003, and $333,914 for the year ended December 31, 2002, are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions.

Note  12  -  OTHER  INCOME  (LOSS),  NET
             ---------------------------

     The following is an analysis of the components of Other Income (Loss), Net for the years ended 2003 and 2002:

                                                           2003          2002
                                                        ---------    -----------
     Realized  and  Unrealized  Gain  (Loss)
     On  Trading  Securities                            $  97,411    $ (102,722)
     Gain  (Loss)  on  Asset  Sales                       (19,615)        1,247
     Interest  Income                                      51,368        89,355
     Settlements  of  Class  Action  Lawsuits               8,324        32,926
     Agricultural  Rental  Income                           5,600         5,600
     Dividend  and  Other  Income                             428         1,024
     Interest  and  Other  Expenses                       (11,589)      (35,521)
                                                        ---------     ---------

       Other  Income  (Loss),  Net                      $ 131,927     $  (8,091)
                                                        =========     =========


Note  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
             ---------------------------------------------------

     The Company is affiliated by common management and ownership with Mesquite Minerals, Inc., (Mesquite), Mid-American Oil Company (Mid-American), Lochbuie Limited Partnership (LLTD) and Lochbuie Holding Company (LHC). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite, Mid-American and LLTD.

     Mesquite, Mid-American and LLTD share facilities and employees, including executive officers, with the Company. The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred during 2003 by payment to the Company in the amount of $159,738 by Mesquite, $112,756 by Mid-American and $75,171 by LLTD. Reimbursements for 2002 were $156,628 by Mesquite, $110,720 by Mid-American and $73,730 by LLTD. Included in the 2003 amounts, Mesquite paid $120,033, Mid-American $84,729 and LLTD $56,486 for their share of salaries. In 2002, the share of salaries paid by Mesquite was $84,446, Mid-American $59,609, and LLTD $39,739.

Note  14  -  FUTURE  EFFECT  OF  RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
             ----------------------------------------------------------------

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on its financial reporting and disclosures.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The Company has not created or obtained an interest in any VIEs in 2003. In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, the company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before
     February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to December 31, 2004. The Company has determined the adoption of the provisions of FIN 46, as later revised by FIN 46 (R), will not have a material effect on its financial condition or results of operations.

     In November 2003, the Emerging Issues Task Force or EITF of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Adoption of EITF Issue 03-1, which was effective on December 31, 2003, did not require additional disclosures because no such impairment existed at December 31, 2003.

                  UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                           SUPPLEMENTAL SCHEDULE 1


                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)

                                                     Year  Ended  December  31,
                                                    ---------------------------
                                                        2003             2002
                                                    ----------       ----------
Oil  &  Natural  Gas  Liquids  (Bbls)
  Proved  Developed  and
    Undeveloped  Reserves
      Beginning  of  Year                               31,181           34,598
      Revisions  of  Previous  Estimates                   533           (4,810)
      Extensions  and  Discoveries                      29,280            9,919
      Production                                        (8,424)          (8,526)
      Purchases  of  Reserves  in  Place                 1,035             ----
                                                    ----------       ----------
    End  of  Year                                       53,605           31,181
                                                    ==========       ==========
    Proved  Developed  Reserves
      Beginning  of  Year                               31,181           34,598
      End  of  Year                                     53,605           31,181

Gas  (MCF)
  Proved  Developed  and  Undeveloped
    Reserves  Beginning  of  Year                    1,070,380        1,149,390
    Revisions  of  Previous  Estimates                (125,250)         (12,031)
    Extensions  and  Discoveries                       196,260          120,453
    Production                                        (232,748)        (187,432)
    Purchases  of  Reserves  in  Place                 180,760             ----
                                                    ----------       ----------
      End  of  Year                                  1,089,402        1,070,380
                                                    ==========       ==========

  Proved  Developed  Reserves
    Beginning of Year                                1,070,380        1,149,390
    End  of  Year                                    1,089,402        1,070,380


(continued)

See  notes  on  next  page

                                                         SUPPLEMENTAL SCHEDULE 1



                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                  (Unaudited)


(Concluded)


Notes  1.  Estimates  of  royalty  interests  reserves  have  not  been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 13,891 Bbls of oil and 217,462 MCF of gas for the year ended December 31, 2003, and 15,446 Bbls of oil and 202,512 MCF of gas for the year ended December 31, 2002.

       2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 2003 and 2002. All reserves are located within the United States.

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

                                                         SUPPLEMENTAL SCHEDULE 2




                          THE RESERVE PETROLEUM COMPANY
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                      RELATING TO PROVED WORKING INTERESTS
                              OIL AND GAS RESERVES
                                  (Unaudited)

                                                           At  December  31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   -----------
Future  Cash  Inflows                                 $ 6,656,376   $ 5,107,094

Future  Production  and
  Development  Costs                                   (2,288,742)   (1,644,296)

Future  Income  Tax  Expense                           (1,201,565)     (970,771)
                                                      -----------   -----------

Future  Net  Cash  Flows                                3,166,069     2,492,027

  10%  Annual  Discount  for
  Estimated  Timing  of  Cash  Flows                     (925,321)     (760,160)
                                                      -----------   -----------

Standardized  Measure  of  Discounted
  Future  Net  Cash  Flows                            $ 2,240,748   $ 1,731,867
                                                      ===========   ===========

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

                                                         SUPPLEMENTAL SCHEDULE 3


                          THE RESERVE PETROLEUM COMPANY
              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
        NET CASH FLOWS FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                  (Unaudited)


                                                     Year  Ended  December  31,
                                                    ---------------------------
                                                        2003             2002
                                                    ----------       ----------
Standardized  Measure,
  Beginning  of  Year                               $ 1,731,867      $  964,585

  Sales  and  Transfers,  Net  of
    Production  Costs                                  (924,239)       (371,849)

  Net  Change  in  Sales  and  Transfer
    Prices,  Net  of  Production  Costs                 336,417       1,093,861

  Extensions,  Discoveries  and  Improved
    Recoveries,  Net  of  Future  Production
    and  Development  Costs                             855,969         338,546

  Revisions  of  Quantity  Estimates                   (134,955)        (66,647)

  Accretion  of  Discount                               240,646         132,452

  Net Change  in  Income  Taxes                        (175,879)       (314,656)

    Purchases  of  Reserves  in Place                   252,584            ----

  Changes  in  Production  Rates
    (Timing)  and  Other                                 58,338         (44,425)
                                                    ------------     ----------
Standardized  Measure,
  End  of  Year                                     $ 2,240,748      $1,731,867
                                                    ============     ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not  Applicable

Item  8A.  Controls  and  Procedures

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

The effectiveness of the Company's disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer as of the end of the period covered by this 10-KSB. The scope of their evaluation included the following categories of review: overall control environment, risk assessment capabilities, specific control activities, quality of information and communication, and performance monitoring. Based on their evaluation it is their conclusion that the effectiveness of the Company's said disclosure controls and procedures is satisfactory.

b)  Changes  in  Internal  Controls  Over  Financial  Reporting.
    ------------------------------------------------------------

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls that occurred during the fourth quarter of the period covered by this report, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

                                    PART III


Items 9, 10, and 11 are incorporated by reference to the Company's proxy statement to be mailed to security holders on or about April 25, 2004 in connection with its annual stockholders' meeting to be held on May 25, 2004.

Item  12.   Certain  Relationships  and  Related  Transactions.
            See  Item  6,   "Management's  Discussion  and Analysis of Financial
            Conditions and Results of Operations" and Item 7, Note 13 to Financial Statements

Item  13.   Exhibits  and  Reports  on  Form  8-K.

(a)         Exhibits

The following documents are exhibits to this Form 10-KSB. Each document marked by an asterisk is hereby incorporated herein by reference to the same document previously filed with the Securities and Exchange Commission.

Exhibit                                          S.E.C.        Exhibit
Reference  Description                       Report (Date)     Number       Page
---------  -----------                       -------------     -------     -----
3.1        *Restated  Certificate  of
            Incorporation  dated
            November  1,  1988               10-KSB (12/96)      3.1         39


           *Amended As of November  14,
            2000  By-Laws  dated
            November  1,  1988               10-KSB (12/00)      3.2(a)      38

3.2        *Resolution Amending By-Laws
            November  14,  2000              10-KSB (12/00)      3.2(b)      48

31          Chief  Executive  Officer's
            Certification  pursuant  to
            Section 302 of the Sarbanes-
            Oxley  Act  of  2002              10-KSB (12/03)    31.1         46

31          Chief Financial and Accounting
            Officer's Certification
            pursuant to Section 302 of
            the  Sarbanes-Oxley Act of 2002   10-KSB (12/03)    31.2         47

32          Chief Executive Officer's and
            Chief  Financial  Officer's
            Certification  pursuant  to
            Section 906 of the Sarbanes-
            Oxley  Act  of  2002              10-KSB (12/03)    32.1         48

(b).     Reports  on  Form  8-K.

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the year of the period covered by this report.

Item  14.  Principal  Accountant  Fees  and  Services
           ------------------------------------------

Incorporated by reference to Company's proxy statement to be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's year 2003

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE  RESERVE  PETROLEUM  COMPANY
                                           (Registrant)



                                 By:/s/Mason  W.  McLain
                                    -------------------------------------------
                                    Mason  W.  McLain,  President
                                    (Principal  Executive  Officer)




                                    /s/James  L.  Tyler
                                    -------------------------------------------
                                    James  L.  Tyler,  2nd  Vice  President
                                    (Principal Financial and Accounting Officer)


Date:  March  19,  2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/  Mason  McLain                         /s/  Jerry  L.  Crow
---------------------------------          -------------------------------------
Mason  W.  McLain  (Director)              Jerry  L.  Crow  (Director)
March  19,  2004                           March  19,  2004



/s/  Robert  L.  Savage                    /s/  William M. Smith
---------------------------------          -------------------------------------
Robert  L.  Savage  (Director)             William  M.  Smith  (Director)
March  19,  2004                           March  19,  2004