Form 10QSB
period 2004-03-31
RESERVE PETROLEUM CO
filed 2004-05-14
CIK 83350

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB





(Mark  One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

As of May 10, 2004, 165,717.64 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small  Business  Disclosure  Format  (check one)  Yes  [ ]  No  [X]

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                      March  31,   December  31,
                                                         2004           2003
                                                    ------------   -------------
Current  Assets:
  Cash  and  Cash  Equivalents                      $    132,902   $    346,167
  Available  for  Sale  Securities                     4,266,012      4,266,012
  Trading  Securities                                    258,728        251,667
  Receivables                                            505,480        436,703
  Refundable  Income  Taxes                               20,625         34,685
  Prepayments                                              3,750          5,625
                                                    ------------   ------------
                                                       5,187,497      5,340,859
                                                    ------------   ------------

Investments:
  Equity  Investments                                    512,575        517,288
  Other                                                   15,298         15,298
                                                    ------------   ------------
                                                         527,873        532,586
                                                    ------------   ------------

Property,  Plant  &  Equipment:
  Oil  &  Gas  Properties,  at  Cost  Based  on  the
    Successful  Efforts  Method  of  Accounting
      Unproved  Properties                               795,815        638,630
      Proved  Properties                               5,976,337      5,568,684
                                                    ------------   ------------
                                                       6,772,152      6,207,314
                                                    ------------   ------------

    Less - Valuation  Allowance  and  Accumulated
      Depreciation,  Depletion  &  Amortization        4,841,596      4,741,435
                                                    ------------   ------------
                                                       1,930,556      1,465,879
                                                    ------------   ------------

  Other  Property  &  Equipment,  at  Cost               378,392        344,739
    Less - Accumulated Depreciation & Amortization       177,459        173,979
                                                    ------------   ------------
                                                         200,933        170,760
                                                    ------------   ------------

                                                       2,131,489      1,636,639
                                                    ------------   ------------

Other  Assets                                            451,865        447,166
                                                    ------------   ------------

                                                    $  8,298,724   $  7,957,250
                                                    ============   ============

(continued)

See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                      March  31,   December  31,
                                                         2004           2003
                                                    ------------   -------------
Current  Liabilities:
  Accounts  Payable                                 $     58,749   $     38,862
  Other  Current  Liabilities  -
    Deferred  Income  Taxes  and Other                   122,854        112,414
                                                    ------------   ------------
                                                         181,603        151,276
                                                    ------------   ------------

Long  Term  Liabilities:
  Dividends  Payable                                     159,792        160,307
  Deferred  Income  Taxes                                 70,271          8,144
                                                    ------------   ------------
                                                         230,063        168,451
                                                    ------------   ------------

Commitments  &  Contingencies

Stockholders'  Equity
  Common  Stock                                           92,368         92,368
  Additional  Paid-in  Capital                            65,000         65,000
  Retained Earnings                                    7,971,940      7,720,645
                                                    ------------   ------------
                                                       8,129,308      7,878,013
                                                    ------------   ------------

  Less  -  Treasury  Stock,  at  Cost                    242,250        240,490
                                                    ------------   ------------
                                                       7,887,058      7,637,523
                                                    ------------   ------------

                                                    $  8,298,724   $  7,957,250
                                                    ============   ============


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three  Months  Ended
                                                              March  31,
                                                         2004           2003
                                                    ------------   -------------
Operating  Revenues:
  Oil  and  Gas  Sales                              $    851,218   $    715,320
  Lease  Bonuses  and  Other                                 ---             80
                                                    ------------   ------------
                                                         851,218        715,400
                                                    ------------   ------------

Operating  Costs  and  Expenses:
  Production                                             124,544        112,976
  Exploration                                             64,045         41,077
  Depreciation,  Depletion,  Amortization
    and  Valuation  Provisions                           147,882         48,735
  General,  Administrative  and  Other                   184,683        189,860
                                                    ------------   ------------
                                                         521,154        392,648
                                                    ------------   ------------

Income  from  Operations                                 330,064        322,752
Other  Income,  Net                                        7,858         26,013
                                                    ------------   ------------

Income  Before  Income  Taxes                            337,922        348,765
Provision  for  Income  Taxes                             86,627         89,822
                                                    ------------   ------------

Net  Income                                         $    251,295   $    258,943
                                                    ============   ============


Per  Share  Data
  Net  Income,  Basic  and  Diluted                 $       1.51   $       1.55
                                                    ============   ============

  Weighted  Average  Shares
    Outstanding,  Basic  and  Diluted                    165,918        166,662
                                                    ============   ============


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                         Three  Months  Ended
                                                              March  31,
                                                         2004           2003
                                                    ------------   -------------
Net Cash Provided by Operating Activities           $    424,084   $    228,715
                                                    ------------   ------------

Cash  Flows  Applied  to  Investing  Activities:
  Sales  of  Available  for  Sale  Securities                ---        198,522
  Property  Dispositions                                   1,553          1,326
  Property  Additions                                   (636,627)      (351,349)
  Cash Distributions from Equity Investments                 ---         11,550
                                                    ------------   ------------
  Net  Cash  Applied  to  Investing  Activities         (635,074)      (139,951)
                                                    ------------   ------------

Cash  Flows  Applied  to  Financing  Activities:
  Decrease  in  Dividends  Payable                          (515)          (369)
  Purchase  of  Treasury  Stock                           (1,760)          (899)
                                                    ------------   ------------
     Total Cash Applied to Financing Activities           (2,275)        (1,268)
                                                    ------------   ------------

Net  Change  in  Cash  and  Cash  Equivalents           (213,265)        87,496

Cash  and  Cash  Equivalents,
  Beginning  of  Period                                  346,167        314,476
                                                    ------------   ------------

Cash  and  Cash  Equivalents,
  End  of  Period                                   $    132,902   $    401,972
                                                    ============   ============

Supplemental  Disclosures  of
  Cash  Flow  Information,
    Cash  Paid  During  the  Periods  for:
      Interest                                      $      3,750   $      3,750
      Income  Taxes                                 $        ---   $        ---


See  Accompanying  Notes

                          THE RESERVE PETROLEUM COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004
                                  (Unaudited)


Note  1  -  BASIS  OF  PRESENTATION

     In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note  2  -  COMPREHENSIVE  INCOME

     Total comprehensive income was $251,295 for the three months ended March 31, 2004. Total comprehensive income for the three months ended March 31, 2003, was $258,943.

Note  3  -  OTHER  INCOME,   NET

     The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2004 and 2003:

                                                   Three  Months  Ended
                                                        March  31,
                                                   2004           2003
                                              ------------   -------------
     Realized  and  Unrealized  Gain
       On  Trading  Securities                $     6,971     $     15,972
     Gain  on  Asset  Sales                         1,432            1,306
     Interest  Income                               9,750           15,471
     Equity  Earnings  (Loss)  in Investees        (4,713)           4,215
     Other  Income                                     90              968
     Interest  and  Other  Expenses                (5,672)         (11,919)
                                              -----------     ------------
          Other  Income,  Net                 $     7,858     $     26,013
                                              ===========     ============


Note  4  -  INVESTMENTS  AND  RELATED  COMMITMENTS  AND  CONTINGENT  LIABILITIES
            --------------------------------------------------------------------
     INCLUDING  GUARANTEES
     ---------------------

     The  carrying  value  of  Equity  Investments  consist  of  the  following:

                                                       March  31,  December  31,
                                        Ownership %       2004          2003
                                        -----------  ------------  -------------
     Broadway Sixty-Eight, Ltd.           33%        $    300,387  $    286,218
     JAR  Investment,  LLC                25%              94,565        91,365
     Millennium Golf Properties, LLC       9%              53,914        75,996
     OKC Industrial Properties, LLC       10%              63,709        63,709
                                                     ------------  ------------
                                                     $    512,575  $    517,288
                                                     ============  ============

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

     The Company has a guarantee agreement limited to 25% of JAR's 70% interest in M-E's outstanding loan plus all costs and expenses related to enforcement and collection, or $165,986 at March 31, 2004. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at March 31, 2004 was $169,750 plus costs and expenses related to enforcement and collection.

     The Company has a continuing guaranty agreement relating to a JAR bank loan with an outstanding balance of $563,066 at March 31, 2004. This loan matures May 22, 2009. The maximum liability of the Company under the guaranty will not exceed 25% of all indebtedness under the loan. The maximum potential amount of future payments (undiscounted) the Company could be required to make is $140,767 plus all cost and expenses of enforcement of the guaranty and collection and sale of the collateral securing the guaranty. The note is collateralized by commercial property owned by JAR with a 2003 appraised value of $1,300,000. The Company's 25% ownership interest in this appraised value is $325,000, or more than twice the maximum potential undiscounted liability under the guaranty agreement. Management believes the fair value of the Company's obligation under this continuing guarantee is nominal.

Note  5  -  PROVISION  FOR  INCOME  TAXES

     In 2004 and 2003, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 March 31, 2004
                                  (Unaudited)


     This discussion and analysis should be read with reference to a similar discussion in the Company's December 31, 2003, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

     Forward  Looking  Statements.
     -----------------------------

     This discussion and analysis includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements give the Company's current expectations of future events. They include statements regarding the drilling of oil and gas wells, the results of drilling and production which may be obtained from oil and gas wells, cash flow and anticipated liquidity and expected future expenses.

     Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under "Forward Looking Statements" on page 8 of the Company's Form 10-KSB for the year ended December 31, 2003.

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

                 Financial Conditions and Results of Operations
                 ----------------------------------------------

1.   Liquidity  and  Capital  Resources.
     -----------------------------------

     Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first quarter of 2004, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $424,084, the Company also had cash provided by property dispositions of $1,553 for total cash provided by internal sources of $425,637. The Company utilized all of this cash for oil and gas property additions of $636,627 and financing activities of $2,275. Cash and cash equivalents of $213,265 were used to cover the excess over the cash provided by operations and financing.

     Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other significant changes in working capital line items from December 31, 2003. A discussion of these items follows.

     Receivables increased $68,777 (16%) to $505,480. The increase was mostly the result of an increase of $60,712 in accruals of first quarter oil and gas sales which were not received by the Company at March 31, 2004. The increase in oil and gas sales accruals was almost totally the result of the increases in natural gas and oil volumes. See the discussion of revenues under subheading, "Operating Revenues", below, for more information about the increased volumes of natural gas and oil sales.

     Refundable income taxes declined $14,060 (41%) to $20,625. The decline represents the estimated provision for current income taxes of $14,060. See the subheading "Provision for Income Taxes", below, for more information.

     Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in the above paragraph, net cash provided by operating activities was $424,084 in 2004, an increase of $195,369 (85%) from the comparable period in 2003. To a great extent, the increase was the result of an increase in revenue from oil and gas sales and increased depreciation expense which is a non-cash expense. For more information see, "Operating Revenues" and "Depreciation Expense", below.

     Cash applied to the purchase of property additions in 2004 was $636,627, an increase of $285,278 from cash applied in 2003 of $351,349. In 2004, substantially all of cash applied to property additions was related to oil and gas exploration and development activity. In 2003, cash of $224,000 was applied to the purchase of producing gas properties with most of the remaining amount being applied to oil and gas exploration activity. See the subheading "Exploration Costs", below for additional information.

     Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2003, would not be representative of the Company's current position.

2.   Material Changes  in  Results of  Operations Three  Months Ended  March 31,
     ---------------------------------------------------------------------------
     2004,  Compared  with  Three  Months  Ended  March  31,  2003.
     --------------------------------------------------------------

     Net Income decreased $7,648 to $251,295 in 2004 from $258,943 in 2003. Net income per share, basic and diluted, decreased $ .04 to $1.51 per share in 2004 from $1.55 per share in 2003.

     A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

     Operating Revenues. Revenues from oil and gas sales increased $135,898 (19%) to $851,218 in 2004 from $715,320 in 2003. Of the $135,898 increase, crude oil sales contributed $40,738, natural gas sales $80,271 and miscellaneous oil and gas product sales $14,889.

     The  $40,738  (26%) increase in oil sales to $198,308 in 2004 from $157,570 in 2003 was the result of an increase in volume sold partially offset by a decline in the average price per barrel (Bbl). The volume of production increased 1,452 Bbls to 6,508 Bbls in 2004 resulting in a positive volume variance of $45,252. The average price per Bbl decreased $ .70 to $30.47 per Bbl in 2004 resulting in a negative price variance of $4,514.

     The  $80,271  (14%) increase in gas sales to $635,320 in 2004 from $555,049 in 2003, was the result of an increase in the volume sold as partially offset by a decline in the average unit price. The volume of gas sold increased 44,727 MCF to 135,762 MCF in 2004 from 91,035 MCF in 2003, for a positive volume variance of $209,307. The average price per thousand cubic feet (MCF) decreased $1.42 to $4.68 per MCF in 2004, from $6.10 per MCF in 2003, resulting in a negative price variance of $129,036.

     Sales of miscellaneous oil and gas products were $17,590 in 2004, as compared to $2,701 in 2003.

     For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. The increase in volume of both oil and gas sales was the result of production from properties which first produced after March 31, 2003.

     Operating Costs and Expenses. Operating costs and expenses increased $128,506 (33%) to $521,154 in 2004 from $392,648 in 2003. Material line item  changes  will  be discussed and analyzed in the following paragraphs.

     Production Costs. Production costs increased $11,568 (10%) in 2004 to $124,544. Most of this increase was due to a gross production tax increase of $8,465 (25%) to $42,072 in 2004 as a result of increased oil and gas sales. The remaining lease operating, hauling and compression expense increased by $3,103 (4%) to $82,472.

     Exploration Costs. Total exploration expense increased $22,968 (56%) to $64,045 in 2004. The increase was due to increased dry hole expense in 2004 versus 2003. The following is a summary as of May 7, 2004 updating both exploration and development activity from December 31, 2003.

          In 2001 the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells were drilled in 2002. The first was completed as a commercial oil well and the second as a marginal gas well. Following a 3-D seismic survey a third well was drilled and completed as a commercial gas well in 2003 and a pipeline was constructed to gather the gas. Also in 2003, an offset to the third well was drilled and completed as a marginal oil and gas producer and a second 3-D seismic survey was conducted on land adjoining the original survey. A fifth well was commenced in the first week of May 2004 at a location determined from the seismic.

          The Company is participating in the development of a Bryan County, Oklahoma prospect with a 50% interest in 656.48 net acres of leasehold. The Company will attempt to sell some of its interest prior to drilling a test well. It is likely that 3-D seismic will be acquired before any drilling occurs.

          The Company participated in the development of a Woods County, Oklahoma prospect retaining a 16% working interest in the initial drillsite section and a 17.5% interest in offsetting acreage. An exploratory well was drilled and completed in 2003 as a commercial oil and gas producer. An offset well was commenced in March 2004 and a completion is currently in progress. Drilling costs of $37,625 were prepaid as of March 31, 2004.

          In 2003 the Company purchased a 5% working interest in 1,415 net acres of leasehold outside of the initial drillsite section on a Dewey County, Oklahoma prospect. The Company owns approximately 28 net acres of minerals in the drillsite section with which it participated in the drilling and completion of the initial test well, resulting in a marginal oil and gas producer. A second well was started in February 2004, completed in April 2004 and is currently being tested. Drilling costs of $41,984 were prepaid as of March 31, 2004.

          In 2003 the Company participated with a 14.83% working interest in the drilling of an exploratory well on a Coal County, Oklahoma prospect. The well was completed in February 2004 and swab tested for oil production. A temporary pumping unit will be installed to test the zone and see if permanent surface production facilities are justified. Capitalized costs for the three months ended March 31, 2004 were $23,849.

          In 2003 the Company agreed to participate with a fee mineral interest in a proposed waterflood unit in Harding County, South Dakota. The unit became effective on June 1, 2003, with the Company having a 0.96% working interest during Phase I and a 4.32% interest during Phase II. Opposing horizontal laterals were drilled from an existing vertical wellbore and the well began producing oil in July 2003. It was to be produced for several months and then converted to water injection. Another horizontal well was started in October 2003. It was completed and began pumping oil at a high rate in January 2004. It too was to be produced for several months and then converted to water injection, however, the high oil production rate led to a decision to postpone the conversion indefinitely. In April 2004 a vertical wellbore was drilled and casing was set. In May 2004 operations will commence to drill opposing horizontal laterals from that wellbore and to drill a second lateral from an existing horizontal well. When this work is completed there will be six horizontal oil producers in the unit. At that time decisions will be made as to when and where water injection will commence.

          In 2003 the Company purchased an interest in a Dewey County, Oklahoma prospect. It participated with an 8% working interest in the drilling of an exploratory well which was successfully completed as a commercial gas and gas condensate producer. An offset well, in which the Company has a 5.48% working interest, was started in March 2004 and is currently being completed. Additional acreage is being acquired in the area. Drilling costs of $44,809 were prepaid as of March 31, 2004.

          In 2003 the Company agreed to participate with its 19.6% working interest in the drilling of a step-out well in Morton County, Kansas and to acquire its share of non-consenting interest in the well, increasing its working interest to 27.8%. The well will likely be drilled in the second or third quarter of 2004.

          In 2003 the Company agreed to farm out 75% of its 16% working interest in a marginal producing gas well in Hansford County, Texas and to participate with its remaining 4% interest in the drilling of a horizontal lateral from that wellbore. Drilling commenced in January 2004 and the well began producing gas in February 2004. If and when payout occurs, the Company's interest will increase to 7.3%. Drilling costs of $9,470 were capitalized as proved properties in 2004.

          In March 2004 the Company agreed to participate in the drilling of two step-out wells on a Woods County, Oklahoma prospect in which it has an 18% working interest. One of the wells will be a washdown and deepening of an old dry hole. Drilling is scheduled to commence in the second quarter of 2004.

          In January 2004 the Company agreed to purchase for $94,960 a 7% interest in leases covering 54,263 mineral acres in Gentry, Harrison, Nodaway and Worth Counties, Missouri and to participate in the drilling of three stratigraphic tests and one core test in an effort to develop the area for coalbed methane production. Drilling operations are scheduled to commence in May 2004. If the data from these tests look favorable the project will proceed with a four well pilot production test.

          In January 2004 the Company purchased a 15% interest in 1,397.11 net acres of leasehold on a Canadian County, Oklahoma prospect for $94,536 (including prospect and geological fees) and agreed to participate in the drilling of five exploratory wells. The first four wells, in which the Company has working interests of 7.3%, 8.5%, 5.9% and 15% respectively, have been drilled and casing has been set. The first two wells have been completed and are currently being tested. Both appear to be commercial oil and gas producers. The fifth well (Company working interest of 8.5%) was started in May 2004. Depending on the results of the first five wells, development drilling of up to ten additional wells will proceed. Drilling costs of $173,762 have been incurred as of March 31, 2004, including prepaid drilling costs.

          In January 2004 the Company purchased a 16% interest in 1,450 net acres of leasehold on an Alfalfa County, Oklahoma prospect for $17,400. An exploratory well was started in January 2004 and completed in February 2004 testing water and a small amount of gas. An attempt to remediate formation damage and a poor cement job was unsuccessful and the well has been temporarily abandoned. A replacement well will be drilled in May 2004 to test the prospect. Drilling costs of approximately $65,000 have been charged as exploration expense as of March 31, 2004.

          In January 2004 the Company purchased a 16% interest in 442.4 net acres of leasehold on a Creek County, Oklahoma prospect for $7,076. An exploratory well was commenced in January 2004 and casing was set. A completion attempt in one zone was unsuccessful. A second completion attempt in a shallower zone has resulted in commercial gas production. The well is currently shut in awaiting a pipeline connection. Additional drilling is likely. Drilling costs of $50,206 have been incurred as of March 31, 2004 including prepaid drilling costs.

     Depreciation, Depletion, Amortization and Valuation Provision (DD&A). D&A increased $99,147 (203%) to $147,882 in 2004 from $48,735 in 2003. To a great extent, the increase was the result of an increase of $83,603 in the depreciation of lease and well equipment and amortization of intangible drilling cost on successful wells. These increases are primarily a result of the increased oil and gas production in 2004 compared to 2003.

     Other Income, Net. This line item decreased $18,155 to $7,858 in 2004 from $26,013 in 2003. See Note 3, to the accompanying financial statements for the analysis of the various components of this line item.

     Trading securities gains in 2004 were $6,971 as compared to gains of $15,972 in 2003, a decrease of $9,001. In 2004, the Company had realized losses of $1,210 and unrealized gains of $8,181 from adjusting the securities to estimated fair market value. In 2003, the Company had net realized trading gains of $5,959 and unrealized gains of $10,013.

     Interest income declined $5,721 to $9,750 in 2004 from $15,471 in 2003. The decline was mostly the result of a decrease in the effective yield of US treasury bills which are a substantial portion of the Company's available for sale securities investments.

     Equity earnings in investees decreased $8,928 to a loss of $4,713 in 2004 from earnings of $4,215 in 2003. The following is the Company's share of earnings (losses) for 2004 and 2003 per review of the entities unaudited financial statements for the three months ended March 31, 2004 and 2003:

                                                      Earnings/(Losses)
                                               ----------------------------
                                                    2004            2003
                                               ------------    ------------
         Broadway  Sixty-Eight,  Ltd.          $     14,169    $     13,652
         JAR  Investments,  LLC                       3,200          (5,098)
         Millennium  Golf  Properties,  LLC         (22,082)         (4,339)
                                               ------------    ------------
                                               $     (4,713)   $      4,215
                                               ============    ============

     See Note 4, to the condensed statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and to JAR Investments, LLC.

     Provision For Income Taxes. The provision for income taxes decreased $3,195 to $86,627 in 2004 from $89,822 in 2003. The decrease was due to the decrease in income before income taxes of $10,843 to $337,922 in 2004 from $348,765 in 2003. Of the 2004 income tax provision, the estimated current tax expense was $14,060 and the estimated deferred tax expense was $72,567. Of the 2003 income tax provision the current and deferred expenses were $14,068 and $75,754 respectively. See Note 5, to the condensed statements for additional information on income taxes.

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

                          THE RESERVE PETROLEUM COMPANY
                            CONTROLS AND PROCEDURES
                                 March 31, 2004
                                  (unaudited)



a)  Evaluation  of  Disclosure  Controls  and  Procedures.
    ------------------------------------------------------

The effectiveness of the Company's disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer as of the end of the period covered by this 10-QSB. The scope of their evaluation included the following categories of review: overall control environment, risk assessment capabilities, specific control activities, quality of information and communication, and performance monitoring. Based on their evaluation it is their conclusion that the effectiveness of the Company's said disclosure controls and procedures is satisfactory.

b)  Changes  in  Internal  Controls.
    --------------------------------

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls that occurred during the first quarter of 2004, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

                                    PART II
                                OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits

          The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit                                            S.E.C.        Exhibit
Reference     Description                       Report  (Date)   Number     Page
---------     -----------                       --------------   --------   ----
   31         Chief  Executive  Officer's
              Certification  pursuant  to
              Section 302 of the Sarbanes-
              Oxley  Act  of  2002              10-QSB (03/04)     31.1      16

   31         Chief  Financial  Officer's
              Certification  pursuant  to
              Section 302 of the Sarbanes-
              Oxley  Act  of  2002              10-QSB (03/04)     31.2      17

   32         Chief Executive Officer's and
              Chief  Financial  Officer's
              Certification  pursuant  to
              Section 906 of the Sarbanes-
              Oxley  Act  of  2002              10-QSB (03/04)     32.1      18

     (b) No reports on Form 8-K were filed by the Registrant for the three months ended March 31, 2004.


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

                                        THE  RESERVE  PETROLEUM  COMPANY
                                        ----------------------------------------
                                        (Registrant)




Date:   May  10,  2004                  /s/  Mason  McLain
                                        ----------------------------------------
                                        Mason  McLain,
                                        President




Date:   May  10,  2004                  /s/  James  L.  Tyler
                                        ----------------------------------------
                                        James  L.  Tyler
                                        Principal  Financial  and  Accounting
                                          Officer