Form 10QSB
period 2004-06-30
RESERVE PETROLEUM CO
filed 2004-08-13
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
(405) 848-7551
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No _

As of August 10, 2004, 165,576.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one)   Yes _ No X

PART 1
FINANCIAL INFORMATION

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2004	2003

Current Assets:
Cash and Cash Equivalents	$408,191	$346,167
Available for Sale Securities	3,614,575	4,266,012
Trading Securities	250,504	251,667
Receivables	635,788	436,703
Refundable Income Taxes	25,987	34,685
Prepayments	1,875	5,625

	4,936,920	5,340,859

Investments:
Equity Investments	521,871	517,288
Other	15,298	15,298

	537,169	532,586

Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the
Successful Efforts Method of Accounting
Unproved Properties	840,866	638,630
Proved Properties	6,648,966	5,568,684

	7,489,832	6,207,314

Less - Valuation Allowance and Accumulated
Depreciation, Depletion & Amortization	4,937,349	4,741,435

	2,552,483	1,465,879

Other Property & Equipment, at Cost	380,885	344,739
Less - Accumulated Depreciation & Amortization	183,721	173,979

	197,164	170,760

	2,749,647	1,636,639

Other Assets	456,339	447,166

	$8,680,075	$7,957,250

(continued)
See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
(Concluded)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2004	2003

Current Liabilities:
Accounts Payable	$133,080	$38,862
Other Current Liabilities	156,863	112,414

	289,943	151,276

Dividends Payable	172,273	160,307
Deferred Tax Liability	208,212	8,144

	380,485	168,451

Commitments & Contingencies (Note 4)

Stockholders’ Equity
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	8,103,617	7,720,645

	8,260,985	7,878,013
Less - Treasury Stock, at Cost	251,338	240,490

	8,009,647	7,637,523

	$8,680,075	$7,957,250

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,		June 30

	2004	2003	2004	2003

Operating Revenues:
Oil & Gas Sales	$915,621	$761,429	$1,766,839	$1,476,749
Other	12,397	24,630	12,397	24,710

	928,018	786,059	1,779,236	1,501,459

Operating Costs & Expenses:
Production	147,400	137,084	271,945	250,060
Exploration	26,786	3,584	90,831	44,661
Depreciation, Depletion, Amortization and Valuation Provisions	120,729	96,339	268,611	145,073
General, Administrative and Other	203,530	179,765	388,212	369,625

	498,445	416,772	1,019,599	809,419

Income From Operations	429,573	369,287	759,637	692,040
Other Income, Net	14,365	66,532	22,223	92,544

Income Before Income Taxes	443,938	435,819	781,860	784,584
Provision For Income Taxes	146,588	88,140	233,215	177,962

Net Income	$297,350	$347,679	$548,645	$606,622

Per Share Data:
Net Income, Basic and Diluted	$1.79	$2.09	$3.31	$3.64

Cash Dividends	$1.00	$1.00	$1.00	$1.00

Weighted Average Shares Outstanding	165,669	166,584	165,793	166,613

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

		Six Months Ended
		June 30,

		2004		2003

Net Cash Provided by Operating Activities		$860,923		$653,858

Cash Flows from Investing Activities:
Sale and Maturity of Available
for Sale Securities		4,266,012		4,073,616
Purchase of Available for Sale Securities		(3,614,575)		(3,898,936)
Property Dispositions		1,863		2,475
Property Additions		(1,287,644)		(803,564)
Cash Distributions from Equity Investments		----		11,550
Cash Contributions to Equity Investments		----		(2,000)

Net Cash Applied to Investing Activities		(634,344)		(616,859)

Cash Flows from Financing Activities:
Payments of Dividends		(153,707)		(154,902)
Purchase of Treasury Stock		(10,848)		(9,283)

Cash Applied to Financing Activities		(164,555)		(164,185)

Net Change in Cash and Cash Equivalents		62,024		(127,186)
Cash and Cash Equivalents, Beginning of Period		346,167		314,476

Cash and Cash Equivalents, End of Period		$408,191		$187,290

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Periods For:
Interest		$3,750		$3,750
Income Taxes	$	----	$	----

    See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

Note 1  - BASIS OF PRESENTATION

In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 -  COMPREHENSIVE INCOME

Total comprehensive income was $297,350 for the three months and $548,645 for the six months ended June 30, 2004. Total comprehensive income was $347,679 for the three months and $606,622 for the six months ended June 30, 2003.

Note 3 -  OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Realized and Unrealized Gain (Loss)
On Trading Securities	$(8,446)	$35,657	$(1,475)	$51,629
Gain on Asset Sales	230	801	1,662	2,107
Interest Income	9,264	12,741	19,014	28,212
Equity Earnings in Investees	9,297	13,636	4,584	17,851
Other Income	5,958	----	6,048	345
Interest and Other Expenses	(1,938)	3,697	(7,610)	(7,600)

Other Income (Loss), Net	$14,365	$66,532	22,223	$92,544

Note 4 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING
               GUARANTEES

The carrying value of Equity Investments consist of the following:

		June 30,	December 31,
	Ownership %	2004	2003

Broadway Sixty-Eight, Ltd.	33%	$295,491	$286,218
JAR Investment, LLC	25%	94,330	91,365
Millennium Golf Properties, LLC	9%	68,341	75,996
OKC Industrial Properties, LLC	10%	63,709	63,709

		$521,871	$517,288

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

JAR Investment, LLC, (JAR) an Oklahoma limited liability company, holds Oklahoma City metropolitan area real estate to be improved for sale and/or lease. JAR owns a 70% management interest in Main-Eastern, LLC (M-E), also an Oklahoma limited liability company. M-E was formed in 2002 to establish a joint venture to develop a retail/commercial center on a portion of JAR’s real estate.

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $163,805 at June 30, 2004. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at June 30, 2004 was $169,750 plus costs and expenses related to enforcement and collection.

The Company has a continuing guaranty agreement relating to a JAR bank loan with an outstanding balance of $560,402 at June 30, 2004. This loan matures May 22, 2009. The maximum liability of the Company under the guaranty will not exceed 25% of all indebtedness under the loan. The maximum potential amount of future payments (undiscounted) the Company could be required to make is $140,101 plus all cost and expenses of enforcement of the guaranty and collection and sale of the collateral securing the guaranty. The note is collateralized by commercial property owned by JAR with a 2003 appraised value of $1,300,000. The Company’s 25% ownership interest in this appraised value is $325,000, or more than twice the maximum potential undiscounted liability under the guaranty agreement. Management believes the fair value of the Company’s obligation under this continuing guarantee is nominal.

Note 5 – PROVISION FOR INCOME TAXES

In 2004 and 2003, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

THE RESERVE PETROLEUM COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Unaudited)

This discussion and analysis should be read with reference to a similar discussion in the Company’s December 31, 2003, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

Forward Looking Statements.

This discussion and analysis includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements give the Company’s current expectations of future events. They include statements regarding the drilling of oil and gas wells, the results of drilling and production which may be obtained from oil and gas wells, cash flow and anticipated liquidity and expected future expenses.

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the Company’s Form 10-KSB for the year ended December 31, 2003.

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

Financial Conditions and Results of Operations

Item 1.  Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first half of 2004, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $860,922, the Company also had cash provided by the sale and maturities of available for sale securities of $4,266,012, and by property dispositions of $1,863, for total cash provided by internal sources of $5,128,797. The Company utilized cash for the purchase of available for sale securities of $3,614,575, oil and gas property additions of $1,287,644, and financing activities of $164,555 for total cash applied of $5,066,774. The excess cash provided over cash applied increased cash and cash equivalents by $62,023.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2003. A discussion of these items follows.

Receivables increased $199,085 (46%) to $635,788. The increase was due entirely to the increase in accruals of oil and gas sales before July 1, 2004, which were not received by the Company at June 30. The increase in oil and gas sales accruals was mostly the result of the increase in oil and gas sales prices. See the discussion of revenues under subheading “Operating Revenues”, below for more information about the increased sales of natural gas.

Refundable income taxes declined $8,698 (25%) to $25,987. The decline was due to an estimated provision for current income taxes payable of $8,698 at June 30, 2004.

Accounts payable increased $94,218 (242%) to $133,080 in 2004 from $38,862. For the most part at the end of both periods, the accounts payable balance was for costs of oil and gas exploration and production. The increase in payables at June 30, 2004 was due to increased drilling activity in which the Company was participating.

Other current liabilities increased $44,449 (40%) to $156,863. The increase was for estimated advalorem tax accruals of $20,000 at June 30, 2004 which will be billed and paid before the end of the year. The remaining increase $24,449 was due mostly to a current deferred tax liability increase.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in a paragraph above, net cash provided by operating activities was $860,922 in 2004. This was an increase of $207,064 from the comparable period in 2003. To a great extent, the increase was the result of an increase in revenue from oil and gas sales. For more information, see “Operating Revenues” below.

The Company had sales and maturities of available for sale securities of $4,266,012 in 2004 as compared to $4,073,616 in 2003. Proceeds from the sale and maturities of these securities in the amount of $3,614,575 in 2004 and $3,898,936 in 2003 were used to purchase additional available for sale securities. The remaining funds from the sale and maturities of $651,437 in 2004 and $174,680 in 2003 were left in cash and/or cash equivalent accounts for use in the Company’s other investing, operating and financing activities.

Cash applied to the purchase of property additions in 2004 was $1,287,644, an increase of $484,080 from cash applied in 2003 of $803,564. In 2004, substantially all of cash applied to property additions was related to oil and gas exploration activity. In 2003, cash of $224,000 was applied to the purchase of producing gas properties. With most of the remaining amount being applied to oil and gas exploration activity. See the subheading “Exploration Costs”, below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2003, would not be representative of the Company’s current position.

Item 2.  Material Changes in Results of Operations Six Months Ended June 30, 2004, Compared with Six Months Ended June 30, 2003.

The Company had net income of $548,645 in 2004 as compared to net income of $606,622 in 2003, a decrease of $57,977. The decrease in net income was the combined result of an $277,777 (19%) increase in operating revenues, partially offset by a $210,180 (26%) increase in operating costs and expenses and a $70,321 decrease in other income net. The net effect of these changes was a decline in income before income taxes of only $2,724. However, a $55,253 (31%) increase in the provision for income taxes caused most of the decline in net income.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from crude oil and natural gas sales were $1,734,240 in 2004, an increase of $263,303 (18%) from $1,470,937 in 2003. Sales of miscellaneous products were $32,599 in 2004 and $5,812 in 2003.

Oil sales increased $124,896 (40%) to $440,396 in 2004 from $315,500 in 2003. The increase was the result of an increase in the average price per barrel (Bbl) of $3.65 to $33.28 per Bbl for a positive price variance of $48,273 and a positive volume variance of $76,623 due to an increase in production of 2,586 Bbls to 13,234.

Gas sales increased $138,407 (12%) to $1,293,844 in 2004 from $1,155,437 in 2003 as the net result of decrease in the average price per thousand cubic feet (MCF) of sales and an increase in the volume of gas sold. The average price received decreased $.59 per MCF to $4.89 resulting in a negative price variance of $157,808. The volume of gas sold increased 54,054 MCF to 264,739 MCF resulting in a positive volume variance of $296,216.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. The increase in volume of both oil and gas sales was the result of production from properties which first produced after June 30, 2003.

Other operating revenues include lease bonuses and rentals of $12,397 in 2004 and $720 in 2003. Also, in 2003, the Company sold a part of its interest in an undeveloped exploration prospect for a net gain of $23,990.

Operating Costs and Expenses. Operating costs and expenses increased $210,180 (26%) to $1,019,599 in 2004 from $809,419 in 2003. The increase was the result of an increase in exploration costs charged to expense of $46,170, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $123,538, an increase in production costs of $21,885 and an increase in general administrative and other expense (G&A) of $18,587. The significant changes in these line items will be discussed below.

  Production Costs. The increase in production costs of $21,855 (9%) to $271,945 in 2004 from $250,060 in 2003 was, due primarily to increased gross production taxes. Gross production taxes are state taxes usually calculated as a percentage of gross oil and gas revenue and therefore will fluctuate with the dollar amount of oil and gas sales.

Exploration Costs. Total exploration costs incurred in 2004 were $1,436,458 of which $90,831 was charged to expense and the remaining $1,345,627 was recorded as assets including $265,484 for the purchase of undeveloped leaseholds. The foregoing compares to exploration costs of $543,350 in 2003 of which $44,661 was charged to expense, and $498,689 was recorded as assets including $69,773 for the purchase of undeveloped leaseholds. Of the total exploration costs charged to expense in 2003, approximately $22,300 were late billings for 2002 dry holes.

The following is a summary as of August 5, 2004, updating both exploration and development activity from December 31, 2003.

In 2001 the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells were drilled in 2002. The first was completed as a commercial oil well and the second as a marginal gas well. Following a 3-D seismic survey, a third well was drilled and completed as a commercial gas well in 2003 and a pipeline was constructed to gather the gas. Also in 2003, an offset to the third well was drilled and completed as a commercial oil and gas producer and a second 3-D seismic survey was conducted on land adjoining the original survey. A fifth well was commenced in May 2004 and completed in June 2004 as a commercial oil and gas well. A sixth well is scheduled to be drilled in September 2004. Capitalized costs for the six months ended June 30, 2004 were $64,605.

The Company is participating in the development of a Bryan County, Oklahoma prospect with a 50% interest in 656 net acres of leasehold. The Company will attempt to sell some of its interest prior to drilling a test well. It is likely that 3-D seismic will be acquired before any drilling occurs.

The Company participated in the development of a Woods County, Oklahoma prospect retaining a 16% working interest in the initial drillsite section and a 17.5% interest in offsetting acreage. An exploratory well was drilled and completed in 2003 as a commercial oil and gas producer. An offset well was commenced in March 2004 and completed in April 2004. The zone appears to be non-commercial and we are currently negotiating to obtain the right to produce a shallower zone that looks productive on our well logs. Drilling costs of $73,343 were capitalized as of June 30, 2004.

In 2003 the Company purchased a 5% working interest in 1,415 net acres of leasehold outside of the initial drillsite section on a Dewey County, Oklahoma prospect. The Company owns approximately 28 net acres of minerals in the drillsite section with which it participated in the drilling and completion of the initial test well, resulting in a marginal oil and gas producer. A second well was started in February 2004 and completed in April 2004 as a marginal oil well. Drilling costs of $58,371 were capitalized as of June 30, 2004.

In 2003 the Company participated with a 14.44% working interest in the drilling of an exploratory well on a Coal County, Oklahoma prospect. The well was completed in February 2004 and swab tested for oil production. In August 2004 a temporary pumping unit will be installed to test the zone and see if permanent surface production facilities are justified. Capitalized costs for the six months ended June 30, 2004 were $34,162.

In 2003 the Company agreed to participate with a fee mineral interest in a proposed waterflood unit in Harding County, South Dakota. The unit became effective on June 1, 2003, with the Company having a 0.96% working interest during Phase I and a 4.32% interest during Phase II. Opposing horizontal laterals were drilled from an existing vertical wellbore and the well began producing oil in July 2003. It was to be produced for several months and then converted to water injection. Another horizontal well was started in October 2003. It was completed and began pumping oil at a high rate in January 2004. It too was to be produced for several months and then converted to water injection, however, the high oil production rate led to a decision to postpone the conversion indefinitely. In April 2004 a vertical wellbore was drilled and casing was set. In May 2004 operations were commenced to drill opposing horizontal laterals from that wellbore and to drill a second lateral from an existing horizontal well. This work was successfully completed in June 2004 and by July 2004 there were six horizontal oil producers in the unit. Decisions will be made later this year as to when and where water injection will commence. Capitalized costs for the six months ended June 30, 2004 were $14,621.

In 2003 the Company purchased an interest in a Dewey County, Oklahoma prospect. It participated with an 8% working interest in the drilling of an exploratory well which was successfully completed as a commercial gas and gas condensate producer. An offset well, in which the Company has a 5.48% working interest, was started in March 2004 and completed in April 2004 as a commercial gas and gas condensate producer. Additional acreage is being acquired in the area. Drilling costs of $63,192 were capitalized as of June 30, 2004.

In 2003 the Company agreed to participate with its 19.6% working interest in the drilling of a step-out well in Morton County, Kansas and to acquire its share of non-consenting interest in the well, increasing its working interest to 27.8%. The well will likely be drilled in the third or fourth quarter of 2004.

In 2003 the Company agreed to farm out 75% of its 16% working interest in a marginal producing gas well in Hansford County, Texas and to participate with its remaining 4% interest in the drilling of a horizontal lateral from that wellbore. Drilling commenced in January 2004 and the well began producing gas in February 2004. If and when payout occurs, the Company’s interest will increase to 7.3%. Drilling costs of $9,470 were capitalized as proved properties in 2004.

In March 2004 the Company agreed to participate in the drilling of two step-out wells on a Woods County, Oklahoma prospect in which it has an 18% working interest. Both wells were drilled and completed in June and July 2004 and are currently awaiting a pipeline connection. Estimated drilling costs of $123,786 were prepaid as of June 30, 2004.

In January 2004 the Company agreed to purchase for $94,960 a 7% interest in leases covering 54,263 mineral acres in Gentry, Harrison, Nodaway and Worth Counties, Missouri and to participate in the drilling of three stratigraphic tests and one core test in an effort to develop the area for coalbed methane production. The three stratigraphic tests were drilled in July 2004 and the results are currently being evaluated. The core test, and possibly a second one, will be drilled later this year. If the data from these tests look favorable the project will proceed with a four well pilot production test. In addition to the leasehold costs for this prospect discussed above, drilling costs of $8,628 were prepaid as of June 30, 2004.

In January 2004 the Company purchased a 15% interest in 1,397 net acres of leasehold on a Canadian County, Oklahoma prospect for $94,536 (including prospect and geological fees) and agreed to participate in the drilling of five exploratory wells. The five wells, in which the Company has working interests of 7.3%, 8.5%, 6.1%, 15% and 8.5% respectively, have been drilled and completed. The first and third wells are producing oil and gas at marginal rates. The other three wells are commercial oil and gas producers. There are up to ten additional development drilling locations on the prospect. Two additional wells will be drilled later this year. Drilling costs total $430,134 as of June 30, 2004, including prepaid drilling costs.

In January 2004 the Company purchased a 16% interest in 1,450 net acres of leasehold on an Alfalfa County, Oklahoma prospect for $17,400. An exploratory well was started in January 2004 and completed in February 2004 testing water and a small amount of gas. An attempt to remediate formation damage and a poor cement job was unsuccessful and the well was temporarily abandoned. A replacement well was drilled in May 2004 to test the prospect. It was plugged and abandoned. No further drilling is planned. Drilling costs of $72,778 have been charged as exploration expense as of June 30, 2004.

In January 2004 the Company purchased a 16% interest in 442 net acres of leasehold on a Creek County, Oklahoma prospect for $7,076. An exploratory well was commenced in January 2004 and casing was set. A completion attempt in one zone was unsuccessful. A second completion attempt in a shallower zone appeared to result in commercial gas production. However, since commencing sales in May 2004, gas volumes have declined and the well is now a marginal producer. Drilling costs of $59,923 have been capitalized as of June 30, 2004.

In June 2004 the Company purchased a 16% interest in a Cleveland County, Oklahoma prospect for $20,000. An exploratory well was commenced in June 2004 and drilled to total depth in July 2004. Well logs indicate several potentially productive zones, so casing was set. A completion attempt is currently underway. Estimated drilling costs of $90,906 have been prepaid as of June 30, 2004.

DD&A. The $123,538 (85%) increase in DD&A to $268,611 in 2004 from $145,073 in 2003 was partly due to an increase in the provision for impairment of undeveloped leaseholds of $45,973 (180%) to $71,456 in 2004 from $25,482 in 2003. This increase is a result of the increased costs for the prospects acquired in 2003 and earlier in 2004 described in the “Exploration Costs” section above which are amortized over the life of the leases, typically three years. In addition, depreciation of lease and well equipment and amortization of intangible drilling costs increased on successful wells $123,424 (241%) to $174,705 in 2004 from $51,281 in 2003. This increase is primarily the result of the increased oil and gas production in 2004 compared to 2003. These increases were offset by a decrease in the provision for impairment of long-lived assets of $50,058 (100%) to $-0- in 2004. In 2003 the provision for impairment was mostly the result of an unexpected decline in the production of recently completed wells.

General, Administrative and Other Expenses (G&A). The $18,587 (5%) increase in G&A to $388,212 in 2004 from $369,625 in 2003 was, to a significant degree, the result of an increase in Texas ad valorem taxes.

Other Income, Net. This line item decreased $70,321 to income of $22,223 in 2004 from $92,544 in 2003. See Note 3 to the accompanying condensed financial statements for an analysis of the components of this item.

Trading securities losses in 2004 were $1,475 as compared to gains of $51,629 in 2003, a decrease of $53,104. In 2004 the Company had unrealized trading losses of $10,380 from adjusting securities held at June 30 to fair market value that were mostly offset by net realized gains of $8,905. In 2003 the Company had unrealized gains of $114,238 offset by net realized losses of $62,609.

For the most part, interest income is from available for sale securities which, except for a $200,000 bank certificate of deposit (called in late 2003), are U.S. Treasury bills. Interest income declined $9,198 (33%) to $19,014 in 2004 from $28,212 in 2003. The decline in interest income was the combination of a decrease in both the average balance of available for sale securities outstanding and the average yield of the securities.

Equity earnings in investees decreased $13,267 to earnings of $4,584 in 2004 from $17,851 in 2003. The following is the Company’s share of earnings (losses) for 2004 and 2003 per review of the entities unaudited financial statements for the six months ended June 30, 2004 and 2003:

	Earnings (Losses)

	2004	2003

Broadway Sixty-Eight, Ltd	$9,274	$22,442
JAR Investments, LLC	2,965	(11,851)
Millennium Golf Properties, LLC	(7,655)	7,260

	$4,584	$17,851

See Note 4, to the accompanying condensed financial statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $55,253 to $233,215 in 2004 from $177,962 in 2003. The increase was due primarily to a decrease in deductible percentage depletion in 2004 from 2003. Of the 2004 income tax provision, the estimated current tax expense was $8,698 and the estimated deferred tax expense was $224,517. Of the 2003 income tax provision, the current and deferred expenses were $41,887 and $136,075 respectively. See Note 5, to the condensed statements for additional information on income taxes.

Item 3.  Material Changes in Results of Operations Three Months Ended June 30, 2004, Compared with Three Months Ended June 30, 2003.

Net income decreased $50,329 to $297,350 from $347,679 in 2003. The material changes in the results of operations which caused the decrease in net income will be discussed below.

Operating Revenues. Revenues from oil and gas sales increased $154,192 (20%) to $915,621 in 2004 from $761,429 in 2003. The increase was the result of an increase in gas sales of $58,136 (10%) to $658,523, an increase in oil sales of $84,159 (53%) to $242,089 and an increase in sales of miscellaneous products of $11,897 (382%) to $15,009.

The increase in gas sales was the result of an increase in the average price by $.09 per MCF to $5.11 for a positive price variance of $11,314, and an increase in the volume of gas sold of 9,327 MCF for a positive volume variance of $46,822.

The increase in oil sales was the result of an increase in the volume of oil produced by 1,134 Bbls to 6,726 for a positive volume variance of $32,024 and an increase in the average price received of $7.75 per Bbl to $35.99 for a positive price variance of $52,135.

Other operating revenues decreased $12,233 to $12,397 in 2004 from $24,630 in 2003 mostly because of the sale of a partial interest in an exploration prospect in 2003 with no similar sales in 2004.

Operating Costs and Expenses. Exploration costs charged to operations increased $23,202 to $26,786 in 2004 from $3,584 in 2003. Substantially all the exploration costs charged to operations were recorded in the first quarter of 2003.

DD&A increased $24,390 to $120,729 in 2004 from $96,339 in 2003. The increase was mostly the result of increased production from successful wells drilled and completed in the second half of 2003.

Other Income, Net. See Note 3 to the accompanying condensed financial statements for an analysis of the components of other income, net. In 2004 this line item decreased $52,167 to an income of $14,365 from $66,532 in 2003. To a significant degree, the decrease was the result of a $44,103 decrease in the gain on trading securities to a loss of $8,446 in 2004 from a gain of $35,657 in 2003.

Provision for Income Taxes. Provision for income taxes increased $58,448 (66%) to $146,588 in 2004 from $88,140 in 2003. See discussion in Item 2 above, for the six months and Note 5 to the accompanying condensed financials for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters which were not covered in the discussion in Item 2 above, for the six months.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consists of JAR Investments, LLC, an Oklahoma limited liability company and Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership. The Company does not have actual or effective control of either of these entities. Management of these entities could at any time make decisions in their own best interest which could materially affect the Company’s net income or the value of the Company’s investments.

For more information about these entities, see Note 4, to the accompanying financial statements and this management’s discussion and analysis subheading

THE RESERVE PETROLEUM COMPANY
CONTROLS AND PROCEDURES
June 30, 2004
(unaudited)

a)     Evaluation of Disclosure Controls and Procedures.

The effectiveness of the Company’s disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer as of the end of the period covered by this 10-QSB. The scope of their evaluation included the following categories of review: overall control environment, risk assessment capabilities, specific control activities, quality of information and communication, and performance monitoring. Based on their evaluation it is their conclusion that the effectiveness of the Company’s said disclosure controls and procedures is satisfactory.

b)     Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first six months of 2004, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders’ was held on Tuesday, May 25, 2004. A brief description of each matter voted on at the meeting is given in the paragraphs below.

The registrant’s board of directors was re-elected in its entirety. A summary of voting by individual directors follows:

	RESULTS OF VOTE

	BY PROXY		IN PERSON

		WITHHOLD		WITHHOLD
	FOR	AUTHORITY	FOR	AUTHORITY

MASON McLAIN	53,423	20	54,740	-
R.T. McLAIN	53,423	20	54,740	-
ROBERT SAVAGE	53,424	19	54,740	-
MARVIN E. HARRIS	53,438	5	54,740	-
JERRY L. CROW	53,424	19	54,740	-
WILLIAM (BILL) SMITH	53,438	5	54,740	-
DOUG FULLER	53,425	18	54,740	-

The stockholders approved all actions of the directors since the stockholders’ annual meeting on Tuesday, May 27, 2003. The stockholders cast 108,183 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

(a)     Exhibits

          The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit		S.E.C.	Exhibit
Reference	Description	Report (Date)	Number	Page

31	Chief Executive Officer’s
	Certification pursuant to
	Section 302 of the Sarbanes-
	Oxley Act of 2002	10-QSB (06/04)	31.1	19

31	Chief Financial Officer’s
	Certification pursuant to
	Section 302 of the Sarbanes-
	Oxley Act of 2002	10-QSB (06/04)	31.2	20

32	Chief Executive Officer’s and
	Chief Financial Officer’s
	Certification pursuant to
	Section 906 of the Sarbanes-
	Oxley Act of 2002	10-QSB (06/04)	32.1	21

(b)  Reports on Form 8-K

No reports on Form 8-K were required to be filed by the Registrant for the six months ended
June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)
Date: August 10, 2004	By:	/s/ Mason McLain
Mason McLain,
President

Date: August 10, 2004	By:	/s/ James L. Tyler
James L. Tyler
Chief Financial and Accounting Officer

