Form 10QSB
period 2004-09-30
RESERVE PETROLEUM CO
filed 2004-11-15
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 5, 2004, 165,547.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes___ No    X

PART 1
FINANCIAL INFORMATION

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30,	December 31,
	2004	2003
Current Assets:
Cash and Cash Equivalents	$496,269	$346,167
Available for Sale Securities	3,910,235	4,266,012
Trading Securities	228,149	251,667
Receivables	593,883	436,703
Refundable Income Taxes	31,101	34,685
Prepayments	----	5,625

	5,259,637	5,340,859

Investments:
Equity Investments	495,295	517,288
Other	15,298	15,298

	510,593	532,586

Property, Plant and Equipment:
Oil and Gas Properties, at Cost Based on the
Successful Efforts Method of Accounting
Unproved Properties	677,859	638,630
Proved Properties	7,018,441	5,568,684

	7,696,300	6,207,314
Less - Valuation Allowance & Accumulated
Depreciation, Depletion and Amortization	4,942,769	4,741,435

	2,753,531	1,465,879

Other Property and Equipment, at Cost	375,263	344,739
Less - Accumulated Depreciation & Amortization	169,568	173,979

	205,695	170,760

	2,959,226	1,636,639

Other Assets	460,857	447,166

	$9,190,313	$7,957,250

(continued)

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Concluded)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003

Current Liabilities:
Accounts Payable	$95,643	$38,862
Other Current Liabilities	158,899	112,414

	254,542	151,276

Dividends Payable	171,561	160,307
Deferred Tax Liability	359,382	8,144
	530,943	168,451

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	8,500,910	7,720,645
	8,658,278	7,878,013

Less - Treasury Stock, at Cost	253,450	240,490

	8,404,828	7,637,523

	$9,190,313	$7,957,250

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004	2003
Operating Revenues:
Oil and Gas Sales		$1,021,649		$697,189	$2,788,488	$2,173,938
Other		1,443		27,378	13,840	52,088

		$1,023,092		724,567	$2,802,328	2,226,026

Operating Costs and Expenses:
Production		164,737		127,200	436,681	377,260
Exploration		5,478		99,757	96,309	144,419
Depreciation, Depletion, Amortization
and Valuation Provisions		164,516		181,016	433,127	326,089
General, Administrative and Other		156,590		163,442	544,803	533,067

		491,321		571,415	1,510,920	1,380,835

Income From Operations		531,771		153,152	1,291,408	845,191

Other Income, Net		3,664		39,904	25,887	132,449

Income Before Income Taxes		535,435		193,056	1,317,295	977,640

Provision For Income Taxes		138,142		99,923	371,357	277,885

Net Income		$397,293		$93,133	$945,938	$699,755

Per Share Data:
Net Income, Basic and Diluted		$2.40		.56	$5.71	$4.20

Cash Dividends	$	---	$	---	$1.00	$1. 00

Weighted Average Shares Outstanding		165,550		166,346	165,712	166,522

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended
	September 30,
	2004	2003

Net Cash Provided by Operating Activities	$1,618,694	$1,018,606

Cash Flows from Investing Activities:
Sale and Maturity of Available
for Sale Securities	4,969,578	4,073,616
Purchase of Available for Sale Securities	(4,613,800)	(3,898,936)
Property Dispositions	44,638	29,871
Property Additions	(1,759,629)	(1,073,697)
Cash Distributions from Equity Investments	58,000	11,550
Cash Contributions to Equity Investments	----	(2,000)

Net Cash Applied to Investing Activities	(1,301,213)	(859,596)

Cash Flows from Financing Activities:
Dividends Paid to Shareholders	(154,419)	(156,776)
Purchase of Treasury Stock	(12,960)	(16,387)

Total Cash Applied to Financing Activities	(167,379)	(173,163)

Net Change in Cash and Cash Equivalents	150,102	(14,153)

Cash and Cash Equivalents, Beginning of Period	346,167	314,476

Cash and Cash Equivalents, End of Period	$496,269	$300,323

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Periods For:
Interest	$9,375	$11,250
Income Taxes	$50	$50

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-KSB.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003

Realized and Unrealized Gain (Loss)
On Trading Securities	$(22,520)	$9,364	$(23,995)	$60,993
Gain (Loss) on Asset Sales	(15,485)	123	(13,823)	2,229
Interest Income	11,135	12,278	30,150	40,490
Equity Earnings in Investees	31,424	12,683	36,007	30,534
Agricultural Rental Income	----	5,600	5,647	5,600
Other Income	1,034	1,798	1,435	2,145
Interest and Other Expenses	(1,924)	(1,942)	(9,534)	(9,542)

Other Income, Net	$3,664	$39,904	$25,887	$132,449

Note 3 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

       The carrying value of Equity Investments consist of the following:

		September 30,	December 31,
	Ownership %	2004	2003

Broadway Sixty-Eight, Ltd.	33%	$301,722	$286,218
JAR Investment, LLC	25%	93,960	91,365
Millennium Golf Properties, LLC	9%	75,904	75,996
OKC Industrial Properties, LLC	10%	23,709	63,709

		$495,295	$517,288

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $161,829 at September 30, 2004. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at September 30, 2004 was $169,750 plus costs and expenses related to enforcement and collection.

The Company has a continuing guaranty agreement relating to a JAR bank loan with an outstanding balance of $539,050 at September 30, 2004. This loan matures May 22, 2009. The maximum liability of the Company under the guaranty will not exceed 25% of all indebtedness under the loan. The maximum potential amount of future payments (undiscounted) the Company could be required to make is $134,763 plus all cost and expenses of enforcement of the guaranty and collection and sale of the collateral securing the guaranty. The note is collateralized by commercial property owned by JAR with a 2003 appraised value of $1,300,000. The Company’s 25% ownership interest in this appraised value is $325,000, or more than twice the maximum potential undiscounted liability under the guaranty agreement. Management believes the fair value of the Company’s obligation under this continuing guarantee is nominal.

Note 4 - PROVISION FOR INCOME TAXES

In 2004 and 2003, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

Note 5 - SUBSEQUENT EVENTS AND CONTINGENT REVENUES

In October and November, 2004 the Company negotiated several lease and lease extension agreements for Company owned minerals. These agreements will result in approximately $270,000 of lease bonus revenue which will be recorded in the 2004 fourth quarter operating results.

In addition, the Company was notified subsequent to September 30, 2004 by the District Court of Texas County, Oklahoma, that approximately $300,000 should be received as the Company’s share of a class action litigation settlement in December 2004 or January 2005. This amount will be recorded as "Other Income" when received.

THE RESERVE PETROLEUM COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under "Forward Looking Statements" on page 8 of the Company’s Form 10-KSB for the year ended December 31, 2003.

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

Financial Conditions and Results of Operations

1.  Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first nine months of 2004, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $1,618,694, the Company also had cash provided by the sale and maturities of available for sale securities of $4,969,578, by property dispositions of $44,638 and distributions from equity investments of $58,000 for total cash provided by internal sources of $5,072,216. The Company utilized cash for the purchase of available for sale securities of $4,613,800, oil and gas property additions of $1,759,629, and financing activities of $167,379 for total cash applied of $6,540,808. The $150,102 excess of cash provided over cash applied was added to cash and cash equivalents.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in working capital line items from December 31, 2003. A discussion of these items follows.

The balance of trading securities decreased $23,518 (9%) to $228,149. For the most part the decrease was the result of net unrealized losses of $28,944 resulting from a change in the trading securities estimated fair market value as partially offset by net realized gains of $4,949 on security sales.

Receivables increased $157,180 (36%) to $593,883. The increase was the result of an increase of $160,497 in accruals of oil and gas sales occurring before October 1, 2004, which were not received by the Company at September 30. The increase in oil and gas sales accruals was the result of the increase in oil and gas sales prices and volumes. See the discussion of revenues under subheading "Operating Revenues", below for more information about the increased sales of oil and natural gas.

Accounts payable increased $56,781 (146%) to $95,643. At the end of both periods, the accounts payable balance generally was for costs of oil and gas exploration and production. The increase in payables at September 30, 2004 was due to increased drilling activity in which the Company was participating.

Other current liabilities increased $46,485 (41%) to $158,899. The increase was for estimated advalorem tax accruals of $30,000 at September 30, 2004 which will be billed and paid before the end of the year. The remaining increase of $16,485 was due mostly to a current deferred tax liability increase.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted above, net cash provided by operating activities was $1,618,694 in 2004. This was an increase of $600,088 from the comparable period in 2003. The increase was mostly the result of an increase of $614,550 in revenue from oil and gas sales. For more information see, "Operating Revenues", below.

The Company had sales and maturities of available for sale securities of $4,969,578 in 2004 compared to $4,073,616 in 2003. Proceeds from the sale and maturities of these securities in the amount of $4,613,800 in 2004 and $3,898,936 in 2003 were used to purchase additional available for sale securities. The remaining funds from the sale and maturities of $355,778 in 2004 and $174,680 in 2003 were left in cash and/or cash equivalent accounts for use in the Company’s other investing, operating and financing activities.

Cash applied to the purchase of property additions in 2004 was $1,759,629, an increase of $685,932 from cash applied in 2003 of $1,073,697. In 2004, substantially all of cash applied to property additions was related to oil and gas exploration activity. In 2003, cash of $224,000 was applied to the purchase of producing gas properties, with most of the remaining amount being applied to oil and gas exploration activity. See the subheading "Exploration Costs", below for additional information.

Conclusion. Other than the subsequent and contingent revenues discussed in Note 5 to the accompanying condensed financial statements, management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2003, would not be representative of the Company’s current position.

2.    2. Material Changes in Results of Operations Nine Months Ended September 30, 2004, Compared with Nine Months Ended September 30, 2003.

Please refer to the Condensed Statements of Operations on page 4 of this Form 10-QSB to supplement the following discussion. The Company had net income of $945,938 in 2004 compared to net income of $699,755 in 2003, an increase of $246,183. The increase in net income was the combined result of a $576,302 (26%) increase in operating revenues, offset by a $130,085 (9%) increase in operating costs and expenses and a $106,562 (80%) decrease in other income, and a $93,472 (34%) increase in the provisions for income taxes.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from crude oil and natural gas sales were $2,788,488 in 2004, an increase of $614,550 (28%) from $2,173,938 in 2003. Sales of miscellaneous products were $44,489 in 2004 and $7,043 in 2003.

Oil sales increased $190,822 (40%) to $673,746 in 2004 from $482,924 in 2003. The increase was the result of an increase in the average price per barrel (Bbl) of $6.35 to $35.74 per Bbl for a positive price variance of $119,610. Additionally, a positive volume variance of $71,212 resulted from an increase in production of 2,423 Bbls to 18,852 Bbls.

Gas sales increased $386,282 (23%) to $2,070,253 in 2004 from $1,683,971 in 2003 as the result of an increase in the volume of gas sold. The average price received was $5.20 per MCF for both 2004 and 2003. The volume of gas sold increased 74,258 MCF to 397,972 MCF resulting in a positive volume variance of $386,142.

For oil sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. The increase in volumes of oil and gas sales were the result of the successful wells discovered in late 2003 and the first nine months of 2004 which first produced after September 30, 2003.

Other operating revenues include lease bonuses and rentals of $13,840 in 2004 and $30,669 in 2003. Also, in 2003, the Company sold a part of its interest in an undeveloped exploration prospect for a net gain of $21,419, with no similar sales in 2004.

Operating Costs and Expenses. Operating costs and expenses increased $130,085 (9%) to $1,510,920 in 2004 from $1,380,835 in 2003. The increase was the result of an increase in production costs of $59,421, general administrative and other expense (G&A) of $11,736, and an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $107,038, as partially offset by a decrease in exploration costs charged to expense of $48,110. The significant changes in these line items will be discussed below.

   Production Costs. The increase in production costs of $59,421 (16%) to $436,681 in 2004 from $377,260 in 2003 was primarily the result of a $23,016 (20%) increase in gross production taxes to $140,705 and a $34,193 (14%) increase in lease operating expense due to wells which first produced after September 30, 2003. Gross production taxes are state taxes usually calculated as a percentage of gross oil and gas revenue and therefore will fluctuate with the dollar amount of oil and gas sales.

Exploration Costs. Total exploration costs incurred in 2004 were $1,803,187 of which $96,309 was charged to expense and the remaining $1,706,878 was recorded as assets, including $278,890 for the purchase of undeveloped leaseholds. The foregoing compares to exploration costs of $960,993 in 2003 of which $144,419 was charged to expense, and $816,574 was recorded as assets, including $87,655 for the purchase of undeveloped leaseholds. Of the total exploration costs charged to expense in 2003, approximately $23,900 were late billings for 2002 dry holes.

The following is a summary as of November 5, 2004, updating both exploration and development activity from December 31, 2003.

In 2001 the Company purchased an 18% working interest in a Barber County, Kansas prospect. Two exploratory wells were drilled in 2002. The first was completed as a commercial oil well and the second as a marginal gas well. Following a 3-D seismic survey, a third well was drilled and completed as a commercial gas well in 2003 and a pipeline was constructed to gather the gas. Also in 2003, an offset to the third well was drilled and completed as a commercial oil and gas producer and a second 3-D seismic survey was conducted on land adjoining the original survey. A fifth well was commenced in May 2004 and completed in June 2004 as a commercial oil and gas well. A sixth well was drilled and completed in September 2004. It appears to be a commercial gas well and it will commence sales in November 2004. Two or three additional wells will be drilled in 2005. Capitalized costs for the nine months ended September 30, 2004 were $140,825.

The Company participated in the development of a Bryan County, Oklahoma prospect with a 50% interest in 656 net acres of leasehold. The Company has recently agreed to sell most of its interest and will participate with a 9% working interest in the drilling of an exploratory well in the first quarter of 2005.

The Company participated in the development of a Woods County, Oklahoma prospect retaining a 16% working interest in the initial drillsite section and a 17.5% interest in offsetting acreage. An exploratory well was drilled and completed in 2003 as a commercial oil and gas producer. An offset well was commenced in March 2004 and completed in April 2004. The zone was non-commercial, but a sale of the well has been negotiated and the Company will recover most of its costs. Drilling costs of $76,980 were capitalized as of September 30, 2004.

In 2003 the Company purchased a 5% working interest in 1,415 net acres of leasehold outside of the initial drillsite section on a Dewey County, Oklahoma prospect. The Company owns approximately 28 net acres of minerals in the drillsite section with which it participated in the drilling and completion of the initial test well, resulting in a marginal oil and gas producer. A second well was started in February 2004 and completed in April 2004 as a marginal oil well. Drilling costs of $115,819 for both wells were capitalized as of September 30, 2004. However, an impairment expense of approximately $69,000 has been charged against these wells in 2004.

In 2003 the Company participated with a 14.44% working interest in the drilling of an exploratory well on a Coal County, Oklahoma prospect. The well was completed in February 2004 and swab tested for oil production. In September 2004 a pumping unit was installed to test the zone and see if permanent surface production facilities are justified. The zone appears to be commercial. Capitalized costs for the nine months ended September 30, 2004 were $33,894.

In 2003 the Company agreed to participate with a fee mineral interest in a proposed waterflood unit in Harding County, South Dakota. The unit became effective on June 1, 2003, with the Company having a 0.96% working interest during Phase I and a 4.32% interest during Phase II. Opposing horizontal laterals were drilled from an existing vertical wellbore and the well began producing oil in July 2003. It was to be produced for several months and then converted to water injection. Another horizontal well was started in October 2003. It was completed and began pumping oil at a high rate in January 2004. It was also to be produced for several months and then converted to water injection; however, the high oil production rate led to a decision to postpone the conversion indefinitely. In April 2004 a vertical wellbore was drilled and casing was set. In May 2004 operations were commenced to drill opposing horizontal laterals from that wellbore and to drill a second lateral from an existing horizontal well. This work was successfully completed in June 2004 and by July 2004 there were six horizontal oil producers in the unit. Decisions will be made later this year as to when and where water injection will commence. Capitalized costs for the nine months ended September 30, 2004 were $23,221.

In 2003 the Company purchased an interest in a Dewey County, Oklahoma prospect. It participated with an 8% working interest in the drilling of an exploratory well which was successfully completed as a commercial gas and gas condensate producer. An offset well, in which the Company has a 5.48% working interest, was started in March 2004 and completed in April 2004 as a commercial gas and gas condensate producer. An offset to the second well (Company working interest 2.33%) will be started in November 2004. If successful, an offset to the first well (Company working interest 6%) will be drilled in 2005. Additional acreage is being acquired in the area. Drilling costs of $71,129 were capitalized as of September 30, 2004.

In 2003 the Company agreed to participate with its 19.6% working interest in the drilling of a step-out well in Morton County, Kansas and to acquire its share of non-consenting interest in the well, increasing its working interest to 27.8%. The well will likely be drilled in 2005.

In 2003 the Company agreed to farm out 75% of its 16% working interest in a marginal producing gas well in Hansford County, Texas and to participate with its remaining 4% interest in the drilling of a horizontal lateral from that wellbore. Drilling commenced in January 2004 and the well began producing gas in February 2004. If and when payout occurs, the Company’s interest will increase to 7.3%. Drilling costs of $9,307 were capitalized as proved properties in 2004.

In March 2004 the Company agreed to participate in the drilling of two step-out wells on a Woods County, Oklahoma prospect in which it has an 18% working interest. Both wells were drilled and completed in June and July 2004 and sales commenced in September 2004. Both are commercial gas producers. The Company participated with an 11.7% working interest in the acquisition of additional acreage and the drilling and completion of another step-out well in September and October 2004. It also participated in the recompletion of the original prospect well in October 2004. Both wells are currently being tested. Drilling costs total $160,195 as of September 30, 2004, including prepaid drilling costs.

In January 2004 the Company agreed to purchase for $94,960 a 7% interest in leases covering 54,263 mineral acres in Gentry, Harrison, Nodaway and Worth Counties, Missouri and to participate in the drilling of three stratigraphic tests and one core test in an effort to develop the area for coalbed methane production. The three stratigraphic tests were drilled in July 2004 and the results are being evaluated. The core test is currently being drilled. If the data from these tests look favorable, the project will proceed with a four well pilot production test. Drilling costs of $9,531 were capitalized as of September 30, 2004.

In January 2004 the Company purchased a 15% interest in 1,397 net acres of leasehold on a Canadian County, Oklahoma prospect for $94,536 (including prospect and geological fees) and agreed to participate in the drilling of five exploratory wells. The five wells, in which the Company has working interests of 7.3%, 8.5%, 6.1%, 15% and 8.5% respectively, have been drilled and completed. The first and third wells are producing oil and gas at marginal rates. The other three wells are commercial oil and gas producers. There are up to ten additional development drilling locations on the prospect. Two additional wells will be drilled this year. Drilling costs total $550,966 as of September 30, 2004, including prepaid drilling costs.

In January 2004 the Company purchased a 16% interest in 1,450 net acres of leasehold on an Alfalfa County, Oklahoma prospect for $17,400. An exploratory well was started in January 2004 and completed in February 2004 testing water and a small amount of gas. An attempt to remediate formation damage and a poor cement job was unsuccessful and the well was temporarily abandoned. A replacement well was drilled in May 2004 to test the prospect. It was plugged and abandoned. No further drilling is planned. Drilling costs of $79,409 have been charged as exploration expense as of September 30, 2004.

In January 2004 the Company purchased a 16% interest in 442 net acres of leasehold on a Creek County, Oklahoma prospect for $7,076. An exploratory well was commenced in January 2004 and casing was set. A completion attempt in one zone resulted in marginal gas production. A second completion attempt in a shallower zone appeared to result in commercial gas production. However, after commencing sales in May 2004, gas volumes declined rapidly. The two zones were commingled in October 2004 and the well is now a marginal producer. Drilling costs of $66,398 have been capitalized as of September 30, 2004.

In June 2004 the Company purchased a 16% interest in a Cleveland County, Oklahoma prospect for $20,000. An exploratory well was commenced in June 2004 and completed in August 2004. It is producing oil at good rates from two zones. Drilling costs of $168,094 have been capitalized as of September 30, 2004.

In July 2004 the Company participated with a fee mineral interest in a McIntosh County, Oklahoma exploratory well. The Company’s working interest is 3.13%. The well was completed in September 2004 testing gas at marginal rates. It is currently shut in awaiting pipeline connection. Estimated drilling costs were $4,154 as of September 30, 2004.

In August 2004 the Company participated in the drilling of an exploratory well on a Stephens County, Oklahoma prospect with a 2.92% working interest. The well was completed in September 2004 as a commercial oil and gas producer. Drilling costs as of September 30, 2004 total $25,535.

In October 2004 the Company purchased a 16% interest in a McClain County, Oklahoma prospect for $20,000. An exploratory well was started in October 2004 and is currently drilling.

    DD&A. The $107,038 (33%) increase in DD&A to $433,127 in 2004 from $326,089 in 2003 was primarily the result of increased depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells of $108,678 (106%) to $210,786 in 2004 from $102,108 in 2003. This increase is primarily the result of the increased oil and gas production in 2004 compared to 2003.

General, Administrative and Other Expenses (G&A). The $11,736 (2%) increase in G&A to $544,803 in 2004 from $533,067 in 2003, was to a significant degree, the result of an increase in Texas advalorem taxes.

Other Income, Net. This line item decreased $106,562 to $25,887 in 2004 from $132,449 in 2003. See Note 2 to the accompanying condensed financial statements for an analysis of the components of this item.

Trading securities losses in 2004 were $23,995 as compared to gains of $60,993 in 2003, a decrease of $84,998. In 2004 the Company had unrealized losses of $28,944 from adjusting securities held at September 30 to estimated fair market value. These unrealized losses were partially offset by net realized trading gains of $4,949. In 2003 the Company had unrealized gains of $217,838 as partially offset by realized losses of $156,845.

For the most part, interest income is from available for sale securities which are U.S. Treasury bills. Interest income declined $10,341 (26%) to $30,150 in 2004 from $40,490 in 2003. The decline in interest income was the combination of a decrease in both the average balance of available for sale securities outstanding and the average yield of the securities.

Equity earnings in investees increased $5,473 (18%) to earnings of $36,007 in 2004 from $30,534 in 2003. The following is the Company’s share of earnings (losses) for 2004 and 2003 per review of the entities unaudited financial statements for the nine months ended September 30, 2004 and 2003:

	Earnings (Losses)
	2004	2003
Broadway Sixty-Eight, Ltd.	$15,504	$32,538
JAR Investments, LLC	2,595	(14,742)
Millennium Golf Properties, LLC	17,908	12,738
	$36,007	$30,534

See Note 3, to the accompanying condensed financial statements, and "Off-Balance Sheet Arrangements" below for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, increased $93,472 (34%) to $371,357 in 2004 from $277,885 in 2003. The $93,472 increase in the provision was the result of an increase in income before income taxes to $1,317,295 in 2004 from $977,640 in 2003.

See Note 4 to the accompanying condensed financial statements for a discussion of the provision for income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2004, Compared with Three Months Ended September 30, 2003.

Net income increased $304,160 to $397,293 from $93,133 in 2003. The material changes in the results of operations which caused the increase in net income will be discussed below.

Operating Revenues. Revenues from oil and gas sales increased $324,460 (47%) to $1,021,649 in 2004 from $697,189 in 2003. The increase was the result of an increase in gas sales of $247,875 (47%) to $776,409, an increase in oil sales of $65,926 (39%) to $233,350 and an increase in sales of miscellaneous products of $10,659 to $11,890.

The increase in gas sales was the result of an increase in the average price by $1.15 per MCF to $5.83 for a positive price variance of $153,320 in the volume of gas sold of 20,204 MCF for a positive volume variance of $94,555.

The increase in oil sales was the result of an increase in the average price received of $12.58 per Bbl to $41.54 for a positive price variance of $70,645, offset by a decrease in the volume of oil produced by 163 Bbls to 5,618 for a negative volume variance of $4,720.

Other operating revenues decreased $25,935 to $1,443 because of lower lease bonuses.

Operating Costs and Expenses. Production costs increased $37,537 to $164,737 in 2004 from $127,200 in 2003. The increase is due to increased production taxes and lease operating expense. See the production costs discussion in Item 2 above for the nine months.

Exploration costs charged to operations decreased $94,279 to $5,478 in 2004 from $99,757 in 2003 as a result of lower G&G costs and dry hole costs for the same period each year. See the exploration costs discussion in Item 2 above for the nine months.

Other Income, Net. See Note 2 to the accompanying condensed financial statements for an analysis of the components of other income, net. In 2004 this line item decreased $36,240 to income of $3,664 from income of $39,904 in 2003. To a significant degree, the decrease was the result of a $31,884 increase in the loss on trading securities to $22,520 in 2004 from a gain of $9,364 in 2003.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, increased $38,219 to $138,142 in 2004 from $99,923 in 2003. The $38,219 increase in the provision was the result of an increase in income before taxes to $535,435 in 2004 from $193,056 in 2003.

See Note 4 to the accompanying condensed financials for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters which were not covered in the discussion in Item 2 above for the nine months.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of JAR Investments, LLC, an Oklahoma limited liability company and Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership. The Company does not have actual or effective control of either of these entities. Management of these entities could at any time make decisions in their own best interest which could materially affect the Company’s net income or the value of the Company’s investments.

For more information about these entities, see Note 3, to the accompanying financial statements and this management’s discussion and analysis subheading, "Other Income, Net".

THE RESERVE PETROLEUM COMPANY
CONTROLS AND PROCEDURES
September 30, 2004
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

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first nine months of 2004, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 6.  Exhibits.

     The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit	S.E.C.	Exhibit
Reference	Description	Report (Date)	Number	Page

31	Chief Executive Officer’s
	Certification pursuant to
	Section 302 of the Sarbanes-
	Oxley Act of 2002	10-QSB (09/04)	31.1	20

31	Chief Financial Officer’s
	Certification pursuant to
	Section 302 of the Sarbanes-
	Oxley Act of 2002	10-QSB (09/04)	31.2	21

32	Chief Executive Officer’s and
	Chief Financial Officer’s
	Certification pursuant to
	Section 906 of the Sarbanes-
	Oxley Act of 2002	10-QSB (09/04)	32.1	22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)
Date: November 12, 2004	By:	/s/ Mason McLain
Mason McLain,
President

Date: November 12, 2004	By:	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer

