Form 10QSB
period 2005-03-31
RESERVE PETROLEUM CO
filed 2005-05-16
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of May 10, 2005, 164,817.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes_ No X

PART 1
FINANCIAL INFORMATION

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS
	March 31,	December 31,
	2005	2004
Current Assets:
Cash and Cash Equivalents	$604,517	$570,497
Available for Sale Securities	5,126,324	4,718,828
Trading Securities	253,155	261,893
Receivables	665,066	669,008
	6,649,062	6,220,226
Investments:
Equity Investments	538,547	532,469
Other	15,298	15,298

	553,845	547,767
Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the
Successful Efforts Method of Accounting
Unproved Properties	647,155	624,061
Proved Properties	7,786,335	7,172,141

	8,433,490	7,796,202
Less - Valuation Allowance and Accumulated
Depreciation, Depletion & Amortization	5,246,429	5,141,638

	3,187,061	2,654,564

Other Property & Equipment, at Cost	377,069	375,568
Less - Accumulated Depreciation & Amortization	174,663	175,615

	202,406	199,953

	3,389,467	2,854,517

Other Assets	466,252	461,722

	$11,058,626	$10,084,232
(continued)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Concluded)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2005	2004

Current Liabilities:
Accounts Payable	$359,470	$169,823
Income Taxes Payable	37,485	4,394
Other Current Liabilities -
Deferred Income Taxes and Other	156,996	147,682

	553,951	321,899
Long Term Liabilities:
Dividends Payable	169,607	170,928
Deferred Income Taxes	493,650	384,484
	663,257	555,412

Commitments & Contingencies

Stockholders’ Equity
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	9,964,588	9,303,963
	10,121,956	9,461,331
Less - Treasury Stock	280,538	254,410
	9,841,418	9,206,921
	$11,058,626	$10,084,232

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating Revenues:
Oil and Gas Sales	$1,188,134	$851,218
Lease Bonuses and Other	213,436	--

	1,401,570	851,218

Operating Costs and Expenses:
Production	193,788	124,544
Exploration	48,411	64,045
Depreciation, Depletion, Amortization
and Valuation Provisions	122,041	147,882
General, Administrative and Other	222,389	184,683

	586,629	521,154

Income from Operations	814,941	330,064
Other Income, Net	11,508	7,858

Income Before Income Taxes	826,449	337,922
Provision for Income Taxes	165,824	86,627

Net Income	$660,625	$251,295

Per Share Data
Net Income, Basic and Diluted	$4.00	$1.51

Weighted Average Shares
Outstanding, Basic and Diluted	165,281	165,918

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended
	March 31,
	2005	2004

Net Cash Provided by Operating Activities	$901,819	$424,084

Cash Flows Applied to Investing Activities:
Purchases of Available for Sale Securities	(1,406,721)	--
Maturity of Available for Sale Securities	999,225	--
Property Dispositions	1,644	1,553
Property Additions	(434,498)	(636,627)

Net Cash Applied to Investing Activities	(840,350)	(635,074)

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(1,321)	(515)
Purchase of Treasury Stock	(26,128)	(1,760)

Total Cash Applied to Financing Activities	(27,449)	(2,275)

Net Change in Cash and Cash Equivalents	34,020	(213,265)
Cash and Cash Equivalents,
Beginning of Period	570,497	346,167

Cash and Cash Equivalents,
End of Period	$604,517	$132,902

Supplemental Disclosures of
Cash Flow Information,
Cash Paid During the Periods for:
Interest	$3,750	$3,750
Income Taxes	$80,000	$--

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1 - BASIS OF PRESENTATION

    In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - COMPREHENSIVE INCOME

Total comprehensive income was $660,625 for the three months ended March 31, 2005. Total comprehensive income for the three months ended March 31, 2004, was $251,295.

Note 3 - OTHER INCOME, NET

 The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Realized and Unrealized Gain (Loss)
On Trading Securities	$(9,120)	$6,971
Gain (Loss) on Asset Sales	(8,206)	1,432
Interest Income	26,193	9,750
Equity Earnings (Loss) in Investees	6,078	(4,713)
Other Income	381	90
Interest and Other Expenses	(3,818)	(5,672)

Other Income, Net	$11,508	$7,858

Note 4 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

    The carrying value of Equity Investments consist of the following:

		March 31,	December 31,
	Ownership %	2005	2004
Broadway Sixty-Eight, Ltd.	33%	$323,893	$308,284
JAR Investment, LLC	25%	97,149	93,820
Millennium Golf Properties, LLC	9%	44,816	57,676
OKC Industrial Properties, LLC	10%	72,689	72,689
		$538,547	$532,469

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $158,321 at March 31, 2005. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at March 31, 2005 was $169,750 plus costs and expenses related to enforcement and collection.

The Company has a continuing guaranty agreement relating to a JAR bank loan with an outstanding balance of $527,203 at March 31, 2005. This loan matures May 22, 2009. The maximum liability of the Company under the guaranty will not exceed 25% of all indebtedness under the loan. The maximum potential amount of future payments (undiscounted) the Company could be required to make is $131,801 plus all cost and expenses of enforcement of the guaranty and collection and sale of the collateral securing the guaranty. The note is collateralized by commercial property owned by JAR with a 2003 appraised value of $1,300,000. The Company’s 25% ownership interest in this appraised value is $325,000, or more than twice the maximum potential undiscounted liability under the guaranty agreement. Management believes the fair value of the Company’s obligation under this continuing guarantee is nominal.

JAR is currently negotiating with a buyer who wants to purchase the commercial property JAR owns. The sale price approximates the $1,300,000 appraised value, and if the sale closes, JAR plans to retire the outstanding bank loan securing the property.

Note 5 - PROVISION FOR INCOME TAXES

In 2005 and 2004, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

Note 6 - CUSTOMERS

In 2005 and 2004, the Company had one customer (XTO Energy) whose total purchases were greater than 10% of revenues from oil and gas sales. The purchases were $193,355 or 16% of total sales for the first quarter of 2005 and $130,042 or 15% of total sales for the first quarter of 2004.

THE RESERVE PETROLEUM COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2005
(Unaudited)

This discussion and analysis should be read with reference to a similar discussion in the Company’s December 31, 2004, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the Company’s Form 10-KSB for the year ended December 31, 2004.

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

Financial Conditions and Results of Operations

1. Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 3 and 4 and the Condensed Statements of Cash Flow on page 6 of this Form 10-QSB to supplement the following discussion. In the first quarter of 2005, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $901,819, the Company also had cash provided by property dispositions of $1,644 for total cash provided by internal sources of $903,463. The Company utilized most of this cash for oil and gas property additions of $434,498 and financing activities of $407,496. Cash and cash equivalents increased $34,020 (6%) to $604,517.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other significant changes in working capital line items from December 31, 2004. A discussion of these items follows.

Available for Sale Securities increased $407,496 (9%) to $5,126,324 as part of the excess cash from operations was used to purchase additional securities.

Accounts payable increased $189,647 (112%) to $359,470. The increase is the result of increased drilling activity in the first quarter of 2005 versus the fourth quarter of 2004.

Income taxes payable increased $33,091 (753%) to $37,485. The increase represents the estimated provision for current income taxes of $62,344 plus approximately $50,000 of refunds received for prior year state and federal tax overpayments offset by an $80,000 payment for 2004 estimated federal income taxes. See the subheading “Provision for Income Taxes”, below, for more information.

Deferred income taxes and other liabilities increased $9,314 (6%) to $156,996. The increase is due to the first quarter of 2005 advalorem tax accruals of $15,000 that are paid in the fourth quarter each year offset by a decrease of $5,686 in current deferred taxes payable.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in the above paragraph, net cash provided by operating activities was $901,819 in 2005, an increase of $477,735 (113%) from the comparable period in 2004. To a great extent, the increase was the result of an increase in revenue from oil and gas sales and lease bonuses. For more information see, “Operating Revenues”, below.

Available for sale securities at March 31,  2005 and December 31, 2004 are comprised entirely of US treasury bills with six month maturities. During the quarter ended March 31, 2005, $999,225 of these securities matured and the cash was used to purchase new securities. As discussed above in the working capital changes, $407,496 of excess cash was used to purchase additional securities. During the quarter ended March 31, 2004 there were no maturities or purchases of securities.

Cash applied to the purchase of property additions in 2005 was $434,498, a decrease of $202,129 (32%) from cash applied in 2004 of $636,627. In both 2005 and 2004, all cash applied to property additions was related to oil and gas exploration and development activity. See the subheading “Exploration Costs”, below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2004, would not be representative of the Company’s current position.

2. Material Changes in Results of Operations Three Months Ended March 31, 2005, Compared with Three Months Ended March 31, 2004.

Net Income increased $409,330 to $660,625 in 2005 from $251,295 in 2004. Net income per share, basic and diluted, increased $2.49 to $4.00 per share in 2005 from $1.51 per share in 2004.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $336,916 (40%) to $1,188,134 in 2005 from $851,218 in 2004. Of the $336,916 increase, crude oil sales contributed $189,317, natural gas sales $141,226 and miscellaneous oil and gas product sales $6,373.

The $189,317 (95%) increase in oil sales to $387,625 in 2005 from $198,308 in 2004 was the result of an increase in volume sold and the average price per barrel (Bbl). The volume of production increased 2,179 Bbls to 8,687 Bbls in 2005 resulting in a positive volume variance of $66,394. The average price per Bbl increased $14.15 to $44.62 per Bbl in 2005 resulting in a positive price variance of $122,923.

The $141,227 (22%) increase in gas sales to $776,547 in 2005 from $635,320 in 2004, was the result of a decrease in the volume sold offset by an increase in the average unit price. The volume of gas sold decreased 4,300 MCF to 131,462 MCF in 2005 from 135,762 MCF in 2004, for a negative volume variance of $20,124. The average price per thousand cubic feet (MCF) increased $1.23 to $5.91 per MCF in 2005, from $4.68 per MCF in 2004, resulting in a positive price variance of $161,350 .

Sales of miscellaneous oil and gas products were $23,962 in 2005, as compared to $17,590 in 2004.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. The increase in volume of oil sales was the result of production from properties which first produced after March 31, 2004. The decrease in volume of gas sales was due to the normal decline in production from mature properties.

Lease bonuses of $213,436 for the first quarter of 2005 were for leases and lease extensions for Company owned minerals. No similar bonuses were received in the first quarter of 2004.

Operating Costs and Expenses. Operating costs and expenses increased $65,475 (13%) to $586,629 in 2005 from $521,154 in 2004. Material line item changes will be discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $69,244 (56%) in 2005 to $193,788. Part of this increase was due to a gross production tax increase of $15,805 (38%) to $57,877 in 2004 as a result of increased oil and gas sales. The remaining lease operating, hauling and compression expense increased by $53,439 (65%) to $135,911. Of the $53,439 increase approximately $15,000 was due to workover expense. The remaining approximately $38,000 increase was due to higher expenses on existing producing properties and current operating expense on wells which first produced after March 31, 2004.

Exploration Costs. Total exploration expense decreased $15,634 (24%) to $48,411 in 2005. The decrease was due to decreased dry hole expense in 2005 versus 2004. The following is a summary as of May 3, 2005, updating both exploration and development activity from December 31, 2004.

The Company participated with its 18% working interest in the drilling of a step-out well on a Barber County, Kansas prospect. The well was started in March 2005, completed in April 2005 and is currently being tested. It appears to be a commercial gas well. Two additional development wells, one a re-entry, will be drilled in June 2005 and a third is planned for October 2005. Capitalized costs for the period ended March 31, 2005 were $34,510.

The Company participated with a 50% interest in the development of a Bryan County, Oklahoma prospect. The Company has sold a portion of its interest and will participate with a 9% working interest in the drilling of an exploratory well in the second or third quarter of 2005.

The Company has a 0.96% Phase I interest and a 4.32% Phase II interest in a Harding County, South Dakota waterflood unit. There are currently six horizontal oil producers in the unit. Water injection into one of the wells should commence in June 2005. Capitalized costs as of March 31, 2005 were $55,864.

The Company participated in the drilling of two step-out wells on a Dewey County, Oklahoma prospect. The first well, in which the Company has a 6% working interest, was started in March 2005. Casing was set in April 2005 and a completion attempt is in progress. The second well (Company working interest 5.4%) was started in April 2005 and is currently drilling. Additional drilling is likely. Drilling costs total $56,842 as of March 31, 2005.

In February 2005 the Company participated in the drilling of a step-out well in Morton County, Kansas with a 19.6% working interest. It was completed in March 2005 and flowed gas at a commercial rate. It is currently awaiting pipeline connection. Drilling costs capitalized as of March 31, 2005 were $100,471.

In March 2005 the Company participated with its 11.7% interest in the recompletion of a non-commercial well on a Woods County, Oklahoma prospect. The well is now a marginal gas producer. The Company will participate in the drilling of two development wells, one a re-entry, on the prospect with interests of 18% and 16.56%. Drilling should commence in June or July 2005. Drilling costs total $66,192 as of March 31, 2005.

The Company participated in the drilling of five development wells and the recompletion of a marginal well on a Canadian County, Oklahoma prospect. The first well (Company working interest 6.1%) was started in January 2005 and completed in March 2005 as a commercial oil and gas producer. The second well (3.8% interest) was started in February 2005 and the third well (7.5% interest) in March 2005. Completion attempts on both wells are in progress. The fourth well (8.5% interest) was started in April 2005. Casing was set and a completion attempt is pending. The fifth well (15% interest) was also started in April 2005 and is currently drilling. The recompletion (7.3% interest) was started in February 2005 and is still in progress. It appears that a commercial oil and gas zone has been added to the well. Drilling costs total $202,596 as of March 31, 2005, including prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Creek County, Oklahoma prospect. The well was started in February 2005 and completed in March 2005 as a commercial gas producer. Drilling costs of $59,628 have been capitalized as of March 31, 2005.

The Company participated in the drilling of a step-out well and two exploratory wells on a Stephens County, Oklahoma prospect. The step-out well (Company working interest 2.9%) was drilled and completed in December 2004 and recompleted in February 2005. One exploratory well (3.1% interest) was started in November 2004 and completed in March 2005 as a commercial oil and gas producer. The other exploratory well (3.5% interest) was started in February 2005 and a completion attempt is in progress. An additional exploratory well has been proposed. Drilling costs as of March 31, 2005 total $88,188.

The Company participated with a 16% working interest in the drilling of an exploratory well on a McClain County, Oklahoma prospect. The well was started in October 2004 and completed in January 2005. Oil and gas production commenced in February 2005 at a commercial rate but declined rapidly. Pumping equipment is currently being installed on the well to keep the liquids unloaded. Drilling costs, including prepayments, were $214,412 as of March 31, 2005.

The Company participated with a fee mineral interest in the drilling of an exploratory horizontal well in Harding County, South Dakota. The Company has a 10.9% interest in the well which was started in February 2005, completed in April 2005 and is currently being tested. Capitalized costs as of March 31, 2005, were $132,896.

In February 2005 the Company purchased a 16% interest in 3,830 net acres of leasehold on a Cheyenne and Rawlins Counties, Kansas prospect for $21,380. A 3-D seismic survey has been completed and an exploratory well will be commenced in June or July 2005.

In April 2005 the Company agreed to purchase an 18% interest in 1,920 net acres of leasehold on a Woods County, Oklahoma prospect for $43,200. An exploratory well is planned for the third or fourth quarter of 2005.

In April 2005 the Company agreed to purchase a 16% interest in 640 net acres of leasehold on a Woods County, Oklahoma prospect for $7,680. A re-entry and wash down of an old dry hole is planned for the third or fourth quarter of 2005.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A).   DD&A decreased $25,841  (17%) to $122,041 in 2005 from $147,882 in 2004. To a great extent, the change was the result of a decrease of approximately $13,000 in depletion of leasehold costs and a decrease of approximately $13,000 in the depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells.

General, Administrative and Other (G&A). G&A increased $37,706 (20%) to $222,389 in 2005 from $184,683 in 2004. Advalorem and franchise taxes increased $26,038 in 2005 versus 2004 and accounted for most of the increase. General and administrative expenses (primarily salaries, office supplies and postage) accounted for the remaining $11,668 increase in 2005 versus 2004.

Other Income, Net. This line item increased $3,650 (46%) to $11,508 in 2005 from $7,858 in 2004. See Note 3, to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities losses in 2005 were $9,120 as compared to gains of $6,791 in 2004, a decrease of $16,091. In 2005, the Company had realized gains of $8,714 and unrealized losses of $17,834 from adjusting the securities to estimated fair market value. In 2004, the Company had realized trading losses of $1,210 and unrealized gains of $8,181.

Interest income increased $16,442 to $26,192 in 2005 from $9,750 in 2004. The increase was mostly the result of an increase in the effective yield of US treasury bills which comprise the Company’s available for sale securities investments.

Equity earnings in investees increased $10,791 to earnings of $6,078 in 2005 from a loss of $4,713 in 2004. The following is the Company’s share of earnings (losses) for 2005 and 2004 per review of the entities unaudited financial statements for the three months ended March 31, 2005 and 2004:

	Earnings/(Losses)
		2005	2004

Broadway Sixty-Eight, Ltd.	$	$ 15,608	$14,169
JAR Investments, LLC		3,330	3,200
Millennium Golf Properties, LLC		(12,860)	(22,082)

		$6,078	$(4,713)

See Note 4, to the condensed statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and to JAR Investments, LLC.

Provision For Income Taxes. The provision for income taxes increased $79,197 (91%) to $165,824 in 2005 from $86,627 in 2004. The increase was due to the increase in income before income taxes of $488,527 to $826,449 in 2005 from $337,922 in 2004. Of the 2005 income tax provision, the estimated current tax expense was $62,344 and the estimated deferred tax expense was $103,480. Of the 2004 income tax provision the current and deferred expenses were $14,060 and $72,567 respectively. See Note 5, to the condensed statements for additional information on income taxes.

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

For more information about these entities, see Note 4, to the accompanying financial statements and this management’s discussion and analysis subheading, “Other Income, Net”.

THE RESERVE PETROLEUM COMPANY
CONTROLS AND PROCEDURES
March 31, 2005
(unaudited)

a)	Evaluation of Disclosure Controls and Procedures.

The effectiveness of the Company’s disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer as of the end of the period covered by this 10-QSB. Based on their evaluation it is their conclusion that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Controls.

There have been no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first quarter of 2005, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits
The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit		S.E.C.	Exhibit
Reference	Description	Report (Date)	Number	Page

31	Chief Executive Officer’s
	Certification pursuant to
	Section 302 of the Sarbanes-
	Oxley Act of 2002	10-QSB (03/05)	31.1	17

31	Chief Financial Officer’s
	Certification pursuant to
	Section 302 of the Sarbanes-
	Oxley Act of 2002	10-QSB (03/05)	31.2	18

32	Chief Executive Officer’s and
	Chief Financial Officer’s
	Certification pursuant to
	Section 906 of the Sarbanes-
	Oxley Act of 2002	10-QSB (03/05)	32.1	19

(b)	No reports on Form 8-K were filed by the Registrant for the three months ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 10, 2005	By:	/s/ Mason McLain
Mason McLain
Principal Executive Officer

Date: May 10 , 2005	By:	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer