Form 10QSB
period 2005-06-30
RESERVE PETROLEUM CO
filed 2005-08-15
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of August 9, 2005, 164,146.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes_  No X

PART 1
FINANCIAL INFORMATION

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	December 31,
	2005	2004
Current Assets:
Cash and Cash Equivalents	$297,614	$570,497
Available for Sale Securities	4,558,580	4,718,828
Trading Securities	255,842	261,893
Receivables	1,104,367	669,008
	6,216,403	6,220,226
Investments:
Equity Investments	458,479	532,469
Other	15,298	15,298
	473,777	547,767
Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the
Successful Efforts Method of Accounting
Unproved Properties	794,171	624,061
Proved Properties	8,657,419	7,172,141
	9,451,590	7,796,202
Less - Valuation Allowance and Accumulated
Depreciation, Depletion & Amortization	5,378,132	5,141,638
	4,073,458	2,654,564

Other Property & Equipment, at Cost	379,054	375,568
Less - Accumulated Depreciation & Amortization	182,870	175,615
	196,184	199,953
	4,269,642	2,854,517
Other Assets	470,478	461,722

	$11,430,300	$10,084,232

(continued)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Concluded)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2005	2004

Current Liabilities:
Accounts Payable	$102,808	$169,823
Income Taxes Payable	112,787	4,394
Deferred Income Taxes and Other	213,961	147,682

	429,556	321,899

Dividends Payable	186,601	170,928
Deferred Tax Liability	592,458	384,484

	779,059	555,412

Commitments & Contingencies (Note 4)

Stockholders’ Equity
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	10,387,806	9,303,963

	10,545,174	9,461,331
Less - Treasury Stock, at Cost	323,489	254,410

	10,221,685	9,206,921

	$11,430,300	$10,084,232

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005		2004	2005	2004
Operating Revenues:
Oil & Gas Sales	$1,525,733		$915,621	$2,713,867	$1,766,839
Other	33,331		12,397	246,767	12,397

	1,559,064		928,018	2,960,634	1,779,236

Operating Costs & Expenses:
Production	199,251		147,400	393,039	271,945
Exploration	86,165		26,786	134,576	90,831
Depreciation, Depletion, Amortization
and Valuation Provisions	220,498		120,729	342,539	268,611
General, Administrative and Other	198,374		203,530	420,763	388,212

	704,288		498,445	1,290,917	1,019,599

Income From Operations	854,776		429,573	1,669,717	759,637
Other Income, Net	188,924		14,365	200,433	22,223

Income Before Income Taxes	1,043,700		443,938	1,870,150	781,860
Provision For Income Taxes	291,075		146,588	456,899	233,215

Net Income	$752,625		$297,350	$1,413,251	$548,645

Per Share Data:
Net Income, Basic and Diluted	$4.57	$	$ 1.79	$8.56	$3.31

Cash Dividends	$2.00		$1.00	$2.00	$1.00

Weighted Average Shares Outstanding, Basic	164,755		165,669	165,017	165,793
and Diluted

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended
	June 30,
	2005	2004

Net Cash Provided by Operating Activities	$1,700,839	$860,923

Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	4,718,828	4,266,012
Purchase of Available for Sale Securities	(4,558,580)	(3,614,575)
Property Dispositions	10,285	1,863
Property Additions	(1,813,442)	(1,287,644)
Cash Distributions from Equity Investments	52,000	---

Net Cash Applied to Investing Activities	(1,590,909)	(634,344)

Cash Flows from Financing Activities:
Payments of Dividends	(313,734)	(153,707)
Purchase of Treasury Stock	(69,079)	(10,848)

Cash Applied to Financing Activities	(382,813)	(164,555)

Net Change in Cash and Cash Equivalents	(272,883)	62,024

Cash and Cash Equivalents, Beginning of Period	570,497	346,167

Cash and Cash Equivalents, End of Period	$297,614	$408,191

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Periods For:
Interest	$3,750	$3,750

Income Taxes	$155,000	$--

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005
(Unaudited)

Note 1 - BASIS OF PRESENTATION

In the opinion of Management, the accompanying financial statements reflect all adjustments which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - COMPREHENSIVE INCOME

Total comprehensive income was $752,625 for the three months and $1,413,251 for the six months ended June 30, 2005. Total comprehensive income was $297,350 for the three months and $548,645 for the six months ended June 30, 2004.

Note  3 - OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and six months ended June 30, 2005 and 2004:

		Three Months Ended		Six Months Ended
		June 30		June 30
		2005	2004	2005	2004
Realized and Unrealized Gain (Loss)
On Trading Securities		$1,478	$(8,446)	$(7,642)	$(1,475)
Gain on Asset Sales		2,728	230	(5,477)	1,662
Interest Income		35,786	9,264	61,979	19,014
Equity Earnings in Investees		136,933	9,297	143,010	4,584
Other Income		12,065	5,958	12,446	6,048
Interest and Other Expenses		(66)	(1,938)	(3,883)	(7,610)

Other Income, Net	$	$ 188,924	$14,365	$200,433	$22,223

Note 4 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

     The carrying value of Equity Investments consist of the following:
		June 30	December 31,
	Ownership %	2005	2004

Broadway Sixty-Eight, Ltd.	33%	$326,162	$308,284
JAR Investment, LLC	25%	9,046	93,820
Millennium Golf Properties, LLC	9%	57,238	57,676
OKC Industrial Properties, LLC	10%	66,033	72,689
		$458,479	$532,469

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

JAR Investment, LLC, (JAR) an Oklahoma limited liability company, previously held Oklahoma City metropolitan area real estate that was sold in June 2005 (see below). JAR also owns a 70% management interest in Main-Eastern, LLC (M-E), also an Oklahoma limited liability company. M-E was formed in 2002 to establish a joint venture to develop a retail/commercial center on a portion of JAR’s real estate.

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $156,872 at June 30, 2005. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at June 30, 2005 was $169,750 plus costs and expenses related to enforcement and collection.

In late June 2005, JAR sold all real estate except the portion with the retail/commercial center developed by the M-E joint venture discussed above. At closing, the JAR bank loan secured by the property being sold was paid off and the Company’s guarantee agreement relating to this loan was terminated. The Company’s share of the gain on this sale was approximately $75,000 and in early July 2005, the Company received a cash distribution of $165,000 from JAR.

Note 5 - PROVISION FOR INCOME TAXES

In 2005 and 2004, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

Note 6 - CUSTOMERS

In 2005, the Company had one customer (XTO Energy) whose total purchases were greater than 10% of revenues from oil and gas sales. The purchases were $420,863 or 16% of total sales for the first six months of 2005 and $280,501 or 16% of total sales for the six months of 2004.

THE RESERVE PETROLEUM COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
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

Financial Conditions and Results of Operations

Item 1.  Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first half of 2005, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $1,700,839, the Company also had cash provided by maturity of available for sale securities of $4,718,828, by property dispositions of $10,285, and by distributions from equity investments of $52,000, for total cash provided of $6,481,952. The Company utilized cash for the purchase of available for sale securities of $4,558,580, for oil and gas property additions of $1,813,442, and for financing activities of $382,813 for total cash applied of $6,754,835. The excess cash applied over cash provided decreased cash and cash equivalents by $272,883.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2004. A discussion of these items follows.

Receivables increased $435,359 (65%) to $1,104,367. Of the increase, $277,606 was due to the increase in accruals of oil and gas sales before July 1, 2005, which were not received by the Company at June 30, 2005. The increase in oil and gas sales accruals was the result of the increases in oil and gas sales volumes and prices. The gas sales accrual volumes and revenues also include the royalty volumes and revenues for the new well discussed in the “Other Events” of the Company’s Form 8-K dated July 18, 2005. See the discussion of revenues under subheading “Operating Revenues” below for more information about the increased sales of natural gas. In addition, receivables at June 30, 2005 include a $165,000 amount for a distribution from an equity investment partnership received in early July, 2005. The distribution was related to a real estate sale that occurred in June 2005. There was no similar receivable at December 31, 2004. See Item 2 below, “Material Changes in Results of Operations, Other Income Net” and Note 4 to the accompanying condensed financial statements for additional information about this sale and distribution.

Accounts payable decreased $67,015 (39%) to $102,808 in 2005 from $169,823. For the most part at the end of both periods, the accounts payable balance was for costs of oil and gas exploration and production. The decrease in payables at June 30, 2005 was due to decreased drilling activity with operators who did not require the Company to make prepayments on wells in progress. At December 31, 2004 several wells in progress were with an operator who did not require prepayments and the drilling costs were accrued as incurred.

Income taxes payable increased $108,393 to $112,787 in 2005 from $4,394. The increase is due entirely to the increased tax provision discussed below in Item 2. under “Provision for Income Taxes”.

Deferred income taxes and other current liabilities increased $66,279 (45%) to $213,961 from $147,682. The increase was for estimated ad valorem tax accruals of $30,000 at June 30, 2005 which will be billed and paid before the end of the year. The remaining increase of $36,279 was due to a current deferred tax liability increase.

Discussion of Significant Changes in the Condensed Statements of Cash Flow. As noted in a paragraph above, net cash provided by operating activities was $1,700,839 in 2005, an increase of $839,916 (98%) from the comparable period in 2004. To a great extent, the increase was the result of an increase in revenue from oil and gas sales. For more information, see “Operating Revenues” below.

Available for sale securities at June 30, 2005 and December 31, 2004 are comprised entirely of US treasury bills with six month maturities. During the quarter ended June 30, 2005, $4,718,828 of these securities matured and $4,558,580 of the cash proceeds was used to purchase new securities. The remaining $160,248 of proceeds was used for other investing and financing activity applications.

Cash applied to the purchase of property additions in 2005 was $1,813,442, an increase of $525,798 from cash applied in 2004 of $1,287,644. In both 2004 and 2005, all of cash applied to property additions was related to oil and gas exploration activity. See the subheading “Exploration Costs”, below for additional information.

The cash distribution from equity investments of $52,000 in 2005 represents a distribution from OKC Industrial Properties associated with the sale of some real estate held for investment by the partnership. See Item 2 below, “Material Changes in Results of Operations, Other Income, Net” for additional information about this sale.

Cash applied for dividend payments in 2005 was $313,734, an increase of $160,027 from $153,707 in 2004. The increase was due to an increase in the dividend per share to $2 in 2005 from $1 in 2004.

Conclusion. Other than the revenues from the new royalty interest property discussed above, management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2004, would not be representative of the Company’s current position.

Item 2.  Material Changes in Results of Operations Six Months Ended June 30, 2005, Compared with Six Months Ended June 30, 2004.

The Company had net income of $1,413,251 in 2005 as compared to net income of $548,645 in 2004, an increase of $864,606. The increase in net income was the combined result of a $1,181,398 (66%) increase in operating revenues and a $178,210 (802%) increase in other income net. These were partially offset by a $271,318 (27%) increase in operating costs and expenses. The net effect of these changes was an increase in income before income taxes of $1,088,290 (139%). This increase was partially offset by a $223,684 (96%) increase in the provision for income taxes.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from crude oil and natural gas sales were $2,674,938 in 2005, an increase of $940,698 (54%) from $1,734,240 in 2004. Sales of miscellaneous products were $38,929 in 2005 and $32,599 in 2004.

Oil sales increased $375,424 (85%) to $815,820 in 2005 from $440,396 in 2004. The increase was the result of an increase in the average price per barrel (Bbl) of $13.34 to $46.62 per Bbl for a positive price variance of $233,518 and a positive volume variance of $141,906, due to an increase in production of 4,264 Bbls to 17,499.

Gas sales increased $565,275 (44%) to $1,859,119 in 2005 from $1,293,844 in 2004 as the net result of an increase in the average price per thousand cubic feet (MCF) of sales and an increase in the volume of gas sold. The average price received increased $1.15 per MCF to $6.04, resulting in a positive price variance of $354,496. The volume of gas sold increased 43,104 MCF to 307,843 MCF resulting in a positive volume variance of $210,779.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. The increase in volume of both oil and gas sales was the result of production from properties which first produced after June 30, 2004, including the property discussed above in Item 1. under “Receivables”, which accounted for approximately 36,000 MCF and $218,000 of increased gas sales for the six months ending June 30, 2005.

Other operating revenues include lease bonuses and rentals of $246,767 in 2005 and $12,397 in 2004. The increase is due almost entirely to lease bonuses for leases in the Tyler and Robertson Counties of East Texas which began in the fourth quarter of 2004 and were discussed in the 2004 Form 10-K.

Operating Costs and Expenses. Operating costs and expenses increased $271,318 (27%) to $1,290,917 in 2005 from $1,019,599 in 2004. The increase was the result of an increase in exploration costs charged to expense of $43,745, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $73,928, an increase in production costs of $121,094 and an increase in general administrative and other expense (G&A) of $32,551. The significant changes in these line items will be discussed below.

 Production Costs. Production costs increased $121,094 (45%) in 2005 to $393,039 from $271,945 in 2004. Part of this increase was due to a gross production tax increase of $50,763 (58%) to $138,308 in 2005 as a result of increased oil and gas sales. The remaining lease operating, hauling and compression expense increased by $70,331 (38%) to $254,729 due to higher expenses on existing producing properties and current operating expense on wells which first produced after June 30, 2004.

Exploration Costs. Total exploration expense increased $43,745 (48%) to $134,576 in 2005. The increase was due to increases in geology expenses of $27,070 (124%) to $48,905 and dry hole expenses of $16,675 (24%) to $85,671 in 2005 versus 2004.

The following is a summary as of August 5, 2005, updating both exploration and development activity from December 31, 2004.

The Company participated with its 18% working interest in the drilling of three step-out wells on a Barber County, Kansas prospect. The first well was started in March 2005 and completed in April 2005 as a commercial gas well. The second well was drilled in June 2005 and the third, a re-entry, was drilled in July 2005. Both are currently awaiting completion attempts. Another prospect well was recompleted in a new zone in July 2005 and is now flowing oil and gas at a good rate. An additional step-out well is planned for October 2005. Capitalized costs for the period ended June 30, 2005 were $144,895.

The Company participated with a 50% interest in the development of a Bryan County, Oklahoma prospect. The Company sold a portion of its interest and is participating with a 9% working interest in the drilling of an exploratory well. That well was commenced in July 2005 and is currently drilling.

The Company has a 0.96% Phase I interest and a 4.32% Phase II interest in a Harding County, South Dakota waterflood unit. There are currently six horizontal oil producers in the unit. Water injection into one of the wells will commence in the third quarter of 2005. Capitalized costs as of June 30, 2005 were $55,863.

The Company participated in the drilling of two step-out wells on a Dewey County, Oklahoma prospect. The first well, in which the Company has a 6% working interest, was started in March 2005 and completed in May 2005. The second well (Company working interest 5.4%) was started in April 2005 and completed in May 2005. Both are commercial gas and gas condensate producers. Drilling costs totaled $120,450 as of June 30, 2005.

In February 2005 the Company participated in the drilling of a step-out well in Morton County, Kansas with a 19.6% working interest. It was completed in March 2005 and flowed gas at a commercial rate. Sales commenced in June 2005. Drilling costs capitalized as of June 30, 2005 were $105,260.

In March 2005 the Company participated with its 11.7% interest in the recompletion of a non-commercial well on a Woods County, Oklahoma prospect. The well is now a marginal gas producer. The Company will participate in the drilling of two development wells on the prospect with interests of 18% and 16.56%. Drilling will commence in August 2005. Drilling costs totaled $66,685 as of June 30, 2005.

The Company participated in the drilling of five development wells on a Canadian County, Oklahoma prospect. The first well (Company working interest 6.1%) was started in January 2005 and completed in March 2005 as a commercial oil and gas producer. The second well (3.8% interest) was started in February 2005 and completed in June 2005 as a commercial oil and gas producer. The third well (7.5% interest) was started in March 2005 and completed in June 2005 as a marginal oil and gas producer. The fourth well (8.5% interest) was started in April 2005 and completed in July 2005 as a commercial oil and gas producer. The fifth well (15% interest) was started in April 2005 and a completion is in progress. New zones were added to three other prospect wells (7.3%, 8.5% and 15% interests). An additional development well (6.1% interest) will commence in August 2005. Drilling costs totaled $492,503 as of June 30, 2005, including prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Creek County, Oklahoma prospect. The well was started in February 2005 and completed in March 2005 as a commercial gas producer. Drilling costs of $59,179 have been capitalized as of June 30, 2005.

The Company participated in the drilling of a step-out well and three exploratory wells on a Stephens County, Oklahoma prospect. The step-out well (Company working interest 2.9%) was drilled and completed in December 2004 and recompleted in February 2005. It appears to be non-commercial. The first exploratory well (3.1% interest) was started in November 2004 and completed in March 2005 as a commercial oil and gas producer. The second exploratory well (3.6% interest) was started in February 2005 and completion attempts in April and May 2005 were unsuccessful. The third exploratory well was started in May 2005 and is currently drilling. Capitalized drilling costs as of June 30, 2005 (net of an impairment reserve of $24,128) totaled $108,840, and dry hole costs were $58,534.

The Company participated with a 16% working interest in the drilling of an exploratory well on a McClain County, Oklahoma prospect. The well was started in October 2004 and completed in January 2005. Oil and gas production commenced in February 2005 at a commercial rate but declined rapidly. Pumping equipment, installed in May 2005, restored the well to commercial production. Drilling costs, including prepayments, were $248,385 as of June 30, 2005.

The Company participated with a fee mineral interest in the drilling of an exploratory horizontal well in Harding County, South Dakota. The Company has a 10.9% interest in the well which was started in February 2005 and completed in April 2005 as a commercial oil well. Capitalized costs as of June 30, 2005, were $206,813.

In February 2005 the Company purchased a 16% interest in 3,830 net acres of leasehold on a Cheyenne and Rawlins Counties, Kansas prospect for $21,380. A 3-D seismic survey was conducted and an exploratory well was started in June 2005. It was completed as a dry hole in July 2005. Drilling costs totaling $26,796 as of June 30, 2005 have been expensed as dry hole costs.

In April 2005 the Company agreed to purchase an 18% interest in 1,920 net acres of leasehold on a Woods County, Oklahoma prospect for $43,200. An exploratory well is planned for the third or fourth quarter of 2005.

In April 2005 the Company agreed to purchase a 16% interest in 640 net acres of leasehold on a Woods County, Oklahoma prospect for $9,600. An old dry hole was re-entered and washed down in July 2005 and casing was set. A completion attempt is pending. Prepaid drilling costs totaled $60,000 as of June 30, 2005.

In May 2005 the Company purchased a 16% interest in a McClain County, Oklahoma prospect for $20,000. An exploratory well was started in June 2005 and a completion attempt is currently in progress. Capitalized drilling costs totaled $116,282 as of June 30, 2005.

In May 2005 the Company purchased a 2% interest in a Juab County, Utah prospect. An exploratory well was started in June 2005 and is currently drilling. Prepaid drilling costs totaled $126,975 as of June 30, 2005.

DD&A. The $73,928 (28%) increase in DD&A to $342,539 in 2005 from $268,611 in 2004 was primarily due to a provision for impairment of long-lived assets of $74,128 in 2005 with none in 2004. This provision for impairment was for the wells completed as marginal producers in 2005, described above in the “Exploration Costs” section.

General, Administrative and Other Expenses (G&A). G&A increased $32,551 (8%) to $420,763 in 2005 from $388,212 in 2004. Advalorem and franchise taxes increased $22,586 (48%) to $69,868 in 2005. The remainder of the increase was due to an increase in general and administrative expenses of $9,965 (3%) to $350,895 in 2005.

Other Income, Net. This line item increased $178,210 (802%) to income of $200,433 in 2005 from $22,223 in 2004. See Note 3 to the accompanying condensed financial statements for an analysis of the components of this item.

Trading securities losses in 2005 were $7,642 as compared to losses of $1,475 in 2004, an increase of $6,167. In 2005 the Company had unrealized trading losses of $16,219 from adjusting securities held at June 30, 2005 to fair market value that were partially offset by net realized gains of $8,577. In 2004 the Company had unrealized losses of $10,380 offset by net realized gains of $8,905.

Interest income increased $42,965 to $61,979 in 2005 from $19,014 in 2004. The increase was mostly the result of an increase in the effective yield of US treasury bills which comprise the Company’s available for sale securities investments.

Equity earnings in investees increased $138,426 to earnings of $143,010 in 2005 from $4,584 in 2004. The following is the Company’s share of earnings (losses) for 2005 and 2004 per review of the entities unaudited financial statements for the six months ended June 30, 2005 and 2004:

	Earnings (Losses)
	2005	2004
Broadway Sixty-Eight, Ltd.	$17,878	$9,274
JAR Investments, LLC	80,226	2,965
Millennium Golf Properties, LLC	(438)	(7,655)
OKC Industrial Properties, LLC	45,344	-0-

	$143,010	$4,584

The JAR Investments, LLC 2005 earnings of $80,226 includes a gain on the sale of real estate of approximately $75,000. The OKC Industrial Properties, LLC earnings of $45,344 represents a gain on the sale of real estate. See Note 4, to the accompanying condensed financial statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $223,684 to $456,899  in 2005 from $233,215 in 2004. The increase was due primarily to the increased pretax income in 2005 from 2004. Of the 2005 income tax provision, the estimated current tax expense was $212,646 and the estimated deferred tax expense was $244,253. Of the 2004 income tax provision, the current and deferred expenses were $8,698 and $224,517 respectively. See Note 5, to the condensed statements for additional information on income taxes.

Item 3.  Material Changes in Results of Operations Three Months Ended June 30, 2005, Compared with Three Months Ended June 30, 2004.

Net income increased $455,275 to $752,625 in 2005 from $297,350 in 2004. The material changes in the results of operations which caused the decrease in net income will be discussed below.

Operating Revenues. Revenues from oil and gas sales increased $610,112 (67%) to $1,525,733 in 2005 from $915,621 in 2004. The increase was the result of an increase in gas sales of $424,049 (64%) to $1,082,572, an increase in oil sales of $186,106 (77%) to $428,195 and a decrease in sales of miscellaneous products of $41 to $14,967.

The increase in gas sales was the result of an increase in the average price by $1.03 per MCF to $6.14 for a positive price variance of $181,815, and an increase in the volume of gas sold of 47,404 MCF for a positive volume variance of $242,234. A significant portion of the gas sales volume and revenue increase can be attributed to the new royalty interest property discussed above in Item 2. under “Operating Revenues”. All of the revenues described above for this property were recorded in the three months ended June 30, 2005.

The increase in oil sales was the result of an increase in the volume of oil produced by 2,085 Bbls to 8,812 for a positive volume variance of $75,039 and an increase in the average price received of $12.60 per Bbl to $48.59 for a positive price variance of $111,067.

Other operating revenues increased $20,934 to $33,331 in 2005 from $12,397 in 2004 mostly because of increased leases for Company-owned minerals.

Operating Costs and Expenses. Exploration costs charged to operations increased $59,379 to $86,165 in 2005 from $26,786 in 2004. The increase was due primarily to the dry holes discussed above in Item 2. under “Exploration Costs”.

DD&A increased $99,769 to $220,498 in 2005 from $120,729 in 2004. The increase was mostly the result of the provisions for impairment of long-lived assets discussed above in Item 2. under “DD&A”.

Other Income, Net. See Note 3 to the accompanying condensed financial statements for an analysis of the components of other income, net. In 2005 this line item increased $174,559 to an income of $188,924 from $14,365 in 2004. Most of the increase was due to increased interest income of $26,522 to $35,786 in 2005 and increased Equity Earnings in Investees of $127,636 to $136,933 in 2005. The reasons for these increases were covered in the discussion above in Item 2.

Provision for Income Taxes. Provision for income taxes increased $144,487 (99%) to $291,075 in 2005 from $146,588 in 2004. See discussion above in Item 2. and Note 5 to the accompanying condensed financials for a discussion of the changes in the provision for income taxes.

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

For more information about these entities, see Note 4, to the accompanying financial statements and this management’s discussion and analysis above in Item 2. under “Other Income, Net”, for the six months ended June 30, 2005.

THE RESERVE PETROLEUM COMPANY
CONTROLS AND PROCEDURES
June 30, 2005
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

There have been no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first six months of 2005, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders’ was held on Tuesday, May 24, 2005. A brief description of each matter voted on at the meeting is given in the paragraphs below.

The registrant’s board of directors was re-elected in its entirety. A summary of voting by individual directors follows:

	RESULTS OF VOTE
	BY PROXY		IN PERSON
		WITHHOLD		WITHHOLD
	FOR	AUTHORITY	FOR	AUTHORITY

MASON McLAIN	51,127	1,035	55,693
R.T. McLAIN	51,127	1,035	55,693
ROBERT SAVAGE	51,163	999	55,693
MARVIN E. HARRIS	51,121	1,041	55,693
JERRY L. CROW	51,127	1,035	55,693
WILLIAM (BILL) SMITH	51,163	999	55,693
DOUG FULLER	51,121	1,041	55,693

The stockholders approved all actions of the directors since the stockholders’ annual meeting on Tuesday, May 25, 2004. The stockholders cast 107,855 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

Item 6. Exhibits.

The following documents are exhibits to and are filed with this Form 10-QSB

Exhibit		S.E.C.	Exhibit
Reference	Description	Report (Date)	Number	Page

31	Chief Executive Officer’s
	Certification pursuant to
	Section 302 of the Sarbanes-
	Oxley Act of 2002	10-QSB (06/05)	31.1	19

31	Chief Financial Officer’s
	Certification pursuant to
	Section 302 of the Sarbanes
	Oxley Act of 2002	10-QSB (06/05)	31.2	20

32	Chief Executive Officer’s and
	Chief Financial Officer’s
	Certification pursuant to
	Section 906 of the Sarbanes-
	Oxley Act of 2002	10-QSB (06/05)	32.1	21

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)
Date: August 11, 2005	By:	/s/ Mason McLain
Mason McLain
Principal Executive Officer

Date: August 11, 2005	By:	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer