Form 10QSB
period 2005-09-30
RESERVE PETROLEUM CO
filed 2005-11-14
CIK 83350

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB





(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 4, 2005, 163,998.68 shares of the Registrant's $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes___  No X

                                     PART 1
                              FINANCIAL INFORMATION

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                       September 30,  December 31,
                                                            2005          2004
                                                       ------------   -----------
Current Assets:
    Cash and Cash Equivalents                           $   926,607   $   570,497
    Available for Sale Securities                         4,577,536     4,718,828
    Trading Securities                                      272,499       261,893
    Receivables                                           1,350,667       669,008
                                                        -----------   -----------
                                                          7,127,309     6,220,226
                                                        -----------   -----------
Investments:
    Equity Investments                                      473,137       532,469
    Other                                                    15,298        15,298
                                                        -----------   -----------
                                                            488,435       547,767
                                                        -----------   -----------
Property, Plant and Equipment:
    Oil and Gas Properties, at Cost Based on the
       Successful Efforts Method of Accounting
           Unproved Properties                              966,456       624,061
           Proved Properties                              9,202,356     7,172,141
                                                        -----------   -----------
                                                         10,168,812     7,796,202

       Less - Valuation Allowance & Accumulated
           Depreciation, Depletion and Amortization       5,437,583     5,141,638
                                                        -----------   -----------
                                                          4,731,229     2,654,564
                                                        -----------   -----------
     Other Property and Equipment, at Cost                  379,921       375,568
       Less - Accumulated Depreciation & Amortization       191,174       175,615
                                                        -----------   -----------
                                                            188,747       199,953
                                                        -----------   -----------
                                                          4,919,976     2,854,517
                                                        -----------   -----------
Other Assets                                                308,626       461,722
                                                        -----------   -----------
                                                        $12,844,346   $10,084,232
                                                        ===========   ===========

(continued)

                          THE RESERVE PETROLEUM COMPANY
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


(Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           September 30,   December 31,
                                               2005            2004
                                           ------------    ------------

Current Liabilities:
    Accounts Payable                       $    199,713    $    169,823
    Income Taxes Payable (Receivable)              (345)          4,394
    Other Current Liabilities -
         Deferred Income Taxes and Other        305,950         147,682
                                           ------------    ------------
                                                505,318         321,899
                                           ------------    ------------

Dividends Payable                               184,333         170,928
Deferred Tax Liability                          784,265         384,484
                                           ------------    ------------
                                                968,598         555,412
                                           ------------    ------------
Stockholders' Equity:
    Common Stock                                 92,368          92,368
    Additional Paid-in Capital                   65,000          65,000
    Retained Earnings                        11,561,214       9,303,963
                                           ------------    ------------
                                             11,718,582       9,461,331

    Less  - Treasury Stock, at Cost             348,152         254,410
                                           ------------    ------------
                                             11,370,430       9,206,921
                                           ------------    ------------
                                           $ 12,844,346    $ 10,084,232
                                           ============    ============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                -----------------------   -----------------------
                                                   2005         2004         2005         2004
                                                ----------   ----------   ----------   ----------
Operating Revenues:
   Oil and Gas Sales                            $2,245,617   $1,021,649   $4,959,485   $2,788,488
   Other                                            83,263        1,443      330,030       13,840
                                                ----------   ----------   ----------   ----------
                                                 2,328,880    1,023,092    5,289,515    2,802,328
                                                ----------   ----------   ----------   ----------
Operating Costs and Expenses:
   Production                                      292,210      164,737      685,249      436,681
   Exploration                                      55,346        5,478      189,923       96,309
   Depreciation, Depletion, Amortization
     and Valuation Provisions                      248,705      164,516      591,244      433,127
   General, Administrative and Other               185,896      156,590      606,659      544,803
                                                ----------   ----------   ----------   ----------
                                                   782,157      491,321    2,073,075    1,510,920
                                                ----------   ----------   ----------   ----------

Income From Operations                           1,546,723      531,771    3,216,440    1,291,408
Other Income, Net                                   82,737        3,664      283,170       25,887
                                                ----------   ----------   ----------   ----------

Income Before Income Taxes                       1,629,460      535,435    3,499,610    1,317,295

Provision For Current Income Taxes                 187,256       19,936      399,902       28,634
Provision For Deferred Income Taxes                268,796      118,206      513,049      342,723
                                                ----------   ----------   ----------   ----------
Total Provision for Income Taxes                   456,052      138,142      912,951      371,357
                                                ----------   ----------   ----------   ----------
Net Income                                      $1,173,408   $  397,293   $2,586,659   $  945,938
                                                ==========   ==========   ==========   ==========

Per Share Data:
    Net Income,  Basic and Diluted              $     7.15   $     2.40   $    15.70   $     5.71
                                                ==========   ==========   ==========   ==========
     Cash Dividends                             $     --     $     --     $     2.00   $     1.00
                                                ==========   ==========   ==========   ==========
     Weighted Average Shares Outstanding
              Basic and Diluted                    164,146      165,550      164,723      165,712
                                                ==========   ==========   ==========   ==========

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                               Nine Months Ended
                                                                   September 30,
                                                        --------------------------
                                                            2005           2004
                                                        -----------    -----------
Net Cash Provided by Operating Activities               $ 2,917,596    $ 1,618,694
                                                        -----------    -----------
Cash Flows from Investing Activities:
     Maturity of Available for Sale Securities            6,125,549      4,969,578
     Purchase of Available for Sale Securities           (5,984,257)    (4,613,800)
     Property Dispositions                                   10,120         44,638
     Property Additions                                  (2,675,756)    (1,759,629)
     Cash Distributions from Equity Investments             217,000         58,000
     Proceeds from Surrender of Life Insurance Policy       155,602           --
                                                        -----------    -----------
     Net Cash Applied to Investing Activities            (2,151,742)    (1,301,213)
                                                        -----------    -----------
 Cash Flows from Financing Activities:
     Payments of Dividends                                 (316,002)      (154,419)
     Purchase of Treasury Stock                             (93,742)       (12,960)
                                                        -----------    -----------
     Total Cash Applied to Financing Activities            (409,744)      (167,379)
                                                        -----------    -----------
Net Change in Cash and Cash Equivalents                     356,110        150,102

Cash and Cash Equivalents, Beginning of Period              570,497        346,167
                                                        -----------    -----------
Cash and Cash Equivalents, End of Period                $   926,607    $   496,269
                                                        ===========    ===========
Supplemental Disclosures of Cash Flow
     Information:
     Cash Paid During the Periods For:
         Interest                                       $     3,750    $     9,375

         Income Taxes                                   $   455,388    $        50


See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

      The accompanying condensed financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The accompanying condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-KSB.

      In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 -  OTHER INCOME,  NET

      The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2005 and 2004:

                                        Three Months Ended        Nine Months Ended
                                           September 30              September 30
                                      ----------------------    ----------------------
                                         2005         2004         2005         2004
                                      ---------    ---------    ---------    ---------
Realized and Unrealized Gain (Loss)
     On Trading Securities            $  16,199    $ (22,520)   $   8,557    $ (23,995)
Gain (Loss) on Asset Sales                5,328      (15,485)        (149)     (13,823)
Interest Income                          38,270       11,135      100,249       30,150
Equity Earnings in Investees             14,658       31,424      157,668       36,007
Other Income                              8,370        1,034       20,816        7,082
Interest and Other Expenses                 (88)      (1,924)      (3,971)      (9,534)
                                      ---------    ---------    ---------    ---------
         Other Income, Net            $  82,737    $   3,664    $ 283,170    $  25,887
                                      =========    =========    =========    =========

Note 3 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consist of the following:

                                              September 30,  December 31,
                                 Ownership %      2005           2004
                                 -----------  ------------   -----------

Broadway Sixty-Eight, Ltd.              33%   $    327,762   $   308,284
JAR Investment, LLC                     25%         11,046        93,820
Millennium Golf Properties, LLC          9%         68,296        57,676
OKC Industrial Properties, LLC          10%         66,033        72,689
                                              ------------   -----------
                                              $    473,137   $   532,469
                                              ============   ===========


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

      The Company has a guarantee agreement limited to 25% of JAR's 70% interest in M-E's outstanding loan plus all costs and expenses related to enforcement and collection, or $155,587 at September 30, 2005. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at September 30, 2005 was $169,750 plus costs and expenses related to enforcement and collection.

      In late June 2005, JAR sold all real estate except the portion with the retail/commercial center developed by the M-E joint venture discussed above. At closing, the JAR bank loan secured by the property being sold was paid off and the Company's guarantee agreement relating to this loan was terminated. The Company's share of the gain on this sale was approximately $75,000 and in early July 2005, the Company received a cash distribution of $165,000 from JAR.

Note 4 - PROVISION FOR INCOME TAXES

      In 2005 and 2004, the effective tax rate was less than the statutory rate a result of allowable depletion for tax purposes in excess of depletion for financial statements.

Note 5 - CUSTOMERS

      In 2005, the Company has two customers (XTO Energy and Burlington Resources) whose total purchases were greater than 10% of revenues from oil and gas sales. XTO Energy purchases were $666,763 or 13% of total sales for the first nine months of 2005 and $578,658 or 20% of total sales for the first nine months of 2004. Burlington Resources purchases were $522,692 or 11% of total sales for the first nine months of 2005 and $27,674 or 1% of total sales for the first nine months of 2004.

Note 6 - SUBSEQUENT EVENTS

      The Company owns an approximate 2.7% royalty interest in the Burlington Resources operated T-Bar-X Sorrels #1 well in Robertson County, Texas. This well was completed in October 2005 and has tested gas at very high rates. The Company's future revenues could be significantly impacted by production from this well. The Sorrels #1 is an offset well to the Martin Unit #3 well which began production and sales in March 2005. See Management's Discussion and Analysis, Item 2, subheading "Operating Revenues" which follows for information about 2005 production and sales from the Martin Unit #3 well.

                          THE RESERVE PETROLEUM COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2005
                                   (Unaudited)

      This discussion and analysis should be read with reference to a similar discussion in the Company's December 31, 2004, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

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

      Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under "Forward Looking Statements" on page 8 of the Company's Form 10-KSB for the year ended December 31, 2004.

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

                 Financial Conditions and Results of Operations

1.    Liquidity and Capital Resources.

      Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first nine months of 2005, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $2,917,596, the Company also had cash provided by the maturities of available for sale securities of $6,125,549, by property dispositions of $10,120, distributions from equity investments of $217,000 and proceeds from the surrender of a life insurance policy of $155,602, for total cash provided by internal sources of $9,425,867. The Company utilized cash for the purchase of available for sale securities of $5,984,257, oil and gas property additions of $2,675,756, and financing activities of $409,744, for total cash applied of $9,069,757. The $356,110 excess of cash provided over cash applied was added to cash and cash equivalents.

      Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in working capital line items from December 31, 2004. A discussion of these items follows.

      Receivables increased $681,659 (102%) to $1,350,667. This was the result of an increase of $691,826 in accruals of oil and gas sales occurring before October 1, 2005, which were not received by the Company at September 30. The increase in oil and gas sales accruals was the result of the increase in oil and gas sales prices and volumes. See the discussion of revenues under subheading "Operating Revenues", below for more information about the increased sales of oil and natural gas, including a new well in Robertson County, Texas.

      Accounts payable increased $29,890 (18%) to $199,713. At the end of both periods, the accounts payable balance generally was for costs of oil and gas exploration and production. The increase in payables at September 30, 2005 was due to increased drilling activity in which the Company was participating.

      Other current liabilities increased $158,268 (107%) to $309,950. Part of the increase was for estimated ad valorem tax accruals of $45,000 at September 30, 2005 which will be billed and paid before the end of the year. The remaining increase of $113,268 was due to a current deferred tax liability increase.

      Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in a paragraph above, net cash provided by operating activities was $2,917,596 in 2005. This was an increase of $1,298,902 from the comparable period in 2004. The increase was mostly the result of an increase of $2,487,187 in operating revenues offset by increases of $562,155 in operating expenses and $541,594 in income taxes. For more information see, "Operating Revenues" and "Operating Costs and Expenses", below.

      Available for sale securities at September 30, 2005 and December 31, 2004 are comprised entirely of US treasury bills with six month maturities. During the nine months ended September 30, 2005, $6,125,549 of these securities matured and $5,984,257 of the cash proceeds were used to purchase new securities. The remaining $141,292 of proceeds were used for other investing and financing activity applications.

      Cash applied to the purchase of property additions in 2005 was $2,675,756, an increase of $916,127 from cash applied in 2004 of $1,759,629. In both 2004 and 2005, all of cash applied to property additions was related to oil and gas exploration activity. See the subheading "Exploration Costs", below for additional information.

      Conclusion. Other than the new wells discussed below in Item 2 under subheading "Operating Revenues" and in Note 6 to the accompanying condensed financial statements, management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2004, would not be representative of the Company's current position.

2. Material Changes in Results of Operations Nine Months Ended September 30, 2005, Compared with Nine Months Ended September 30, 2004.

      Please refer to the Condensed Statements of Operations on page 4 of this Form 10-QSB to supplement the following discussion. The Company had net income of $2,586,659 in 2005 compared to net income of $945,938 in 2004, an increase of $1,640,721. The increase in net income was the combined result of a $2,487,187 (89%) increase in operating revenues, and a $257,283 (994%) increase in other income, offset by a $562,155 (37%) increase in operating costs and expenses and a $541,594 (146%) increase in the provisions for income taxes.

      A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

      Operating Revenues. Revenues from crude oil and natural gas sales were $4,882,048 in 2005, an increase of $2,138,049 (78%) from $2,743,999 in
      2004. Sales of miscellaneous products were $77,437 in 2005 and $44,489 in 2004.

      Oil sales increased $809,060 (120%) to $1,482,806 in 2005 from $673,746 in
      2004. The increase was the result of an increase in the average price per barrel (Bbl) of $15.07 to $50.81 per Bbl for a positive price variance of $439,918. Additionally, a positive volume variance of $369,142 resulted from an increase in production of 10,329 Bbls to 29,181 Bbls.

      Gas sales increased $1,328,989 (64%) to $3,399,242 in 2005 from $2,070,253 in 2004. The average price received was $6.20 for 2005 compared to $5.20 per MCF for 2004 resulting in a positive price variance of $545,899. The volume of gas sold increased 150,536 MCF to 548,508 MCF resulting in a positive volume variance of $783,090.

      For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based. Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. The increase in volume of both oil and gas sales was the result of production from properties which first produced after September 30, 2004. This production includes gas production from the new royalty interest property discussed in the "Other Events" of the Company's Form 8-K dated July 18, 2005. This property accounted for approximately 119,000 MCF and $782,000 of increased gas sales for the nine months ending September 30, 2005.

      Other operating revenues include lease bonuses and rentals of $330,030 in 2005 and $13,840 in 2004. The increase is due almost entirely to lease bonuses for leases in Tyler and Robertson Counties of East Texas which began in the fourth quarter of 2004 and were discussed in the 2004 Form 10-K.

      Operating Costs and Expenses. Operating costs and expenses increased $562,155 (37%) to $2,073,075 in 2005 from $1,510,920 in 2004. The increase was the result of an increase in production costs of $248,568, an increase in exploration costs charged to expense of $93,614, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $158,117 and an increase in general administrative and other expense (G&A) of $61,856. The significant changes in these line items will be discussed below.

      Production Costs. The increase in production costs of $248,568 (57%) to $685,249 in 2005 from $436,681 in 2004 was primarily the result of a $117,818 (84%) increase in gross production taxes to $258,523 and a $130,750 (44%) increase in lease operating expense to $426,726 due to wells which first produced after September 30, 2004. Gross production taxes are state taxes usually calculated as a percentage of gross oil and gas revenue and therefore will fluctuate with the dollar amount of oil and gas sales.

      Exploration Costs. Total exploration costs incurred in 2005 were $2,836,764, of which $189,923 was charged to expense and the remaining $2,646,841 was recorded as assets, including $376,981 for the purchase of undeveloped leaseholds. The foregoing compares to exploration costs of $1,803,187 in 2004, of which $96,309 was charged to expense and $1,706,878 was recorded as assets, including $278,890 for the purchase of undeveloped leaseholds.

      The following is a summary as of November 2, 2005, updating both exploration and development activity from December 31, 2004.

      The Company participated with its 18% working interest in the drilling of three step-out wells on a Barber County, Kansas prospect. The first was started in March 2005 and completed in April 2005 as a commercial gas well. The second was started in June 2005 and completed in September 2005 as a marginal oil and gas well. The third, a re-entry, was started in July 2005 and completed in September 2005. It appears to be a commercial gas well. Another prospect well was recompleted in a new zone in July 2005 and is flowing oil and gas at a good rate. An additional step-out well is planned for December 2005. Capitalized costs for the period ended September 30, 2005 were $189,069.

      The Company participated with a 50% interest in the development of a Bryan County, Oklahoma prospect. The Company sold a portion of its interest and participated with a 9% working interest in the drilling of an exploratory well. The well was commenced in July 2005, hole problems were encountered prior to reaching the objective depth and it was plugged in August 2005. Dry hole costs for the period ended September 30, 2005 were $28,857. The prospect is being re-evaluated.

      The Company has a 0.96% Phase I interest and a 4.32% Phase II interest in a Harding County, South Dakota waterflood unit. There are currently six horizontal oil producers in the unit. Water injection into one of the wells will commence in the fourth quarter of 2005. Cumulative capitalized costs as of September 30, 2005 were $56,692.

      The Company participated in the drilling of two step-out wells on a Dewey County, Oklahoma prospect. The first well, in which the Company has a 6% working interest, was started in March 2005 and completed in May 2005. The second well (Company working interest 5.4%) was started in April 2005 and completed in May 2005. Both are commercial gas and gas condensate producers. Drilling costs totaled $146,101 as of September 30, 2005.

      In February 2005 the Company participated in the drilling of a step-out well in Morton County, Kansas with a 19.6% working interest. It was completed in March 2005 as a commercial gas well. Sales commenced in June 2005. Drilling costs capitalized as of September 30, 2005 were $118,883.

      In March 2005 the Company participated with its 11.7% interest in the recompletion of a non-commercial well on a Woods County, Oklahoma prospect. The well is now a marginal gas producer. The Company participated in the drilling of two development wells on the prospect with interests of 18% and 16.56%. Both were started in August 2005, completed in October 2005 and are currently awaiting pipeline connection. Actual and prepaid drilling costs totaled $166,014 as of September 30, 2005. An estimated impairment reserve of $50,000 has been recorded at September 30, 2005 for the marginal gas producer. This reserve will be re-evaluated at 2005 year end.

      The Company participated in the drilling of six development wells on a Canadian County, Oklahoma prospect. The first well (Company working interest 6.1%) was started in January 2005 and completed in March 2005. The second well (3.8% interest) was started in February 2005 and completed in June 2005. The third well (7.5% interest) was started in March 2005 and completed in June 2005. The fourth well (8.5% interest) was started in April 2005 and completed in July 2005. The fifth well (15% interest) was started in April 2005 and completed in July 2005. The sixth well (6.1% interest) was started in August 2005 and completed in September 2005. The third well is a marginal oil and gas producer. The other five are commercial oil and gas producers. New zones were added to three other prospect wells (7.3%, 8.5% and 15% interests). Drilling costs for 2005 totaled $518,194 as of September 30, 2005, including prepaid drilling costs.

      The Company participated with its 16% working interest in the drilling of a step-out well on a Creek County, Oklahoma prospect. The well was started in February 2005 and completed in March 2005 as a commercial gas producer. An offset to this well is planned for the fourth quarter of 2005. Drilling costs of $71,021 have been capitalized as of September 30, 2005.

      The Company participated in the drilling of a step-out well and three exploratory wells on a Stephens County, Oklahoma prospect. The step-out well (Company working interest 2.9%) was drilled and completed in December 2004 and recompleted in February 2005. It appears to be non-commercial. The first exploratory well (3% interest) was started in November 2004 and completed in March 2005 as a commercial oil and gas producer. The second exploratory well (3.6% interest) was started in February 2005 and completion attempts in April and May 2005 were unsuccessful. The third exploratory well was started in May 2005 and a completion attempt is currently in progress. A development well (3% interest) was started in October 2005 and is currently drilling. Two additional development wells have been proposed. Capitalized drilling costs as of September 30, 2005 (net of an impairment reserve of $24,128) totaled $184,714, and dry hole costs were $62,260.

      The Company participated with a 16% working interest in the drilling of an exploratory well on a McClain County, Oklahoma prospect. The well was started in October 2004 and completed in January 2005. Oil and gas production commenced in February 2005 at a commercial rate but declined rapidly. Pumping equipment, installed in May 2005, restored the well to commercial production, but it has since declined to marginal status. Drilling costs totaled $248,385 as of September 30, 2005. An estimated impairment reserve of $100,000 has been recorded at September 30, 2005 for this well and will be re-evaluated at 2005 year-end.

      The Company participated with a fee mineral interest in the drilling of an exploratory horizontal well in Harding County, South Dakota. The Company has a 10.9% interest in the well which was started in February 2005 and completed in April 2005 as a commercial oil well. Capitalized costs as of September 30, 2005, were $217,921.

      In February 2005 the Company purchased a 16% interest in 3,830 net acres of leasehold on a Cheyenne and Rawlins Counties, Kansas prospect for $21,380. A 3-D seismic survey was conducted and an exploratory well was started in June 2005. It was completed as a dry hole in July 2005. Drilling costs totaling $28,288 as of September 30, 2005 have been expensed as dry hole costs.

      In August 2005 the Company purchased an 18% interest in 2,200 net acres of leasehold on a Woods County, Oklahoma prospect for $61,875. An exploratory well was drilled in October 2005 and casing was set. A completion attempt is pending. Prepaid drilling costs were $48,375 as of September 30, 2005. A step-out well will commence shortly.

      In May 2005 the Company purchased a 16% interest in 640 net acres of leasehold on a Woods County, Oklahoma prospect for $9,600. An old dry hole was re-entered and washed down in July 2005 and completed in August 2005 as a marginal oil and gas well. Drilling costs totaled $64,709 as of September 30, 2005.

      In May 2005 the Company purchased a 16% interest in a McClain County, Oklahoma prospect for $20,000. An exploratory well was started in June 2005 and a completion attempt is currently in progress. Capitalized drilling costs totaled $233,109 as of September 30, 2005.

      In May 2005 the Company purchased a 2% interest in a Juab County, Utah prospect for $145,212. An exploratory well was started in June 2005 and is currently awaiting a completion attempt. Drilling costs totaled $190,052 as of September 30, 2005.

      In October 2005 the Company agreed to purchase a 14% interest in an Ellis County, Oklahoma prospect. An exploratory well is scheduled to start in November 2005.

      In October 2005 the Company agreed to purchase a 10% interest in a Grady County, Oklahoma prospect. A 3-D seismic survey will be conducted, probably in early 2006, followed by the drilling of an exploratory well.

      DD&A. The $158,117 (37%) increase in DD&A to $591,244 in 2005 from
$433,127 in 2004 was partially the result of increased depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells of $42,516 (20%) to $253,302 in 2005 from $210,786 in 2004. This increase is primarily the result of the increased oil and gas production in 2005 compared to 2004. The remaining increase was the result of an increase in oil and gas property impairments of $96,867 (52%) to $283,143 in 2005 from $186,276 in 2004
This increase is primarily due to increased impairments in 2005 for marginal oil and gas well completions.

      General, Administrative and Other Expenses (G&A). The $61,856 (11%) increase in G&A to $606,659 in 2005 from $544,803 in 2004 was primarily the result of increases in ad valorem and franchise taxes in various states and accounting fees.

Other Income, Net. This line item increased $257,283 to $283,170 in 2005 from $25,887 in 2004. See Note 2 to the accompanying condensed financial statements for an analysis of the components of this item.

Trading securities gains in 2005 were $8,557 as compared to losses of $23,995 in 2004, an increase of $32,552. In 2005 the Company had unrealized gains of $7,511 from adjusting securities held at September 30 to estimated fair market value and net realized trading gains of $1,046. In 2004 the Company had unrealized losses of $28,944 as partially offset by realized gains of $4,949.

For the most part, interest income is from available for sale securities which are U.S. Treasury bills. Interest income increased $70,099 (233%) to $100,249 in 2005 from $30,150 in 2004. The increase in interest income was the combination of an increase in both the average balance of available for sale securities outstanding and the average yield of the securities.

Equity earnings in investees increased $121,661 (338%) to earnings of $157,668 in 2005 from $36,007 in 2004. The following is the Company's share of earnings for 2005 and 2004 per review of the entities unaudited financial statements for the nine months ended September 30, 2005 and 2004:

                                                       Earnings
                                                 -------------------
                                                   2005       2004
                                                 --------   --------
      Broadway Sixty-Eight, Ltd.                 $ 19,478   $ 15,504
      JAR Investments, LLC                         82,226      2,595
      Millennium Golf Properties, LLC              10,620     17,908
      OKC Industrial Properties, LLC               45,344       --
                                                 --------   --------
                                                 $157,668   $ 36,007
                                                 ========   ========

The JAR Investments, LLC 2005 earnings of $82,226 include a gain on the sale of real estate of approximately $75,000. The OKC Industrial Properties, LLC earnings of $45,344 represent an estimated gain on the sale of real estate.

See Note 3, to the accompanying condensed financial statements, and "Off-Balance Sheet Arrangements" below for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, increased $541,594 (146%) to $912,951 in 2005 from $371,357 in 2004. This increase in the provision was the result of an increase in income before income taxes to $3,499,610 in 2005 from $1,317,295 in 2004.

See Note 4 to the accompanying condensed financial statements for a discussion of the provision for income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2005, Compared with Three Months Ended September 30, 2004.

Net income increased $776,115 to $1,173,408 in 2005 from $397,293 in 2004. The material changes in the results of operations which caused the increase in net income will be discussed below.

Operating Revenues. Revenues from oil and gas sales increased $1,223,968 (120%) to $2,245,617 in 2005 from $1,021,649 in 2004. The increase was the result of an increase in gas sales of $763,714 (98%) to $1,540,123, an increase in oil sales of $433,636 (186%) to $666,986 and an increase in sales of miscellaneous products of $26,618 to $38,508.

The increase in gas sales was the result of an increase in the average price by $0.57 per MCF to $6.40 for a positive price variance of $137,385 and an increase in the volume of gas sold of 107,432 MCF for a positive volume variance of $626,329. A significant potion of the gas sales volume and revenue increase can be attributed to the new royalty interest property discussed above in Item 2. under "Operating Revenues". This property accounted for approximately 83,000 MCF and $563,000 of increased gas sales for the three months ending September 30, 2005.

The increase in oil sales was the result of an increase in the average price received of $15.55 per Bbl to $57.09 for a positive price variance of $181,697, and an increase in the volume of oil produced by 6,065 Bbls to 11,683 for a positive volume variance of $251,940.

Other operating revenues increased $81,820 to $83,263 because of increased leases for Company owned minerals.

Operating Costs and Expenses. Production costs increased $127,473 to $292,210 in 2005 from $164,737 in 2004. The increase is due to increased production taxes and lease operating expense. See the production costs discussion in Item 2 above for the nine months.

Exploration costs charged to operations increased $49,868 to $55,346 in 2005 from $5,478 in 2004 as a result of higher G&G costs and dry hole costs for the same period each year. See the exploration costs discussion in Item 2 above for the nine months.

DD&A increased $84,189 to $248,705 from $164,516 in 2004. The increase was mostly the result of the provisions for impairment of long-lived assets discussed above in Item 2. under "DD&A".

G&A increased $29,306 (19%) to $185,896 in 2005 from $156,590 in 2004. Ad valorem and franchise taxes increased $15,438 (90%) to $32,528 in 2005. The remainder of the increase was due to an increase in general and administrative expenses of $13,868 (10%) to $153,368 in 2005.

Other Income, Net. See Note 2 to the accompanying condensed financial statements for an analysis of the components of other income, net. In 2005, this line item increased $79,073 to income of $82,737 from income of $3,664 in 2004. To a significant degree, the increase was the result of a $38,719 increase in the gain on trading securities to $16,199 in 2005 from a loss of $22,520 in 2004 and an increase in interest income of $27,135 to $38,270 in 2005 from $11,135 in 2004.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, increased $317,910 to $456,052 in 2005 from $138,142 in 2004. This increase in the provision was the result of an increase in income before taxes to $1,629,460 in 2005 from $535,435 in 2004.

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

For more information about these entities, see Note 3, to the accompanying financial statements and this management's discussion and analysis subheading, "Other Income, Net".

                          THE RESERVE PETROLEUM COMPANY
                             CONTROLS AND PROCEDURES
                               September 30, 2005
                                   (unaudited)

a) Evaluation of Disclosure Controls and Procedures.

The effectiveness of the Company's disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer as of the end of the period covered by this 10-QSB. Based on their evaluation it is their conclusion that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b) Changes in Internal Controls.

There have been no changes in the Company's internal controls or in other factors that could significantly affect these controls that occurred during the first nine months of 2005, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

                                     PART II
                                OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      c) ISSUER PURCHASES OF EQUITY SECURITIES

                                    Total Number  Average      Total Number of Shares
                                    of Shares     Price Paid   Purchases as Part of
                                    Purchased     Per Share    Publicly Announced Plans
                                    ------------  ----------   ------------------------
July 1 to July 31, 2005                 126       $    75.34             --
August 1 to August 31, 2005             130            95.00             --
September 1 to September 30, 2005        28           100.71             --
                                    ------------  ----------   ------------------------
     TOTAL                              284       $    86.84             --
                                    ============  ==========   ========================

      The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

Item 6. Exhibits.

      The following documents are exhibits to and are filed with this Form
      10-QSB

Exhibit                                          S.E.C.             Exhibit
Reference    Description                      Report (Date)          Number     Page
---------    -----------                      -------------         -------     ----
      31     Chief Executive Officer's
             Certification pursuant to
             Section 302 of the Sarbanes-
             Oxley Act of 2002                10-QSB (09/05)          31.1       20

      31     Chief Financial Officer's
             Certification pursuant to
             Section 302 of the Sarbanes-
             Oxley Act of 2002                10-QSB (09/05)          31.2       21

      32     Chief Executive Officer's and
             Chief Financial Officer's
             Certification pursuant to
             Section 906 of the Sarbanes-
             Oxley Act of 2002                10-QSB (09/05)          32.1       22

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      THE RESERVE PETROLEUM COMPANY
                                      (Registrant)


Date:  November 11, 2005               /s/ Mason McLain
     -------------------              ------------------------------------------
                                      Mason McLain,
                                      Principal Executive Officer





Date:   November 11, 2005              /s/ James L. Tyler
     --------------------             ------------------------------------------
                                      James L. Tyler
                                      Principal Financial and Accounting Officer