Form 10KSB
period 2005-12-31
RESERVE PETROLEUM CO
filed 2006-03-31
CIK 83350

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

      | | TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File number 0-8157
                          THE RESERVE PETROLEUM COMPANY
                  (Name of small business issue in its charter)

               DELAWARE                                 73-0237060
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         6801 N. BROADWAY, SUITE 300                           73116-9092
           OKLAHOMA CITY, OKLAHOMA
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (405) 848-7551

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

         COMMON STOCK ($0.50 PAR VALUE)
                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. | |

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

The issuer's revenues for the fiscal year ended December 31, 2005 were $8,523,346.

The aggregate market value of the voting stock held by non-affiliates was $18,548,820 as computed by reference to the last reported sale which was on March 7, 2006.

As of March 17, 2006, there were 163,633.64 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on May 23, 2004 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes | | No |X|


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

Forward Looking Statements..................................................3

                      PART I

Item 1.   Description of Business...........................................3

Item 2.   Description of Property...........................................5

Item 3.   Legal Proceedings.................................................7

Item 4.   Submission of Matters to a Vote of Security
          Holders...........................................................7

                      PART II

Item 5.   Market for Common Equity, Related Stockholder
          Matters and Small Business Issuer Purchase  of
          Equity Securities.................................................7

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.........................................................8

Item 7.   Financial Statements.............................................20

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..............................43

Item 8A.  Controls and Procedures..........................................43

                     PART III

Item  9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of
          the Exchange Act.................................................44

Item 10.  Executive Compensation...........................................44

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters...................44

Item 12.  Certain Relationships and Related Transactions...................44

Item 13.  Exhibits.........................................................44

Item 14.  Principal Accountant Fees and Services...........................45

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements. See Item 6, "Management's Discussion and Analysis or Plan of Operation" for a summation of some of the risks and uncertainties inherent in forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

The Reserve Petroleum Company (the "Company") is engaged principally in the exploration for and the development of oil and natural gas properties. Other business segments are not significant factors in the Company's operations. The Company is a corporation organized under the laws of the State of Delaware in 1931.

                         OIL AND NATURAL GAS PROPERTIES

For a summary of certain data relating to the Company's oil and gas properties including production, undeveloped acreage, producing and dry wells drilled and recent activity, see Item 2, "Description of Property". For a discussion and analysis of current and prior years' revenue and related costs of oil and gas operations, and a discussion of liquidity and capital resource requirements, see
Item 6, "Management's Discussion and Analysis or Plan of Operation".

MINERAL PROPERTY MANAGEMENT

The Company owns non-producing mineral interests in approximately 268,393 gross acres equivalent to 92,540 net acres. These mineral interests are located in nine states with 56,215 net acres in the states of Oklahoma and Texas, the area of concentration for the Company in its present exploration and development programs.

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

A substantial amount of the Company's oil and gas revenue has resulted from its mineral property management. In 2005, $4,635,747 (57%) of oil and gas sales was from royalty interests as compared to $2,024,362 (52%) in 2004. As a result of its mineral ownership, in 2005 the Company had royalty interests in 23 gross (.48 net) wells which were drilled and completed as producing wells. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

DEVELOPMENT PROGRAM

The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with a joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 2005, the Company participated in the drilling of twenty-three development wells with nineteen wells (2.17 net) completed as producers, two as dry holes and two in the process of completion.

EXPLORATION PROGRAM

The Company's exploration program is normally conducted by purchasing interests in prospects developed by independent third parties, participating in third party exploration of Company-owned non-producing minerals, developing its own exploratory prospects, or a combination of the above.

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

For a summation of exploratory wells drilled in 2005 or planned for in 2006, see
Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation," subheading, "Update of Oil and Gas Exploration Activity from December 31, 2004."

CUSTOMERS

In 2005, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. XTO Energy purchases were $910,108 or 11.3% of total oil and gas sales. Burlington Resources purchases were $833,363, or 10.3% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price. A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

COMPETITION

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

REGULATION

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

ENVIRONMENTAL PROTECTION

The operation of the various producing properties in which the Company has an interest is subject to Federal, state and local provisions regulating discharge of materials into the environment, the storage of oil and gas products, and the contamination of subsurface formations. The Company's lease operations and exploratory activity have been and will continue to be affected by regulation in future periods. However, the known effect to date has not been material as to capital expenditures, earnings or industry competitive position, nor are estimated expenditures for environmental compliance expected to be material in the coming year. Such expenditures produce no increase in productive capacity or revenue and require more of management's time and attention, a cost which cannot be estimated with any assurance of certainty.

                                 OTHER BUSINESS

See Item 6, "Management's Discussion and Analysis of Plan of Operation", subheading, "Equity Investments" and Item 7, "Notes to Financial Statements," Notes 2 and 7 for a discussion of other business including guarantees.

                                    EMPLOYEES

At December 31, 2005, the Company had eight employees, including officers. See the Proxy Statement for additional information. During 2005, all the Company's employees devoted a portion of their time to duties with affiliated companies and the Company was reimbursed for the affiliates' share of compensation directly from those companies. See Item 6, "Management's Discussion and Analysis or Plan of Operation, subheading "Certain Relationships and Related
Transactions" and Item 7, "Notes to Financial Statements," Note 12, for additional information.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's principal properties are oil and natural gas properties as described below.

                         OIL AND NATURAL GAS OPERATIONS

OIL AND GAS RESERVES

Reference is made to the unaudited supplemental financial information beginning on Page 38 for working interest reserve quantity information.

Since January 1, 2005, the Company has not filed any reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its 2004 annual report on Form 10-KSB and Federal income tax return for the year ended December 31, 2004. Those reserve estimates were identical.

PRODUCTION

The average sales price of oil and gas produced and, for the Company's working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2005, 2004 and 2003. Equivalent MCF was developed using approximate relative energy content.

                 Royalties                                     Working Interests
          ----------------------                 -----------------------------------------------
                Sales Price                           Sales Price             Average Production
          ----------------------                 ---------------------
            Oil            Gas                     Oil           Gas               Cost per
          Per Bbl        Per MCF                 Per Bbl       Per MCF          Equivalent MCF
          -------        -------                 -------       -------        ------------------

2005      $ 54.93        $ 7.55                  $ 54.56       $ 7.55              $ 1.73
2004      $ 38.79        $ 5.42                  $ 40.47       $ 5.65              $ 1.61
2003      $ 28.72        $ 4.82                  $ 28.54       $ 4.81              $ 1.56

At December 31, 2005, the Company had working interests in 123 gross (14.76 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 76 gross (4.77 net) wells producing primarily oil. These interests were in 41,533 gross (4,368 net) producing acres. These wells include 44 gross (.26 net) wells associated with secondary recovery projects.

Twenty percent, or 7,212 barrels of the Company's oil production during 2005 was derived from royalty interests in mature West Texas water-floods.

UNDEVELOPED ACREAGE

The Company's undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company's gross and net acres in each at December 31, 2005.

                                                                  Acreage
                                                          ----------------------
                                                           Gross           Net
                                                          -------         ------
Non-producing Mineral Interests                           268,393         92,540
Undeveloped Leaseholds                                     11,606          3,865

NET PRODUCTIVE AND DRY WELLS DRILLED

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2003 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

                               Number of Net Working Interest Wells Drilled
               ---------------------------------------------------------------------------
                            Exploratory                              Development
               ------------------------------------        -------------------------------
                     Productive             Dry              Productive            Dry
               ----------------------    ----------        --------------      -----------

2005                      .83               .27                   2.17             .21
2004                     1.03               .50                   1.01              --
2003                      .46               .16                    .19             .28

RECENT ACTIVITIES

See Item 6, under the subheading, "Update of Oil and Gas Exploration Activity from December 31, 2004" for a summary of recent activities related to oil and natural gas operations.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings affecting the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is dually traded in the Pink Sheet Electronic Quotation Service and the OTC Bulletin Board under the symbol "RSRV". The following high and low bid information was quoted on the Pink Sheets OTC Market Report. Prices reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

                                                       Quarterly Ranges
                                              ---------------------------------
              Quarter Ending                   High Bid               Low Bid
          -----------------------             ----------             ----------
                 03/31/04                        35.30                  35.00
                 06/30/04                        39.00                  35.30
                 09/30/04                        41.25                  36.00
                 12/31/04                        55.00                  42.50
                 03/31/05                        58.00                  45.00
                 06/30/05                        83.00                  52.25
                 09/30/05                       120.00                  74.00
                 12/31/05                       172.00                  120.00

There was limited public trading in the Company's common stock in 2005 and 2004. In 2005 and 2004, there were 9 brokered trades appearing in the Company's transfer ledger for each year.

At March 17, 2006, the Company had approximately 1,457 record holders of its common stock. The Company paid dividends on its common stock in the amount of $2.00 per share in the second quarter of 2005 and $1.00 per share in 2004. Management will review the amount of the annual dividend to be paid in 2006 with the Board of Directors; however, it intends to recommend a dividend of at least $4.00 per share.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                Total Number of Shares      Approximate Dollar Value
                                                                                Purchased as Part of       of Shares that May Yet Be
                            Total Number of           Average Price         Publicly Announced Plans or   Purchased Under the Plans
          Period            Shares Purchased          Paid Per Share               Programs (1)                or Programs (1)
------------------------------------------------------------------------------------------------------------------------------------

October 1, 2005 to                 33                    $105.00                         -                            -
October 31, 2005
------------------------------------------------------------------------------------------------------------------------------------

November 1, 2005 to                11                    $105.00                         -                            -
November 30, 2005
------------------------------------------------------------------------------------------------------------------------------------

December 1, 2005 to               354                    $105.00                         -                            -
December 31, 2005
------------------------------------------------------------------------------------------------------------------------------------

Total                             398                    $105.00                         -                            -
------------------------------------------------------------------------------------------------------------------------------------

(1) The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

FORWARD-LOOKING STATEMENTS

In addition to historical information, from time to time the Company may publish forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide the reader with management's current expectations of future events. They include statements relating to such matters as anticipated financial performance, business prospects such as drilling of oil and gas wells, technological development and similar matters.

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

Exploration costs have been the most significant component of the Company's capital expenditures and are expected to remain so, at least in the near term. Under the successful efforts method of accounting for oil and gas properties, which the Company uses, these costs are capitalized if the prospect is successful, or charged to operating costs and expenses if unsuccessful. Estimating the amount of such future costs which may relate to successful or unsuccessful prospects is extremely imprecise, at best.

The provisions for depreciation, depletion and amortization of oil and gas properties constitute a particularly sensitive accounting estimate. Non-producing leaseholds are amortized over the life of the leasehold using a straight line method; however, when a leasehold is impaired or condemned, an appropriate adjustment to the provision is made at that time. Forward-looking estimates of such adjustments are very imprecise. The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment. Depletion and depreciation of oil and gas properties are computed using the units-of-production method. A significant unanticipated change in volume of production or estimated reserves would result in a material un-forecasted change in the estimated depletion and depreciation provisions.

Income from available for sale securities and trading securities has made substantial contributions to net income in certain prior periods. Available for sale securities and trading securities are used to invest funds until needed in the Company's capital investing and financing activities. Net income has been materially affected in past and current years and could be in the future years by utilization of those funds in operations as well as significant fluctuation in the interest rates and/or quoted market values applicable to the Company's available for sale securities and trading securities.

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

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2006 and any Current Reports on Form 8-K filed by the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The above named officers, directors and employees as a group beneficially own approximately 33% of the common stock of The Company, approximately 31% of the common stock of Mesquite, and approximately 17% of the common stock of Mid-American. These three corporations each have only one class of stock outstanding. Item 7, "Notes to Financial Statements," Note 12 includes additional disclosures regarding these relationships.

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

                         LIQUIDITY AND CAPITAL RESOURCES

To supplement the following discussion, please refer to the Balance Sheets on Pages 23 and 24, and the Statements of Cash Flows beginning on page 27 of this Form 10-KSB.

In 2005, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available for sale securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available for sale securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available for sale securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. Available for sale securities are US Treasury Bills.

In 2005, net cash provided by operating activities was $4,454,893. Sales, net of production, exploration general and administrative costs and income taxes paid of $4,322,097 accounted for 97% operations net cash flow. The remaining components provided $132,796 or 3% of cash flow. In 2005, net cash applied to investing and financing activities was $4,321,269. Net purchases of available for sale securities discussed below, capitalized property additions (net of disposals) of $3,503,888 and dividend payments and treasury stock purchases of $451,118 accounted for most of the net cash applied. Maturing available for sale securities provided $9,686,787 of gross cash flow due to their six month maturities. However, these funds plus $803,272 of excess cash from operations were re-invested in the same type of securities.

In 2004, cash utilized for capitalized property additions (net of disposals) of $2,102,080 and dividend payments and treasury stock purchases of $168,972 were $605,646 less than cash provided by operating activities.

Other than cash, cash equivalents and available for sale securities, other significant changes in working capital include the following:

Receivables  increased  $1,423,959 (213%) to $2,092,967 in 2005 from $669,008 in
2004. For the most part, the increase was the result of increased oil and gas product prices and volumes used for the Company's accrual estimates at year end. See the discussion of revenues under subheading "Operating Revenues", below for more information about the increased sales of oil and natural gas, including new wells in Robertson County, Texas.

Income taxes payable increased $327,018 to $331,412 in 2005 from $4,394 in 2004. This was due to the increased current tax expense as a result of the increased pretax income in 2005 versus 2004.

Accounts payable increased $154,852 (91%) to $324,675 in 2005 from $169,823 in 2004. This increase was primarily due to costs associated with increased drilling activity at year end 2005 versus 2004. See the discussion of this activity under "Update of Oil and Gas Exploration and Development Activity" from December 31, 2004 in the "Results of Operations" section below.

The following is a discussion of material changes in cash flow by activity between the years ending December 31, 2005 and 2004. Also see the discussion of changes in operating results under "Results of Operations" below in this Item 6.

OPERATING ACTIVITIES

As noted above, net cash flows provided by operating activities in 2005 were $4,454,893, which when compared against the $2,876,698 provided in 2004, represents an increase of $1,578,195 or a 55% increase in net cash flows provided by operating activities from 2004 to 2005. For the most part, the increase resulted because of an increase in oil and gas sales of $2,989,515, an increase in lease bonuses and rentals of $21,329, and an increase in interest income of $83,772. Those increases in cash flows were partially offset by increased production costs of $395,020, an increase in exploration costs charged to expense of $350,742, a decrease in class action lawsuit settlements of $283,421 and an increase in income taxes paid of $404,641. Additional discussion of the more significant items follows.

DISCUSSION OF SELECTED MATERIAL LINE ITEMS RESULTING IN AN INCREASE IN CASH FLOWS. The $2,989,515 (79%) increase in cash received from oil and gas sales to $6,752,119 in 2005 from $3,762,604 in 2004 was the result of an increase of both the price and volume of both oil and gas sales. See "Results of Operations", below, for a price/volume analysis and the related discussion of oil and gas sales.

Cash received for interest earned on cash equivalents and available for sale securities increased $83,772 (212%) to $123,272 in 2005 from $39,500 in 2004.
The increase was primarily the result of an increase in the average rate of return to 2.21% in 2005 from 0.88% in 2004 with an average balance of cash equivalents and available for sale securities outstanding of $5,582,429 in 2005 and $4,475,655 in 2004.

DISCUSSION OF SELECTED MATERIAL LINE ITEMS RESULTING IN A DECREASE IN CASH FLOWS. Production costs increased $395,020 (66%) to $997,571 in 2005 from
$602,551 in 2004. Most of the increase was due to a $246,644 increase in production taxes which increase as oil and gas sales increase. The remaining increase of $148,376 was due to increased lease operating expenses in 2005 versus 2004. Approximately $41,000 of the increase was attributable to wells which first produced in 2005 and the remaining approximately $107,000 was due to increased operating expenses on wells which began production prior to 2005.

Cash paid for exploration costs charged to expense increased $350,742 (252%) to $489,893 in 2005 from $139,151 in 2004. This increase is related to an increase in exploration activity in 2005 over 2004. This item consists of unsuccessful exploratory drilling expenditures as well as geological and geophysical costs that are directly related to the Company's oil and gas exploration drilling activity. That drilling activity also includes substantially all of the Company's property additions discussed below under the subheading "Investing Activities". In addition to the $489,893 classified as operating activities, $3,554,593 was classified as investing activities for a total of $4,044,486. This compares to 2004 cash applied to property additions which included $139,151 classified as operating activities and $2,183,687 classified as investing activities for a total of $2,322,838.

Cash received for class action lawsuit settlements decreased $283,421 (95%) to $13,775 in 2005 from $297,196 in 2004. The decrease was due entirely to the 2004 settlement of a class action lawsuit filed in 1995 relating to revenues received after 1982 from Company owned minerals in Beaver and Texas Counties, Oklahoma, with no similar settlement in 2005.

Income taxes paid increased $404,641 (100%) to $404,641 in 2005 from $-0- in 2004 due to increased income tax expense discussed above and below in the "Results of Operations".

INVESTING ACTIVITIES

Net cash applied to investing activities increased $1,386,755 (56%) to $3,870,151 in 2005 from $2,483,396 in 2004. In 2005, net cash flows from available for sale securities decreased $350,456 from cash applied of $452,816 in 2004 to cash applied of $803,272 in 2005, as a result of cash invested from excess 2005 cash flows provided by operations. Most of the additional net cash applied to investing activities is due to a $1,401,808 net increase in the application of cash to capitalized property additions, discussed above. In 2005, net cash flows applied to capitalized property were $3,503,888 as compared to $2,102,080 in 2004. These net cash application increases were offset somewhat by cash flows from an equity investment distribution increase of $199,450 and $166,059 cash from the surrender of a life insurance policy.

FINANCING ACTIVITIES

Cash applied to financing activities increased $282,146 (167%) to $451,118 in 2005 from $168,972 in 2004. Cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2005, cash dividends paid on common stock amounted to $315,586 as compared to $155,052 in 2004. The increase was the result of an increase in the 2005 dividends per share to $2.00 from $1.00 in 2004. Cash applied to the purchase of treasury stock was $135,532 in 2005 as compared to $13,290 in 2004.

FORWARD-LOOKING SUMMARY

The latest estimate of business to be done in 2006 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company's risk parameters become available, or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

                              RESULTS OF OPERATIONS

As disclosed in the Statements of Operations in Item 7, of this Form 10-KSB, in 2005 the Company had net income of $3,812,095 as compared to a net income of $1,748,991 in 2004. Net income per share, basic and diluted was $23.17 in 2005, an increase of $12.61 per share from $10.56 in 2004. Material line item changes in the Statements of Operations will be discussed in the following paragraphs.

OPERATING REVENUES

Operating revenues increased $4,258,800 (100%) to $8,523,346 in 2005 from $4,264,546 in 2004. Oil and gas sales increased $4,146,565 (106%) to $8,067,949 in 2005 from $3,921,384 in 2004. In addition lease bonuses and other increased $112,235 (33%) to $455,397 in 2005 from $343,162 in 2004. The increase in oil and gas sales will be discussed in the following paragraphs.

The $4,146,565 increase in oil and gas sales was the net result of a $3,104,192 increase in gas sales plus a $998,853 increase in oil sales and a $43,520 increase in miscellaneous oil and gas product sales. The following price and volume analysis is presented to help explain the changes in oil and gas sales from 2004 to 2005. Miscellaneous oil and gas product sales of $108,215 in 2005 and $64,695 in 2004 are not included in the analysis.

                                                    Variance
                                              ---------------------
Production                         2005        Price        Volume        2004
----------                       --------     --------     --------     --------
Oil -
Bbls (000 omitted)                     36                        11           25
$(000 omitted)                   $  1,982     $    546     $    453     $    983
Unit Price                       $  54.69     $  15.07                  $  39.62
Gas -
MCF (000 omitted)                     791                       272          519
$(000 omitted)                   $  5,977     $  1,599     $  1,505     $  2,873
Unit Price                       $   7.55     $   2.02                  $   5.53

The $3,104,192 (108%) increase in natural gas sales to $5,977,228 in 2005 from $2,873,036 in 2004 was the result of an increase in both the price and volume of sales. A positive price variance of $1,599,054 resulted because the average price received per thousand cubic feet (MCF) of natural gas sales increased $2.02 per MCF to $7.55 in 2005 from $5.53 in 2004. A positive volume variance of $1,505,138 resulted from an increase in volume sold of 272,176 MCF to 791,374 MCF in 2005 from 519,198 in 2004. The increase in the volume of production was the net result of production of 330,227 MCF from properties which first produced in 2005 as partially offset by a 58,050 MCF normal decline in production from mature producing properties. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 7, below, working interests in natural gas extensions and discoveries were adequate to replace reserves produced in 2005 and 2004.

The gas production from properties which first produced in 2005 includes production from several new royalty interest properties drilled by Burlington Resources in Robertson County, Texas. The first of these wells began producing in late March, 2005 and the last one began producing in October, 2005. These properties accounted for approximately 225,000 MCF and $1,780,000 of the increased gas sales for 2005. While the operator is currently drilling and plans more drilling in the future on the acreage in which the Company holds mineral interests, the Company has no control over the timing of such activity.

The $998,853 (102%) increase in crude oil sales to $1,982,506 in 2005 from $983,653 in 2004 was the result of an increase in both the average price per barrel and oil sales volumes. The average price received per barrel (Bbl) of oil increased $15.07 (38%) to $54.69 per Bbl in 2005 from $39.62 per Bbl in 2004 resulting in an increase in oil sales of $546,259. An increase in oil sales volumes of 11,423 Bbls to 36,250 Bbls in 2005 from 24,827 Bbls in 2004 resulted in a positive volume variance of $452,594. The positive volume variance was the net result of production of 14,316 Bbls from properties which first produced in 2005 as partially offset by a 2,893 Bbls normal decline in production from mature producing properties. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 7 below, working interests in oil extensions and discoveries were adequate to replace reserves produced in 2005 and 2004. For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company's oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

OPERATING COSTS AND EXPENSES

Operating costs and expenses increased $1,282,932 (52%) to $3,745,369 in 2005 from $2,462,437 in 2004, primarily due to increases in production costs, exploration costs and depreciation, depletion and amortization. The material components of operating costs and expenses will be discussed below.

PRODUCTION COSTS. Production costs increased $385,228 (62%) to $1,005,720 in 2005 from $620,492 in 2004. For the most part, the increase was the net result of a $246,644 (123%) increase in gross production tax to $447,550 in 2005, from $200,906 in 2004, plus an increase in lease operating expense of $126,464 (34%) to $494,909 in 2005 from $368,445 in 2004. The increase in lease operating expense was the result of the additional costs of wells which first produced in late 2004 or in 2005. Gross production taxes are state taxes which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

EXPLORATION COSTS. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling are capitalized. Total costs of exploration, inclusive of geological and geophysical costs were $4,147,457 in 2005 and $2,322,918 in 2004. Costs charged to operations were $495,351 in 2005 and $139,231 in 2004 inclusive of geological and geophysical costs of $96,979 in 2005 and $36,420 in 2004.

UPDATE OF OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITY FROM DECEMBER 31, 2004. For the twelve months ended December 31, 2005, the Company participated in the drilling of 12 gross exploratory and 23 gross development working interest wells with net working interests ranging from a high of 19.6% to a low of 2.9%. Of the twelve exploratory wells, four were plugged, abandoned and charged to expense, seven were completed as producers and one is still being completed and tested. Of the twenty-three development wells, nineteen were completed as producers, two were plugged, abandoned and charged to expense and two wells are still being completed and tested. In management's opinion, the exploratory drilling summarized above has produced some possible development drilling opportunities which could increase the Company's oil and gas reserves.

The following is a summary as of March 13, 2006, updating both exploration and development activity from December 31, 2004.

The Company participated with its 18% working interest in the drilling of four step-out wells on a Barber County, Kansas prospect. The first was started in March 2005 and completed in April 2005 as a commercial gas well. The second was started in June 2005 and completed in September 2005 as a marginal oil and gas well. The third, a re-entry, was started in July 2005 and completed in September 2005 as a commercial oil and gas well. The fourth was started in January 2006, completed in February 2006 and is currently being tested. Another prospect well was recompleted in a new zone in July 2005 and is flowing oil and gas at a good rate. Three additional wells are planned for 2006. Capitalized costs for the period ended December 31, 2005 were $298,082.

The Company participated with a 50% interest in the development of a Bryan County, Oklahoma prospect. The Company sold a portion of its interest and participated with a 9% working interest in the drilling of an exploratory well. The well was commenced in July 2005, hole problems were encountered prior to reaching the objective depth, and it was plugged in August 2005. The prospect is being re-evaluated. Dry hole costs for the period ended December 31, 2005 were $31,813.

The Company has a 0.96% Phase I interest and a 4.32% Phase II interest in a Harding County, South Dakota waterflood unit. There were six horizontal oil producers in the unit. Water injection into one of the wells commenced in March 2006. Cumulative capitalized costs as of December 31, 2005 were $58,772.

The Company participated in the drilling of two step-out wells on a Dewey County, Oklahoma prospect. The first well, in which the Company has a 6% working interest, was started in March 2005 and completed in May 2005. The second well (Company working interest 5.4%) was started in April 2005 and completed in May 2005. Both are commercial gas and gas condensate producers. Drilling costs totaled $156,784 as of December 31, 2005.

In February 2005, the Company participated in the drilling of a step-out well in Morton County, Kansas with a 19.6% working interest. It was completed in March 2005 as a commercial gas well. Sales commenced in June 2005. Drilling costs capitalized as of December 31, 2005 were $120,057.

In March 2005, the Company participated with its 11.7% interest in the recompletion of a non-commercial well on a Woods County, Oklahoma prospect. The well is now a marginal gas producer. The Company participated in the drilling of two development wells on the prospect with interests of 18% and 16.56%. Both were started in August 2005 and completed in October 2005 as commercial gas wells. Drilling costs totaled $223,528 as of December 31, 2005. An impairment reserve of $23,788 has been recorded at December 31, 2005 for the marginal gas producer.

The Company participated in the drilling of nine development wells on a Canadian County, Oklahoma prospect. The first well (Company working interest 6.1%) was started in January 2005 and completed in March 2005. The second well (3.8% interest) was started in February 2005 and completed in June 2005. The third well (7.5% interest) was started in March 2005 and completed in June 2005. The fourth well (8.5% interest) was started in April 2005 and completed in July 2005. The fifth well (15% interest) was started in April 2005 and completed in July 2005. The sixth well (6.1% interest) was started in August 2005 and completed in September 2005. The seventh well (10.7% interest) was started in December 2005 and completed in February 2006. The third well is a marginal oil and gas producer. The other six are commercial oil and gas producers. The eighth and ninth wells (3.8% and 7.3% interests) were started in March 2006 and are currently drilling. New zones were added to three other prospect wells (7.3%, 8.5% and 15% interests). Drilling costs for 2005 totaled $1,076,875 as of December 31, 2005, including prepaid drilling costs. A total of $89,667 has been recorded for impairment reserve on two marginal wells.

The Company participated with its 16% working interest in the drilling of two step-out wells on a Creek County, Oklahoma prospect. The first well was started in February 2005 and completed in March 2005 as a commercial gas producer. The second well was started in December 2005, completed in February 2006 and is currently awaiting pipeline connection. Drilling costs of $109,143 have been capitalized as of December 31, 2005.

The Company participated in the drilling of a step-out well, four exploratory wells and three development wells on a Stephens County, Oklahoma prospect. The step-out well (Company working interest 2.9%) was drilled and completed in December 2004 and recompleted in February 2005. It is non-commercial. The first exploratory well (3% interest) was started in November 2004 and completed in March 2005 as a commercial oil and gas producer. A second exploratory well (3.6% interest) was started in February 2005 and completion attempts in April and May 2005 were unsuccessful. A third exploratory well (3% interest) was started in May 2005 and completed in January 2006. It appears to be a marginal gas well. A development well (3% interest) was started in October 2005 and completed in December 2005 as a commercial oil and gas producer. Two additional development wells (3% interests) were started in November 2005. One was completed in January 2006 and appears to be a commercial gas well. A completion attempt of the other is currently in progress. The fourth exploratory well (4.7% interest) was started in December 2005 and a completion attempt is currently in progress. An additional development well has been proposed. Capitalized drilling costs as of December 31, 2005 (net of an impairment reserve of $27,194) totaled $324,066, and dry hole costs were $67,014.

The Company participated with a 16% working interest in the drilling of an exploratory well on a McClain County, Oklahoma prospect. The well was started in October 2004 and completed in January 2005. Oil and gas production commenced in February 2005 at a commercial rate but declined rapidly. Pumping equipment, installed in May 2005, restored the well to commercial production, but it has since declined to marginal status. Drilling costs totaled $248,200 as of December 31, 2005. An impairment reserve of $112,919 has been recorded at December 31, 2005 for this well.

The Company participated with a fee mineral interest in the drilling of an exploratory horizontal well in Harding County, South Dakota. The Company has a 10.9% interest in the well which was started in February 2005 and completed in April 2005 as a commercial oil well. Capitalized costs as of December 31, 2005 were $229,682.

In February 2005, the Company purchased a 16% interest in 3,830 net acres of leasehold on a Cheyenne and Rawlins Counties, Kansas prospect for $21,380. A 3-D seismic survey was conducted and an exploratory well was started in June 2005. It was completed as a dry hole in July 2005. No further drilling is planned. Drilling costs totaling $28,480 as of December 31, 2005 have been expensed as dry hole costs.

In August 2005, the Company purchased an 18% interest in 2,200 net acres of leasehold on a Woods County, Oklahoma prospect for $61,875. An exploratory well was started in October 2005 and completed in November 2005 as a commercial oil and gas producer. A step-out well was started in October 2005 following an unsuccessful attempt to re-enter an old dry hole. It was completed in December 2005 as a commercial oil and gas well. Sales from both wells commenced in February 2006. Additional acreage is being acquired and two additional wells are planned for 2006. Drilling costs of $8,649 were charged to dry hole expense and $163,260 were capitalized as of December 31, 2005.

In May 2005, the Company purchased a 16% interest in 640 net acres of leasehold on a Woods County, Oklahoma prospect for $9,600. An old dry hole was re-entered and washed down in July 2005 and completed in August 2005 as a marginal oil and gas well. Capitalized costs totaled $45,268 as of December 31, 2005, net of an impairment reserve of $42,543.

In May 2005, the Company purchased a 16% interest in a McClain County, Oklahoma prospect for $20,000. An exploratory well was started in June 2005 and completed in December 2005 as a commercial oil and gas producer. Capitalized drilling costs totaled $326,614 as of December 31, 2005.

In May 2005, the Company purchased a 2% interest in a Juab County, Utah prospect for $145,212. An exploratory well was started in June 2005 and completed as a dry hole in November 2005. The prospect is being re-evaluated. Drilling costs of $245,961 were charged to dry hole expense as of December 31, 2005.

In December 2005, the Company purchased a 14% interest in an Ellis County, Oklahoma prospect for $132,508. An exploratory well was started in January 2006 and completed in February 2006 as a dry hole. The prospect is being re-evaluated. Prepaid drilling costs were $188,886 as of December 31, 2005.

In December 2005, the Company purchased a 10% interest in a Grady County, Oklahoma prospect for $49,966. A 3-D seismic survey will be conducted in March 2006 followed by the drilling of an exploratory well.

In February 2006, the Company purchased a 15% interest in a Woods County, Oklahoma prospect for $15,600. A step-out well was started in February 2006, drilled to total depth and casing was set. A completion attempt is pending.

The Company will participate with its 15.7% working interest in the drilling of a horizontal development well on a Seminole County, Oklahoma prospect. The well is scheduled to commence in March 2006. Prepaid drilling costs were $112,471 as of December 31, 2005.

DEPRECIATION, DEPLETION, AMORTIZATION AND VALUATION PROVISIONS (DD&A). Major components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $261,124 in 2005 and $168,819 in 2004. The increase in the provision for impairment is directly related to the exploration activity discussed under "Exploration Costs", above. The 2005 provision for impairment was primarily due to the annual amortization of undeveloped leaseholds of approximately $239,000 and only about $22,000 due to specific leasehold impairments. In 2004, a Coal County, Oklahoma marginal well resulted in an impairment of approximately $121,000.

As discussed in Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Reviews were performed in both 2005 and 2004. The 2005 provision of $367,635 was partly the result of reserve adjustments on wells which first produced in 2004 but mostly due to wells completed in 2005 for which the estimated fair market value of future production was less than the Company's carrying amount in the well. The 2004 provision of $320,154 was to a great extent the result of similar declines in 2004.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation totaled $723,980 in 2005 and $407,142 in 2004. Most of the increase of $316,838 is due to increased oil and gas property additions in recent years.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES (G&A). G&A increased $70,769 (9%) to $854,619 in 2005 from $783,850 in 2004. The increase was the result of an increase in employee salaries and benefits, an increase in accounting fees of approximately $5,000 and in increase in franchise and ad valorem taxes of almost $40,000.

EQUITY INCOME (LOSS) IN INVESTEES. The following is an analysis of equity income
(loss) in investees by entity for the years ended December 31, 2005 and 2004. See Note 7 to the accompanying financial statements included in Item 7 below for more information.


                                         Net Income (Loss)   2005 Income (Loss)
                                       --------------------      Over (Under)
                                          2005      2004           2004
                                       ---------  ---------  ------------------
Broadway Sixty-Eight, Ltd.             $  17,407  $  22,066  $           (4,659)
Millennium Golf Properties, LLC           21,677     13,180               8,497
OKC Industrial Properties, LC             66,662     48,980              17,682
JAR Investment, LLC                       82,952      2,455              80,497
                                       ---------  ---------  ------------------
   Total                               $ 188,698  $  86,681  $          102,017
                                       =========  =========  ==================

OTHER INCOME (LOSS), NET. See Note 11 to the accompanying financial statements for an analysis of the components of this line item for the years ended 2005 and 2004. Other income, net decreased $146,016 (47%) to $167,256 in 2005 from $313,272 in 2004.

Realized and unrealized gain (loss) on trading securities decreased $18,951 (203%) to $(9,613) loss in 2005 from $9,338 gain in 2004. Realized gains or losses result when a trading security which is owned is sold. Unrealized gains or losses result from adjusting the Company's carrying amount in trading securities owned at the reporting date to estimated fair market value. In 2005, the Company had realized gains of $798 and unrealized losses of $10,411. In 2004, the Company had realized gains of $35,347 and unrealized losses of $26,009.

Accrual basis interest income increased $103,031 (206%) to $153,059 in 2005 from $50,028 in 2004. The increase was the result of an increase in the average rate of return on cash equivalents and available for sale securities from which most of interest income is derived. The average rate of return increased 1.33% to 2.21% in 2005 from 0.88% in 2004, and the average balance outstanding of $5,582,429 increased $1,106,863 (25%) from $4,475,566 in 2004.

Most of the decrease in this line item was due to the decrease in class action lawsuit settlements of $283,421 (95%) to $13,775 in 2005 from $297,196 in 2004.
All of this decrease was due to settlement of litigation in 2004 described earlier under "Operating Activities" in the "Liquidity and Capital Reserves" section. The Company currently has no significant pending lawsuits.

Provision for (Benefit from) Income Taxes. See Note 6, to the accompanying financial statements for an analysis of the various components of income taxesIn 2005, the Company had an estimated provision for income taxes of $1,321,836 as the result of a current tax provision of $731,659 plus a deferred tax provision of $590,177. In 2004, the Company had an estimated provision for income taxes of $453,071 as the result of a current tax provision of $89,129 plus a deferred tax provision of $363,942.

ITEM 7. FINANCIAL STATEMENTS.

      Index to Financial Statements.
                                                                            Page

      Report of Independent Registered Public Accounting Firm -
      Murrell, Hall, McIntosh & Co., PLLP, 2005.                             21

      Report of Independent Registered Public Accounting Firm -
      Grant Thornton, LLP 2004, 2003.                                        22

      Balance Sheets - December 31, 2005 and 2004                            23

      Statements of Operations - Years Ended December 31, 2005
      and 2004                                                               25

      Statement of Stockholders' Equity - Years Ended December 31, 2005
      and 2004                                                               26

      Statements of Cash Flows - Years Ended December 31, 2005
      and 2004                                                               27

      Notes to Financial Statements                                          29

      Unaudited Supplemental Financial Information                           38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The Reserve Petroleum Company

      We have audited the accompanying balance sheet of THE RESERVE PETROLEUM COMPANY as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2005, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
March 17, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 11, 2005

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                    December 31,
                                                            --------------------------
                                                                2005          2004
                                                            ------------  ------------
Current Assets:
    Cash and Cash Equivalents (Note 2)                      $    704,121  $    570,497
    Available for Sale Securities (Notes 2 & 5)                5,522,100     4,718,828
    Trading Securities (Notes 2 & 5)                             254,434       261,893
    Receivables (Note 2)                                       2,092,067       669,008
                                                            ------------  ------------
                                                               8,572,722     6,220,226
                                                            ------------  ------------
Investments:
    Equity Investments (Notes 2 & 7)                             450,217       532,469
    Other                                                         15,298        15,298
                                                            ------------  ------------
                                                                 465,515       547,767
                                                            ------------  ------------
Property, Plant & Equipment (Notes 2, 8 & 10):
    Oil & Gas Properties, at Cost Based on the
        Successful Efforts Method of Accounting
             Unproved Properties                               1,133,077       624,061
             Proved Properties                                 9,612,125     7,172,141
                                                            ------------  ------------
                                                              10,745,202     7,796,202
        Less - Valuation Allowance and Accumulated
             Depreciation, Depletion & Amortization            5,773,992     5,141,638
                                                            ------------  ------------
                                                               4,971,210     2,654,564
                                                            ------------  ------------
      Other Property & Equipment, at Cost                        404,726       375,568
            Less - Accumulated Depreciation & Amortization       203,480       175,615
                                                            ------------  ------------
                                                                 201,246       199,953
                                                            ------------  ------------
                                                               5,172,456     2,854,517
                                                            ------------  ------------
Other Assets                                                     304,797       461,722
                                                            ------------  ------------
                                                            $ 14,515,490  $ 10,084,232
                                                            ============  ============

      See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                    ----------------------------
                                                        2005           2004
                                                    ------------    ------------
Current Liabilities:
      Accounts Payable (Note 2)                     $    324,675    $    169,823
      Income Taxes Payable                               331,412           4,394
      Other Current Liabilities -
         Deferred Income Taxes and Other                 465,108         147,682
                                                    ------------    ------------
                                                       1,121,195         321,899
                                                    ------------    ------------
Long Term Liabilities:
      Dividends Payable (Note 3)                         184,749         170,928
      Deferred Tax Liability                             655,470         384,484
                                                    ------------    ------------
                                                         840,219         555,412
                                                    ------------    ------------

Commitments & Contingencies (Notes 2 & 7)

Stockholder's Equity: (Notes 3 & 4)
      Common Stock                                        92,368          92,368
      Additional Paid-in Capital                          65,000          65,000
      Retained Earnings                               12,786,650       9,303,963
                                                    ------------    ------------
                                                      12,944,018       9,461,331
      Less  - Treasury Stock, at Cost                    389,942         254,410
                                                    ------------    ------------
                                                      12,554,076       9,206,921
                                                    ------------    ------------
                                                    $ 14,515,490    $ 10,084,232
                                                    ============    ============

      See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF OPERATIONS


                                                          Year Ended December 31,
                                                        --------------------------
                                                            2005          2004
                                                        ------------  ------------
Operating Revenues:
     Oil & Gas Sales                                    $  8,067,949  $  3,921,384
     Lease Bonuses & Other                                   455,397       343,162
                                                        ------------  ------------
                                                           8,523,346     4,264,546
                                                        ------------  ------------
Operating Costs and Expenses:
     Production                                            1,005,720       620,492
     Exploration                                             495,351       139,231
     Depreciation, Depletion, Amortization
          & Valuation Provisions                           1,389,679       918,864
     General, Administrative and Other                       854,619       783,850
                                                        ------------  ------------
                                                           3,745,369     2,462,437
                                                        ------------  ------------
Income from Operations                                     4,777,977     1,802,109
Equity Income in Investees (Note 7)                          188,698        86,681
Other Income, Net  (Note 11)                                 167,256       313,272
                                                        ------------  ------------
Income before Income Taxes                                 5,133,931     2,202,062
Provision for Income Taxes (Notes 2 & 6)                   1,321,836       453,071
                                                        ------------  ------------
Net Income                                              $  3,812,095     1,748,991
                                                        ============  ============
Per Share Data (Note 2):
     Net Income, Basic and Diluted                      $      23.17  $      10.56
                                                        ============  ============
     Cash Dividends                                     $       2.00  $       1.00
                                                        ============  ============
Weighted Average Shares Outstanding, Basic and Diluted       164,531       165,661
                                                        ============  ============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2005

                                                  Additional
                                      Common       Paid-in       Retained       Treasury
                                       Stock       Capital       Earnings        Stock
                                   ------------  ------------  ------------   ------------

Balance at January 1, 2004         $     92,368  $     65,000  $  7,720,645   $   (240,490)

   Net  Income                             --            --       1,748,991           --

   Cash Dividends on Common Stock          --            --        (165,673)          --

   Purchase of Treasury Stock              --            --            --          (13,920)
                                   ------------  ------------  ------------   ------------
Balance at December 31, 2004             92,368        65,000     9,303,963       (254,410)

   Net  Income                             --            --       3,812,095           --

   Cash Dividends on Common Stock          --            --        (329,408)          --

   Purchase of Treasury Stock              --            --            --         (135,532)
                                   ------------  ------------  ------------   ------------

Balance at December 31, 2005       $     92,368  $     65,000  $ 12,786,650   $   (389,942)
                                   ============  ============  ============   ============

See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                             Year Ended December 31,
                                                          -----------------------------
                                                               2005            2004
                                                          -------------   -------------
Cash Flows from Operating Activities:
   Cash Received-
      Oil and Gas Sales                                   $   6,752,119   $   3,762,604
      Lease Bonuses and Rentals                                 330,780         309,451
      Agricultural Rentals & Other                                5,303           5,415
   Cash Paid-
      Production Costs                                         (997,571)       (602,551)
      Exploration Costs                                        (489,893)       (139,151)
      General Suppliers, Employees and Taxes,
          Other than Income                                    (874,000)       (786,160)
   Interest Received                                            123,272          39,500
   Interest Paid                                                 (3,778)         (9,375)
   Settlement of Class Action Lawsuits                           13,775         297,196
   Dividends Received on Trading
      Securities                                                  1,681             657
   Purchase of Trading Securities                              (609,393)       (533,568)
   Sale of Trading Securities                                   607,239         532,680
   Income Taxes Paid, net                                      (404,641)           --
                                                          -------------   -------------
      Net Cash Provided by Operating
        Activities                                            4,454,893       2,876,698
                                                          -------------   -------------

Cash Flows from Investing Activities:
   Maturity of Available for Sale Securities                  9,686,787       7,880,588
   Purchase of Available for Sale Securities                (10,490,059)     (8,333,404)
   Property Dispositions                                         50,705          81,607
   Property Additions                                        (3,554,593)     (2,183,687)
   Cash Distributions from Equity Investments                   270,950          71,500
   Distribution for Surrender of Life Insurance Policy          166,059            --
                                                          -------------   -------------
                Net Cash Applied to Investing Activities  $  (3,870,151)  $  (2,483,396)
                                                          -------------   -------------

      See Accompanying Notes

                          THE RESERVE PETROLEUM COMPANY
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                       Year Ended December 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Cash Flows Applied to Financing Activities:
   Dividends Paid to Shareholders                   $   (315,586)  $   (155,052)
   Purchase of Treasury Stock                           (135,532)       (13,920)
                                                    ------------   ------------
     Total Cash Applied to Financing  Activities        (451,118)      (168,972)
                                                    ------------   ------------
Net Change in Cash and Cash Equivalents                  133,624        224,330
Cash and Cash Equivalents at Beginning of Year           570,497        346,167
                                                    ------------   ------------
Cash and Cash Equivalents at End of Year            $    704,121   $    570,497
                                                    ============   ============
Reconciliation of Net Income  to Net
     Cash Provided by Operating Activities:
Net Income                                          $  3,812,095   $  1,748,991
Net Income Increased (Decreased) by -
     Net Change in -
   Unrealized Holding (Gains) Losses
     on Trading Securities                                10,411         26,009
   Accounts Receivable                                (1,438,941)      (181,342)
   Interest and Dividends Receivable                     (29,787)       (10,240)
   Income Taxes Refundable/Payable                       327,018         39,079
   Accounts Payable                                        3,582         55,214
   Trading Securities                                     (2,952)       (36,236)
   Other Assets                                           (9,097)       (14,556)
   Deferred Taxes                                        590,177        413,942
   Other Liabilities                                      (1,765)        (2,334)
   Equity Income  in Investees                          (188,698)       (86,681)
   Disposition of Property & Equipment                    (6,828)         5,988
   Depreciation, Depletion, Amortization
     and Valuation Provisions                          1,389,678        918,864
                                                    ------------   ------------
Net Cash Provided by Operating Activities           $  4,454,893   $  2,876,698
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

Concentrations of Credit Risk and Major Customers

The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Kansas and Oklahoma. The Company had two purchasers in 2005 and one purchaser in 2004 whose purchases were in excess of 10% of total oil and gas sales. In 2005, XTO Energy purchases were $910,108, or 11.3% of total oil and gas sales and Burlington Resources purchases were $833,363, or 10.3% of total oil and gas sales. In 2004, XTO Energy purchases were $760,446, or 19.4% of total oil and gas sales and Burlington Resources purchases were less than 1% of total oil and gas sales.

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

      Guarantees

      In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair market value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applied prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company historically issues guarantees only on a limited basis but has issued such guarantees associated with the Company's equity investments in Broadway Sixty-Eight, Ltd and JAR Investment, LLC. Disclosures required by FIN 45 and the effect of guarantees issued in 2002 are discussed in Note 7.

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

      Accounting Changes

      SFAS 123(R), SFAS 151, SFAS 152, SFAS 153 and SFAS 154 - SFAS 123 (R), Share Based Payment replaces SFAS 123, Accounting for Stock-Based Compensation, SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 and SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3 were recently issued. SFAS No. 123(R), 151, 152, 153 and 154 have no current applicability to the Company and have no effect on the consolidated financial statements.

Note 3 - DIVIDENDS PAYABLE

      Dividends payable include amounts that are due to stockholders whom the Company has been unable to locate and uncashed dividend checks of other stockholders.

Note 4 - COMMON STOCK

      The following table summarizes the changes in common stock issued and outstanding:

                                                              Shares of
                                               Shares         Treasury          Shares
                                               Issued           Stock        Outstanding
                                             -----------     -----------     -----------

      January 1, 2004, $.50
      par value stock, 400,000
      shares authorized                       184,735.28       18,797.64      165,937.64
      Purchase of stock                          --               429.00         (429.00)
                                             -----------     -----------     -----------

      December 31, 2004, $.50
      par value stock, 400,000
      shares authorized                       184,735.28       19,226.64      165,508.64
      Purchase of stock                          --             1,875.00       (1,875.00)
                                             -----------     -----------     -----------

      December 31, 2005, $.50
      par value stock, 400,000
      shares authorized                       184,735.28       21,101.64      163,633.64
                                             ===========     ===========     ===========

Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

      At December 31, 2005 and 2004, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not required. The available for sale securities by contractual maturity are as follows at December 31, 2005:

            Due within one year or less                  $ 5,522,100
                                                         ===========

      As to the trading securities held at year end, unrealized trading (losses) gains included in earnings were $(10,411) for 2005 and $(26,009) for 2004.

Note 6 - INCOME TAXES

   Components of deferred taxes follows:

                                                                  December 31,
                                                         -----------------------------
                                                             2005            2004
                                                         -------------   -------------
        Assets
          Leasehold Costs                                $     230,052   $     182,338
          Gas Balancing Receivable                              52,379          52,379
          Long-Lived Asset Impairment                          301,263         233,523
          Other                                                  8,431             271
                                                         -------------   -------------
                  Total Assets                                 592,125         468,511
        Liabilities
          Marketable Securities                                  3,335           7,056
          Receivables                                          421,048          98,137
          Intangible Development Costs and Depreciation      1,247,595         852,994
                                                         -------------   -------------
                  Total Liabilities                          1,671,978         958,187
                                                         -------------   -------------

        Net Deferred Tax  Liability                      $  (1,079,853)  $    (489,676)
                                                         =============   =============

   The following table summarizes the current and deferred portions of income tax expense.

                                                           Year Ended December 31,
                                                       ------------------------------
                                                          2005               2004
                                                       -----------        -----------
        Current Tax Provision:
          Federal                                      $   727,162        $    89,129
          State                                              4,497               --
                                                       -----------        -----------
                                                           731,659             89,129

        Deferred Provision                                 590,177            363,942
                                                       -----------        -----------
        Total Provision                                $ 1,321,836        $   453,071
                                                       ===========        ===========

      The total provision for income tax expressed as a percentage of income before income tax was 26% in 2005 and 21% in 2004. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 2005 and 2004 to income before income tax as summarized in the following reconciliation:

                                                          Year Ended December 31,
                                                       ----------------------------
                                                           2005            2004
                                                       -----------      -----------
     Computed Federal Tax
        Provision                                      $ 1,795,302      $   770,722

     Increase (Decrease) in Tax  From:

        Corporate Graduated Tax Rate
                  Structure                                (51,339)         (22,021)
        Refund for Capital Loss Carryback                     --            (49,312)
        Allowable Depletion in Excess of Basis            (439,533)        (246,801)
        Dividend Received Deduction                           (412)            (161)
        State Income Tax Provision                           4,497             --
        Other                                               13,321              644
                                                       -----------      -----------
        Provision for Income Tax                       $ 1,321,836      $   453,071
                                                       ===========      ===========
        Effective Tax Rate                                      26%              21%
                                                       ===========      ===========


Note 7  -  INVESTMENTS  AND  RELATED  COMMITMENTS  AND  CONTINGENT  LIABILITIES
           INCLUDING GUARANTEES

      The carrying value of Equity Investments consist of the following at December 31:

                                                 Ownership %               2005             2004
                                                 -----------         ---------------  ---------------
      Broadway Sixty-Eight, Ltd.                     33%                     325,691  $       308,284
      JAR Investment, LLC                            25%                       8,022           93,820
      Millennium Golf Properties, LLC                 9%                      63,153           57,676
      OKC Industrial Properties, L.L.C.              10%                      53,351           72,689
                                                                     ---------------  ---------------
                                                                     $       450,217  $       532,469
                                                                     ===============  ===============

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

      The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1995, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $27,000 for each of the years ended December 31, 2005 and 2004.

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

      The Company has a guarantee agreement limited to 25% of JAR's 70% interest in M-E's outstanding loan plus all costs and expenses related to enforcement and collection, or $154,359 at December 31, 2005. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at December 31, 2005 (based on the original loan amount) is $169,750 plus costs and expenses related to enforcement and collection.

      In late June 2005, JAR sold all real estate except the portion with the retail/commercial center developed by the M-E joint venture discussed above. At closing, the JAR bank loan secured by the property being sold was paid off and the Company's guarantee agreement relating to this loan was terminated. The Company's share of the gain on this sale was approximately $80,000 and in early July 2005, the Company received a cash distribution of $165,000 from JAR.

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

Note 8 - COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

      All of the Company's oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

                                                            Year Ended December 31,
                                                        ------------------------------
                                                            2005              2004
                                                        -----------        -----------
      Acquisition of Properties
           Unproved                                     $   856,712        $   359,005
           Proved                                              --          $      --
      Exploration Costs                                 $ 1,649,796        $ 1,333,434
      Development Costs                                 $ 1,640,879        $   636,747


Note 9 - FINANCIAL INSTRUMENTS

      The following table includes various estimated fair value information as of December 31, 2005 and 2004, which pertains to the Company's financial instruments and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

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

      3. Trading Securities The estimated fair values are based upon quoted market prices.

      4. Dividends Payable The carrying amount approximates fair value. Fair value is the amount that will be paid on demand at the reporting date.

      The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                   2005                       2004
                                        -------------------------   -------------------------
                                          Carrying     Estimated      Carrying     Estimated
                                           Amount     Fair Value       Amount     Fair Value
                                        -----------   -----------   -----------   -----------

       Financial Assets
         Cash and Cash Equivalents      $   704,121   $   704,121   $   570,497   $   570,497
         Available for Sale Securities    5,522,100     5,522,100     4,718,828     4,718,828
         Trading Securities                 254,434       254,434       261,893       261,893
       Financial Liabilities
         Dividends Payable                 (184,749)     (184,749)     (180,928)     (180,928)

Note 10 -  LONG-LIVED ASSETS IMPAIRMENT LOSS

      Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $367,634 for the year ended December 31, 2005 and $320,154 for the year ended December 31, 2004 are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions.

Note 11 - OTHER INCOME, NET

      The following is an analysis of the components of Other Income, Net for the years ended 2005 and 2004:

                                                               2005            2004
                                                             ---------       ---------
       Realized and Unrealized Gain
            On Trading Securities                            $  (9,613)      $   9,338
       Gain (Loss) on Asset Sales                                6,829         (39,651)
       Interest Income                                         153,059          50,028
       Settlements of Class Action Lawsuits                     13,775         296,908
       Agricultural Rental Income                                5,600           5,600
       Dividend and Other Income                                 1,681             657
       Interest and Other Expenses                              (4,075)         (9,608)
                                                             ---------       ---------
            Other Income,  Net                               $ 167,256       $ 313,272
                                                             =========       =========

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

      Mesquite, Mid-American and LLTD share facilities and employees, including executive officers, with the Company. The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred during 2005 by payment to the Company in the amount of $182,013 by Mesquite, $128,480 by Mid-American and $85,653 by LLTD. Reimbursements for 2004 were $169,950 by Mesquite, $119,965 by Mid-American and $79,976 by LLTD. Included in the 2005 amounts, Mesquite paid $119,594, Mid-American $84,419 and LLTD $56,280 for their share of salaries. In 2004, the share of salaries paid by Mesquite was $112,888, Mid-American $79,686, and LLTD $53,124.

                  UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

                                                         SUPPLEMENTAL SCHEDULE 1

                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                   (Unaudited)

                                                        Year Ended December 31,
                                                        -----------------------
                                                           2005        2004
                                                        ----------   ----------
Oil & Natural Gas Liquids (Bbls)
      Proved Developed and Undeveloped Reserves
           Beginning of Year                                90,473       53,605
           Revisions of Previous Estimates                   1,063        6,088
           Extensions and Discoveries                       44,556       43,100
           Production                                      (23,453)     (12,320)
                                                        ----------   ----------
           End of Year                                     112,639       90,473
                                                        ==========   ==========
      Proved Developed Reserves
           Beginning of Year                                90,473       53,605
           End of Year                                     112,639       90,473
Gas (MCF)
      Proved Developed and Undeveloped Reserves
           Beginning of Year                             1,329,700    1,089,402
           Revisions of Previous Estimates                  39,485       66,204
           Extensions and Discoveries                      553,830      421,434
           Production                                     (285,134)    (247,340)
                                                        ----------   ----------
           End of Year                                   1,637,881    1,329,700
                                                        ==========   ==========
      Proved Developed Reserves
           Beginning of Year                             1,329,700    1,089,402
           End of Year                                   1,637,881    1,329,700

      See notes on next page

                                                         SUPPLEMENTAL SCHEDULE 1

                          THE RESERVE PETROLEUM COMPANY
                 WORKING INTERESTS RESERVE QUANTITY INFORMATION
                                   (Unaudited)

Notes 1. Estimates of royalty interests reserves have not been included because the information required for the estimation of said reserves is not available. The Company's share of production from its net royalty interests was 12,797 Bbls of oil and 506,241 MCF of gas for the year ended December 31, 2005, and 12,507 Bbls of oil and 271,858 MCF of gas for the year ended December 31, 2004.

      2. The preceding table sets forth estimates of the Company's proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company's engineer for the years ended December 31, 2005 and 2004. All reserves are located within the United States.

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

                                                         SUPPLEMENTAL SCHEDULE 2

                          THE RESERVE PETROLEUM COMPANY
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                      RELATING TO PROVED WORKING INTERESTS
                              OIL AND GAS RESERVES
                                   (Unaudited)

                                                         At December 31,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------

Future Cash Inflows                              $ 21,759,009      $ 12,666,911
Future Production and
    Development Costs                              (5,945,084)       (3,701,502)
Future Income Tax Expense                          (4,411,695)       (2,504,856)
                                                 ------------      ------------
Future Net Cash Flows                              11,402,230         6,460,553
    10% Annual Discount for
    Estimated Timing of Cash Flows                 (3,820,779)       (1,932,192)
                                                 ------------      ------------
Standardized Measure of Discounted
    Future Net Cash Flows                        $  7,581,451      $  4,528,361
                                                 ============      ============

Estimates of future net cash flows from the Company's proved working interests oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, are based on prices in effect at year end with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

                                                         SUPPLEMENTAL SCHEDULE 3

                          THE RESERVE PETROLEUM COMPANY
              CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
         NET CASH FLOWS FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
                                   (Unaudited)

                                                      Year Ended December 31,
                                                    ---------------------------
                                                       2005            2004
                                                    -----------     -----------
Standardized Measure,
   Beginning of Year                                $ 4,528,361     $ 2,240,748

   Sales and Transfers, Net of
     Production Costs                                (2,700,022)     (1,380,392)

   Net Change in Sales and Transfer
     Prices, Net of Production Costs                  2,237,750       1,314,998

   Extensions, Discoveries and Improved
     Recoveries, Net of Future Production
     and Development Costs                            3,527,634       2,376,102

   Revisions of Quantity Estimates                      650,125         500,544

   Accretion of Discount                                628,402         309,122

   Net Change in Income Taxes                        (1,177,682)       (905,186)
   Changes in Production Rates
     (Timing) and Other                                (113,117)         72,425
                                                    -----------     -----------
Standardized Measure,
   End of Year                                      $ 7,581,451     $ 4,528,361
                                                    ===========     ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information   regarding  changes  in  and  disagreements   with  accountants  on
accounting and financial disclosure in the Proxy Statement is incorporated herein by reference.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

The Company's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING

As defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, the term "internal control over financial reporting" means a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

      (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

      (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding directors, executive officers, promoters and control persons and compliance with Section 16(a) of the Exchange Act in the Proxy Statement is incorporated herein by reference.

ITEM  10. EXECUTIVE COMPENSATION.

Information   regarding  executive   compensation  in  the  Proxy  Statement  is
incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information  regarding  security  ownership  of  certain  beneficial  owners and
management  and  related  stock  holder  matters  in  the  Proxy   Statement  is
incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 6,  "Management's  Discussion and Analysis or Plan of  Operation"  and
Item 7, Note 12 to Financial Statements.

ITEM 13. EXHIBITS.

The following documents are exhibits to this Form 10-KSB. Each document marked by an asterisk is filed electronically herewith.

EXHIBIT
NUMBER                              DESCRIPTION

3.1 Restated Certificate of Incorporation dated November 1, 1988 is incorporated by reference to Exhibit 3.1 of The Reserve Petroleum Company's Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 28, 1997.

3.2*  Amended By-Laws dated November 16, 2004.

14*   Code of Ethics

31.1* Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2* Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32* Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees billed to the Company by its independent registered public accounting firms in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE RESERVE PETROLEUM COMPANY
                                                  (Registrant)


                                        /s/ Mason W. McLain
                                      ---------------------------------------
                                      By:  Mason W. McLain, President
                                           (Principal Executive Officer)


                                      /s/ James L. Tyler
                                      ---------------------------------------
                                      By:  James L. Tyler, 2nd Vice President
                                           (Principal Financial Officer)

Date: March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Mason McLain                           /s/ Jerry L. Crow
--------------------------------           --------------------------------
Mason W. McLain (Director)                 Jerry L. Crow (Director)
March 24,  2006                            March 24, 2006


/s/ Robert L. Savage                       /s/ William M. Smith
--------------------------------           --------------------------------
Robert L. Savage (Director)                William M. Smith  (Director)
March 24, 2006                             March 24, 2006