Form 10QSB
period 2006-03-31
RESERVE PETROLEUM CO
filed 2006-05-12
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8157
THE RESERVE PETROLEUM COMPANY
(Name of small business issuer in its charter)

Delaware	73-0237060
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6801 N. Broadway, Suite 300, Oklahoma City OK 73116-9092
(Address of principal executive offices)

 (405) 848-7551
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 10, 2006, 163,633.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐     No ☒

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	March 31,	December 31,
	2006	2005
Current Assets:
Cash and Cash Equivalents	$634,688	$704,121
Available for Sale Securities	6,447,827	5,522,100
Trading Securities	277,364	254,434
Receivables	2,188,370	2,092,067
	9,548,249	8,572,722
Investments:
Equity Investments	417,647	450,217
Other	15,298	15,298
	432,945	465,515
Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,302,069	1,133,077
Proved Properties	9,940,162	9,612,125
	11,242,231	10,745,202

Less - Valuation Allowance and Accumulated Depreciation, Depletion & Amortization	6,051,957	5,773,992
	5,190,274	4,971,210
Other Property & Equipment, at Cost	404,726	404,726
Less - Accumulated Depreciation & Amortization	214,204	203,480
	190,522	201,246
	5,380,796	5,172,456
Other Assets	308,364	304,797
	$15,670,354	$14,515,490

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2006	2005

Current Liabilities:
Accounts Payable	$320,619	$324,675
Income Taxes Payable	252,116	331,412
Other Current Liabilities -
Deferred Income Taxes and Other	542,783	465,108
	1,115,518	1,121,195

Long Term Liabilities:
Dividends Payable	184,037	184,749
Deferred Income Taxes	784,962	655,470
	968,999	840,219

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	13,818,411	12,786,650
	13,975,779	12,944,018
Less - Treasury Stock	389,942	389,942
	13,585,837	12,554,076
	$15,670,354	$14,515,490

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Operating Revenues:
Oil and Gas Sales	$2,385,249	$1,188,134
Lease Bonuses and Other	11,369	213,436
	2,396,618	1,401,570

Operating Costs and Expenses:
Production	269,607	193,788
Exploration	290,451	48,411
Depreciation, Depletion, Amortization and Valuation Provisions	300,954	122,041
General, Administrative and Other	229,866	222,389
	1,090,878	586,629
Income from Operations	1,305,740	814,941
Other Income, Net	153,893	11,508
Income Before Income Taxes	1,459,633	826,449
Provision for Income Taxes:
Current	245,705	62,344
Deferred	182,167	103,480
Total Provision for Income Taxes	427,872	165,824
Net Income	$1,031,761	$660,625
Per Share Data
Net Income, Basic and Diluted	$6.31	$4.00

Weighted Average Shares Outstanding, Basic and Diluted	163,634	165,281

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended
	March 31,
	2006	2005

Net Cash Provided by Operating Activities	$1,308,169	$901,819

Cash Flows Applied to Investing Activities:
Purchases of Available for Sale Securities	(2,351,404)	(1,406,721)
Maturity of Available for Sale Securities	1,425,677	999,225
Property Dispositions	102,532	1,644
Property Additions	(557,445)	(434,498)
Cash Distribution from Equity Investment	3,750	----
Net Cash Applied to Investing Activities	(1,376,890)	(840,350)

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(712)	(1,321)
Purchase of Treasury Stock	----	(26,128)
Total Cash Applied to Financing Activities	(712)	(27,449)

Net Change in Cash and Cash Equivalents	(69,433)	34,020
Cash and Cash Equivalents, Beginning of Period	704,121	570,497
Cash and Cash Equivalents, End of Period	$634,688	$604,517

Supplemental Disclosures of
Cash Flow Information,
Cash Paid During the Periods for:
Interest	$3,750	$3,750
Income Taxes	$325,000	$80,000

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 - OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Realized and Unrealized Gain (Loss)
On Trading Securities	$22,347	$(9,120)
Gain (Loss) on Asset Sales	102,402	(8,206)
Interest Income	60,320	26,193
Equity Earnings (Loss) in Investees	(28,820)	6,078
Other Income	1,570	381
Interest and Other Expenses	(3,926)	(3,818)
Other Income, Net	$153,893	$11,508

Note 3 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consist of the following:

		March 31,	December 31,
	Ownership %	2006	2005
Broadway Sixty-Eight, Ltd.	33%	$327,900	$325,691
JAR Investment, LLC	25%	5,166	8,022
Millennium Golf Properties, LLC	9%	31,230	63,153
OKC Industrial Properties, LLC	10%	53,351	53,351
		$417,647	$450,217

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

JAR Investment, LLC, (JAR) an Oklahoma limited liability company, previously held Oklahoma City metropolitan area real estate that was sold in June 2005. JAR also owns a 70% management interest in Main-Eastern, LLC (M-E), also an Oklahoma limited liability company. JAR and M-E established a joint venture and developed a retail/commercial center on a portion of JAR’s real estate.

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $153,502 at March 31, 2006. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at March 31, 2006 was $169,750 plus costs and expenses related to enforcement and collection.

Note 4 - PROVISION FOR INCOME TAXES

In 2006 and 2005, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Unaudited)

This discussion and analysis should be read with reference to a similar discussion in the Company’s December 31, 2005, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the Company’s Form 10-KSB for the year ended December 31, 2005.

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

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first quarter of 2006, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $1,308,169, the Company also had cash provided by the maturities of available for sale securities of $1,425,677, distribution from an equity investment of $3,750 and by property dispositions of $102,532 for total cash provided by internal sources of $2,840,128. The Company utilized cash for the purchase of available for sale securities of $2,351,404, for oil and gas property additions of $557,445 and financing activities of $712. Cash and cash equivalents decreased $69,433 (10%) to $634,688.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other significant changes in working capital line items from December 31, 2005. A discussion of these items follows.

Available for Sale Securities increased $925,727 (17%) to $6,447,827 as part of the excess cash from operations was used to purchase additional securities.

Receivables increased $96,303 (5%) to $2,188,370. This was the result of an increase of $194,356 in accruals of oil and gas sales occurring before April 1, 2006, which were not received by the Company at March 31 plus an increase in interest and other receivables of $26,564 offset by a decrease of $124,617 in a receivable for a lease bonus which was collected in January, 2006. The increase in oil and gas sales accruals was the result of the increase in oil and gas sales prices and volumes. See the discussion of revenues under subheading “Operating Revenues”, below for more information about the increased sales of oil and natural gas.

Income taxes payable decreased $79,296 (24%) to $252,116. The decrease results from a lower estimated provision for current income tax in the first quarter of 2006 versus the fourth quarter of 2005. See the subheading “Provision for Income Taxes”, below, for more information.

Deferred income taxes and other liabilities increased $77,675 (17%) to $542,783. The increase is due to the first quarter of 2006 advalorem tax accruals of $25,000 that are paid in the fourth quarter each year plus an increase of $52,675 in current deferred taxes payable.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in the above paragraph, net cash provided by operating activities was $1,308,169 in 2006, an increase of $406,350 (45%) from the comparable period in 2005. To a great extent, the increase was the result of an increase in revenue from oil and gas sales. For more information see, “Operating Revenues”, below.

Available for sale securities at March 31, 2006 and December 31, 2005 are comprised entirely of US Treasury Bills with six month maturities. During the quarter ended March 31, 2006, $1,425,677 of these securities matured and the cash was used to purchase new securities. As discussed above in the working capital changes, $925,727 of excess cash provided by operating activities was used to purchase additional securities.

Cash applied to the purchase of property additions in 2006 was $557,445, an increase of $122,947 (28%) from cash applied in 2005 of $434,498. In both 2006 and 2005, all cash applied to property additions was related to oil and gas exploration and development activity. See the subheading “Exploration Costs”, below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2005, would not be representative of the Company’s current position.

2.	Material Changes in Results of Operations Three Months Ended March 31, 2006, Compared with Three Months Ended March 31, 2005.

Net Income increased $371,136 (56%) to $1,031,761 in 2006 from $660,625 in 2005. Net income per share, basic and diluted, increased $2.31 to $6.31 per share in 2006 from $ 4.00 per share in 2005.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $1,197,115 (101%) to $2,385,249 in 2006 from $1,188,134 in 2005. Of the $1,197,115 increase, crude oil sales contributed $63,573, natural gas sales $1,137,043 and miscellaneous oil and gas product sales declined $3,501.

The $63,573 (16%) increase in oil sales to $451,198 in 2006 from $387,625 in 2005 was the result of an increase in the average price per barrel (Bbl) offset by a decline in the volume sold. The volume of production decreased 968 Bbls to 7,719 Bbls in 2006 resulting in a negative volume variance of $(43,195). The average price per Bbl increased $13.83 to $58.45 per Bbl in 2006 resulting in a positive price variance of $106,768. The decline in oil volumes sold was due to normal production declines on mature wells, as no new oil production was added in late 2005 or early 2006.

The $1,137,043 (146%) increase in gas sales to $1,913,590 in 2006, from $776,547 in 2005, was the result of an increase in the volume sold and the average price per thousand cubic feet (MCF). The volume of gas sold increased 113,915 MCF to 245,377 MCF in 2006 from 131,462 MCF in 2005, for a positive volume variance of $672,899. The average price per MCF increased $1.89 to $7.80 per MCF in 2006, from $5.91 per MCF in 2005, resulting in a positive price variance of $464,144.

The increase in gas volumes sold in 2006 was due primarily to sales from the Robertson County, Texas royalty interest properties which first began producing in mid 2005. First quarter 2006 sales include approximately 87,000 MCF and $610,000 of gas sales from these wells. See sub-heading “Operating Revenues” on page 14 of the Company’s 2005 Form 10-KSB for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $20,462 in 2006, as compared to $23,963 in 2005.

Lease bonuses of $11,369 for the first quarter of 2006 were for leases and lease extensions for Company owned minerals. Lease bonuses for the first quarter of 2005 were $213,436 due to some significant activity in Robertson County, Texas with no similar lease bonus amounts in 2006.

Operating Costs and Expenses. Operating costs and expenses increased $504,249 (86%) to $1,090,878 in 2006 from $586,629 in 2005. Material line item changes will be discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $75,819 (39%) in 2006 to $269,607. Most of this increase was due to a gross production tax increase of $74,202 (128%) to $132,080 in 2006 as a result of increased oil and gas sales. The remaining lease operating, hauling and compression expense increased by only $1,617 (1%) to $137,527. The relatively flat lease operating expense for 2006 versus 2005 is due to some significant repair and work-over expense on several wells in the first quarter of 2005 with no similar expense in 2006. This decline was offset by operating expense increases on other mature producing properties plus operating expenses on new wells which first produced after March 31, 2005.

Exploration Costs. Total exploration expense increased $242,040 (500%) to $290,451 in 2006. The increase was due entirely to increased dry hole expense in 2006 versus 2005.

The following is a summary as of May 3, 2006, updating both exploration and development activity from December 31, 2005.

The Company participated with its 18% working interest in the drilling of a step-out well on a Barber County, Kansas prospect. The well was started in January 2006 and completed in February 2006 as a marginal gas producer. Another prospect well was recompleted in a new zone in April 2006 and is pumping oil and gas at a good rate. Three additional wells are planned for 2006. Capitalized costs for the period ended March 31, 2006 were $84,818.

The Company has a 0.96% Phase I interest and a 4.32% Phase II interest in a Harding County, South Dakota waterflood unit in which there were six horizontal wells producing oil. Water injection into one of the wells commenced in March 2006 and the drilling of an additional horizontal water injection well is being considered. The start of Phase II should occur in early 2007. Cumulative capitalized costs as of March 31, 2006 were $58,947.

The Company plans to participate with a fee mineral interest in the drilling of a step-out horizontal well in Harding County, South Dakota. The Company will have a 25% working interest in the well which is scheduled to start in June 2006.

The Company plans to participate with a 5.7% working interest in the drilling of an exploratory well on a Dewey County, Oklahoma prospect. The well should commence in late June or July 2006.

The Company participated in the drilling of three development wells on a Canadian County, Oklahoma prospect. The first well (Company working interest 10.7%) was started in December 2005 and completed in February 2006 as a commercial oil and gas producer. The second well (3.8% interest) was started in March 2006, completed in April 2006 and is currently being tested. The third well (7.3% interest) was drilled in March 2006 and completed as a dry hole. Drilling costs totaled $234,542 as of March 31, 2006, of which $186,522 has been capitalized and $48,020 charged to exploration expense as dry hole costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Creek County, Oklahoma prospect. The well was started in December 2005 and completed in February 2006 as a commercial gas producer. Sales commenced in April 2006. Drilling costs of $84,609 have been capitalized as of March 31, 2006.

The Company participated in the drilling of three development wells and an exploratory well on a Stephens County, Oklahoma prospect. Two development wells (Company working interest 3%) were started in November 2005. One was completed in January 2006 as a commercial gas well. The other was completed in February 2006 as a marginal gas well. The exploratory well (4.7% interest) was started in December 2005 and completed in February 2006 as a marginal oil and gas producer. The third development well was started in March 2006, completed in April 2006 and is currently being tested. Capitalized drilling costs as of March 31, 2006 totaled $154,128.

The Company is participating with a 17.3% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well was started in April 2006 and is currently drilling. A second step-out well will be commenced when the first well is finished.

In December 2005 the Company purchased a 14% interest in an Ellis County, Oklahoma prospect for $132,508. An exploratory well was started in January 2006 and completed in February 2006 as a dry hole. No further drilling is planned. Dry hole costs were $203,488 as of March 31, 2006.

In December 2005 the Company purchased a 10% interest in a Grady County, Oklahoma prospect for $49,966. A 3-D seismic survey is currently in progress and will likely be followed by the drilling of an exploratory well.

In February 2006 the Company purchased a 15% interest in a Woods County, Oklahoma prospect for $15,600. A step-out well was started in February 2006 and completed in April 2006, testing oil and gas at a commercial rate. Production will commence when the tank battery is finished. Capitalized costs as of March 31, 2006 were $82,500, including $21,106 in prepaid drilling costs.

The Company participated with its 15.7% working interest in the drilling of a horizontal development well on a Seminole County, Oklahoma prospect. The well was started in March 2006 and completed in April 2006. It is currently awaiting installation of gas lift and tank battery. Capitalized drilling costs were $112,945 as of March 31, 2006, including $36,684 in prepaid drilling costs.

The Company is participating with a 50% interest in the development of two Hughes County, Oklahoma prospects. The Company will sell part of its interest prior to participating in the drilling of an exploratory horizontal well later in 2006.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A).   DD&A increased $178,913 (147%) to $300,954 in 2006 from $122,041 in 2005. The change was mostly the result of an increase of $64,708 in leasehold impairment and an increase of $109,682 in the depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells. Most of the leasehold impairment was due to the condemnation of the prospect associated with the Ellis County dry hole described above in the exploration activity discussion. The increase in depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells is due to costs related to wells which first produced after March 31, 2005 as the Company uses the units of production method for calculating these expenses.

General, Administrative and Other (G&A). G&A increased $7,477 (3%) to $229,866 in 2006 from $222,389 in 2005. Advalorem tax increases in 2006 accounted for most of the increase.

Other Income, Net. This line item increased $142,385 to $153,893 in 2006 from $11,508 in 2005. See Note 2, to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities gains in 2006 were $22,347 as compared to losses of $9,120 in 2005, an increase of $31,467. In 2006, the Company had realized losses of $4,074 and unrealized gains of $26,421 from adjusting the securities to estimated fair market value. In 2005, the Company had realized trading gains of $8,714 and unrealized losses of $17,834.

Gain (Loss) on asset sales increased $110,608 to $102,402 in 2006 from a loss of $8,206 in 2005. Most of this increase was due to the sale of the Company’s working interest in a fully depreciated producing property for $95,000 in March, 2006. No similar sales occurred in 2005.

Interest income increased $34,127 to $60,320 in 2006 from $26,193 in 2005. The increase was mostly the result of an increase in the effective yield of US Treasury Bills which comprise the Company’s available for sale securities investments and increase in the balance of these investments in 2006 versus 2005.

Equity earnings in investees decreased $34,898 to losses of $28,820 in 2006 from earnings of $6,078 in 2005. The following is the Company’s share of earnings (losses) for 2006 and 2005 per review of the entities unaudited financial statements for the three months ended March 31, 2006 and 2005:

	Earnings/(Losses)
	2006	2005
Broadway Sixty-Eight, Ltd.	$2,209	$15,608
JAR Investments, LLC	894	3,330
Millennium Golf Properties, LLC	(31,923)	(12,860)
	$(28,820)	$6,078

See Note 3, to the condensed statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and to JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $262,048 (158%) to $427,872 in 2006 from $165,824 in 2005. The increase was due to the increase in income before income taxes of $633,184 to $1,459,633 in 2006 from $826,449 in 2005. Of the 2006 income tax provision, the estimated current tax expense was $245,705 and the estimated deferred tax expense was $182,167. Of the 2005 income tax provision, the current and deferred expenses were $62,344 and $103,480 respectively. See Note 4, to the condensed statements for additional information on income taxes.

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

Item 4.  CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first quarter of 2006, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)	Issuer Purchases of Equity Securities

The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers. The Company did not purchase any of its own equity securities in the quarter ended March 31, 2006.

Item 6. Exhibits

The following documents are exhibits to this Form 10-QSB. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description
31.1*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Chief Executive Officer’s and Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)
Date:   May 10, 2006
/s/ Mason McLain

Mason McLain
Principal Executive Officer

Date:   May 10 , 2006
/s/ James L. Tyler

James L. Tyler
Principal Financial and Accounting Officer