Form 10QSB
period 2006-06-30
RESERVE PETROLEUM CO
filed 2006-08-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

                       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

As of August 11, 2006, 163,547.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes__  No X

PART 1
FINANCIAL INFORMATION

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30,	December 31,
	2006	2005
Current Assets:
Cash and Cash Equivalents	$658,002	$704,121
Available for Sale Securities	6,619,747	5,522,100
Trading Securities	261,900	254,434
Receivables	2,160,672	2,092,067
	9,700,321	8,572,722
Investments:
Equity Investments	441,342	450,217
Other	15,298	15,298
	456,640	465,515

Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the
Successful Efforts Method of Accounting
Unproved Properties	1,495,245	1,133,077
Proved Properties	10,563,811	9,612,125
	12,059,056	10,745,202
Less - Valuation Allowance and Accumulated
Depreciation, Depletion & Amortization	6,209,114	5,773,992
	5,849,942	4,971,210
Other Property & Equipment, at Cost	407,158	404,726
Less - Accumulated Depreciation & Amortization	224,977	203,480
	182,181	201,246
	6,032,123	5,172,456
Other Assets	311,517	304,797
	$16,500,601	$14,515,490

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005

Current Liabilities:
Accounts Payable	$405,859	$324,675
Income Taxes Payable	146,143	331,412
Other Current Liabilities -
Deferred Income Taxes and Other	577,913	465,108
	1,129,915	1,121,195
Long-Term Liabilities:
Dividends Payable	245,121	184,749
Deferred Tax Liability	890,270	655,470
	1,135,391	840,219

Stockholders’ Equity
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	14,476,269	12,786,650
	14,633,637	12,944,018
Less - Treasury Stock, at Cost	398,342	389,942
	14,235,295	12,554,076
	$16,500,601	$14,515,490

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues:
Oil & Gas Sales	$2,452,234	$1,525,733	$$4,837,483	$$2,713,867
Other	36,417	33,331	47,786	246,767
	2,488,651	1,559,064	4,885,269	2,960,634
Operating Costs & Expenses:
Production	259,989	199,251	529,596	393,039
Exploration	88,829	86,165	379,280	134,576
Depreciation, Depletion, Amortization and Valuation Provisions	174,508	220,498	475,462	342,539
General, Administrative and Other	237,870	198,374	467,736	420,763
	761,196	704,288	1,852,074	1,290,917
Income From Operations	1,727,455	854,776	3,033,195	1,669,717
Other Income, Net	98,401	188,924	252,294	200,433
Income Before Income Taxes	1,825,856	1,043,700	3,285,489	1,870,150
Provision for Income Taxes:
Current	398,026	150,302	643,731	212,646
Deferred	115,438	140,773	297,605	244,253
Total Provision for Income Taxes	513,464	291,075	941,336	456,899
Net Income	$1,312,392	$752,625	$$2,344,153	$1,413,251
Per Share Data:
Net Income, Basic and Diluted	$8.02	$4.57	$14.33	$8.56
Cash Dividends	$4.00	$2.00	$4.00	$2.00
Weighted Average Shares Outstanding,
Basic and Diluted	163,633	164,755	163,633	165,017

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended
	June 30,
	2006	2005

Net Cash Provided by Operating Activities	$2,925,652	$1,700,839

Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	5,522,100	4,718,828
Purchase of Available for Sale Securities	(6,619,747)	(4,558,580)
Property Dispositions	105,954	10,285
Property Additions	(1,372,213)	(1,813,442)
Cash Distributions from Equity Investments	7,500	52,000

Net Cash Applied to Investing Activities	(2,356,406)	(1,590,909)
Cash Flows from Financing Activities:
Payments of Dividends	(606,965)	(313,734)
Purchase of Treasury Stock	(8,400)	(69,079)

Cash Applied to Financing Activities	(615,365)	(382,813)
Net Change in Cash and Cash Equivalents	(46,119)	(272,883)
Cash and Cash Equivalents, Beginning of Period	704,121	570,497
Cash and Cash Equivalents, End of Period	$658,002	$297,614

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Periods For:
Interest	$3,750	$3,750
Income Taxes	$828,300	$155,000

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (”GAAP”) have been omitted. The accompanying condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note  2 - OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three  months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Realized and Unrealized Gain (Loss)
On Trading Securities	$(15,344)	$1,478	$7,003	$(7,642)
Gain on Asset Sales	1,783	2,728	104,185	(5,477)
Interest Income	81,211	35,786	141,531	61,979
Equity Earnings (Loss) in Investees	27,445	136,933	(1,375)	143,010
Other Income	3,382	12,065	4,952	12,446
Interest and Other Expenses	(76)	(66)	(4,002)	(3,883)
Other Income, Net	$98,401	$188,924	$252,294	$200,433

Note 3 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consist of the following:

		June 30,	December 31,
	Ownership %	2006	2005

Broadway Sixty-Eight, Ltd.	33%	$346,108	$325,691
JAR Investment, LLC	25%	4,950	8,022
Millennium Golf Properties, LLC	9%	36,933	63,153
OKC Industrial Properties, LLC	10%	53,351	53,351
		$441,342	$450,217

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

JAR Investment, LLC, (JAR) an Oklahoma limited liability company, invested in Oklahoma City metropolitan area real estate, most of which was sold in June 2005. JAR also owns a 70% management interest in Main-Eastern, LLC (M-E), also an Oklahoma limited liability company. JAR and M-E established a joint venture in 2002 and developed a retail/commercial center on the portion of JAR’s real estate not sold in 2005.

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $152,754 at June 30, 2006. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at June 30, 2006 was $169,750 plus costs and expenses related to enforcement and collection.

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

Financial Conditions and Results of Operations

Item 1.  Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first half of 2006, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $2,925,652, the Company also had cash provided by maturity of available for sale securities of $5,522,100, by property dispositions of $105,954, and by distributions from equity investments of $7,500, for total cash provided of $8,561,206. The Company utilized cash for the purchase of available for sale securities of $6,619,747, for oil and gas property additions of $1,372,213, and for financing activities of $615,365 for total cash applied of $8,607,325. The excess cash applied over cash provided decreased cash and cash equivalents by $46,119.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2005. A discussion of these items follows.

Available for Sale Securities increased $1,097,646 (20%) to $6,619,747 as part of the excess cash from operations was used to purchase additional securities.

Accounts payable increased $81,184 (25%) to $405,859 in 2006 from $324,675. For the most part at the end of both periods, the accounts payable balance was for oil and gas drilling costs. The increase in payables at June 30, 2006 was due to increased drilling activity with operators who did not require the Company to make prepayments on wells in progress. At December 31, 2005 several wells in progress were with operators who required prepayments.

Income taxes payable decreased $185,269 to $146,143 in 2006 from $331,412. The decrease is due to increased estimated tax payments and the timing of the payments. See additional comments below in Item 2. under “Provision for Income Taxes”.

Deferred income taxes and other current liabilities increased $112,805 (24%) to $577,913 in 2006 from $465,108. The increase was for estimated ad valorem tax accruals of $50,000 at June 30, 2006 which will be billed and paid before the end of the year. The remaining increase of $62,805 was due to a current deferred tax liability increase associated with the increased revenue accruals.

Discussion of Significant Changes in the Condensed Statements of Cash Flow. As noted in the above paragraph, net cash provided by operating activities was $2,925,652 in 2006, an increase of $1,224,813 (72%) from the comparable period in 2005. To a great extent, the increase was the result of an increase in revenue from oil and gas sales offset partially by increased estimated federal taxes paid. For more information, see “Operating Revenues” below.

Available for sale securities at June 30, 2006 and December 31, 2005 are comprised entirely of US treasury bills with six month maturities. During the six months ended June 30, 2006, $5,522,100 of these securities matured and the cash was used to purchase new securities. As discussed above in the working capital changes, $1,097,646 of excess cash provided by operating activities was used to purchase additional securities.

Cash applied to the purchase of property additions in 2006 was $1,372,213, a decrease of $441,229 from cash applied in 2005 of $1,813,442. In both 2005 and 2006, all of cash applied to property additions was related to oil and gas exploration activity. See the subheading “Exploration Costs”, below for additional information.

The cash provided by property dispositions in 2006 was $105,954, an increase of $95,669 from cash provided in 2005 of $10,285. The increase was due primarily to a $95,000 gain from the sale of the Company’s working interest in a fully depreciated producing property in March, 2006. No similar sales occurred in 2005.

Cash applied for dividend payments in 2006 was $606,965, an increase of $293,231 from $313,734 in 2005. The increase was due to an increase in the dividend per share to $4 in 2006 from $2 in 2005.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2005, would not be representative of the Company’s current position.

Item 2.  Material Changes in Results of Operations Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005.

The Company had net income of $2,344,153 in 2006, as compared to net income of $1,413,251 in 2005, an increase of $930,902. The increase in net income was the combined result of a $1,924,635 (65%) increase in operating revenues and a $51,861(26%) increase in other income, net. These were partially offset by a $561,157 (43%) increase in operating costs and expenses. The net effect of these changes was an increase in income before income taxes of $1,415,339 (76%). This increase was partially offset by a $484,437 (106%) increase in the provision for income taxes.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from oil and gas product sales were $4,837,483 in 2006, an increase of $2,123,616 (78%) from $2,713,867 in 2005. Revenues from crude oil and natural gas sales were $4,790,147 in 2006, an increase of $2,115,209 (79%) from $2,674,938 in 2005. Sales of miscellaneous products were $47,336 in 2006 and $38,929 in 2005.

Oil sales increased $221,040 (27%) to $1,036,859 in 2006 from $815,819 in 2005. The increase was the net result of an increase in the average price per barrel (Bbl) of $13.38 to $58.00 per Bbl for a positive price variance of $236,876 offset by a negative volume variance of ($15,836), due to a decrease in production of 330 Bbls to 17,169.

The decline in oil volumes sold was due to normal production declines on mature wells, as no new oil production was added in late 2005 or early 2006.

Gas sales increased $1,894,169 (102%) to $3,753,288 in 2006 from $1,859,119 in 2005 as the net result of an increase in the average price per thousand cubic feet (MCF) of sales and an increase in the volume of gas sold. The average price received increased $.92 per MCF to $6.96, resulting in a positive price variance of $494,487. The volume of gas sold increased 231,767 MCF to 539,610 MCF resulting in a positive volume variance of $1,399,682.

The increase in gas volumes sold in 2006 was due primarily to sales from the Robertson County, Texas royalty interest properties which first began producing late in the second quarter of 2005. The first six months of 2006 sales include approximately 169,000 MCF and $1,084,000 of gas sales from these wells. See sub-heading “Operating Revenues” on page 14 of the Company’s 2005 Form 10-KSB for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Other operating revenues include lease bonuses and rentals of $47,786 in 2006 and $246,767 in 2005. The decrease is due almost entirely to first quarter 2005 lease bonuses for leases in the Tyler and Robertson Counties of East Texas, with no similar amounts in 2006.

Operating Costs and Expenses. Operating costs and expenses increased $561,157 (43%) to $1,852,074 in 2006 from $1,290,917 in 2005. The increase was the result of an increase in exploration costs charged to expense of $244,704, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $132,923, an increase in production costs of $136,557 and an increase in general administrative and other expense (G&A) of $46,973. The significant changes in these line items will be discussed below.

 Production Costs. Production costs increased $136,557 (35%) in 2006 to $529,596 from $393,039 in 2005. Part of this increase was due to a gross production tax increase of $83,331 (60%) to $221,639 in 2006 as a result of increased oil and gas sales. The increase in gross production tax was offset by a $55,000 production tax refund received from Burlington Resources in June, 2006, on the Robertson County wells for taxes paid in 2005 and 2006. The remaining lease operating, hauling and compression expense increased by $53,226 (21%) to $307,957 due to higher expenses on existing producing properties and current operating expense on wells which first produced after June 30, 2005.

Exploration Costs. Total exploration expense increased $244,704 (182%) to $379,280 in 2006. The increase was due to increases in geology expenses of $34,857 (71%) to $83,763 and dry hole expenses of $209,847 (245%) to $295,517 in 2006 versus 2005.

The following is a summary as of July 25, 2006, updating both exploration and development activity from December 31, 2005.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Barber County, Kansas prospect. One well was started in January 2006 and completed in February 2006 as a marginal gas producer. A second well was started in June 2006 and a completion attempt is currently in progress. Another prospect well was recompleted in a new zone in April 2006 and is pumping oil and gas at a good rate. At least one additional well is planned for 2006. Capitalized costs for the period ended June 30, 2006 were $191,482 for the two new wells including $38,770 in prepaid drilling costs. Recompletion costs capitalized on the other prospect well totaled $14,330.

The Company has a 0.96% Phase I interest and a 4.32% Phase II interest in a Harding County, South Dakota waterflood unit in which there were six horizontal wells producing oil. Water injection into one of the wells commenced in March 2006 and an additional horizontal water injection well will be drilled later this year. The start of Phase II should occur in early 2007. Cumulative capitalized costs as of June 30, 2006 were $59,658.

The Company is participating with a fee mineral interest in the drilling of a step-out horizontal well in Harding County, South Dakota. The Company has a 25% working interest in the well which was started in June 2006 and is currently drilling. Capitalized costs as of June 30, 2006 were $20,713. A second step-out horizontal well, in which the Company will have a 17.2% working interest, is planned for later this year.

The Company is participating with a 5.7% working interest in the drilling of an exploratory well on a Dewey County, Oklahoma prospect. The well was started in June 2006 and is currently drilling. Estimated drilling costs incurred and accrued at June 30, 2006 were $25,650. An additional well (5.5% interest) has been proposed.

The Company participated in the drilling of three development wells on a Canadian County, Oklahoma prospect. The first well (Company working interest 10.7%) was started in December 2005 and completed in February 2006. The second well (3.8% interest) was started in March 2006 and completed in April 2006. Both are commercial oil and gas wells. The third well (7.3% interest) was drilled in March 2006 and completed as a dry hole. Drilling costs totaled $236,215 as of June 30, 2006, of which $187,743 has been capitalized and $48,472 has been charged to exploration expense as dry hole costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Creek County, Oklahoma prospect. The well was started in December 2005 and completed in February 2006 as a commercial gas producer. Sales commenced in April 2006. Drilling costs of $86,131 have been capitalized as of June 30, 2006.

The Company participated with a 3% working interest in the drilling of three development wells and with a 4.7% working interest in the drilling of an exploratory well on a Stephens County, Oklahoma prospect. Two development wells were started in November 2005. One was completed in January 2006 as a commercial gas well. The other was completed in February 2006 as a marginal gas well. The exploratory well was started in December 2005 and completed in February 2006 as a marginal oil and gas producer. The third development well was started in March 2006 and completed in April 2006 as a commercial gas producer. Capitalized drilling costs as of June 30, 2006 totaled $225,389.

The Company participated with a 17.3% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. One well was started in April 2006 and the other in May 2006. Both were completed in July 2006, producing oil and gas at commercial rates. Additional drilling is planned. Capitalized costs as of June 30, 2006 were $217,143, including $63,990 in prepaid drilling costs.

In December 2005 the Company purchased a 14% interest in an Ellis County, Oklahoma prospect for $132,508. An exploratory well was started in January 2006 and completed in February 2006 as a dry hole. No further drilling is planned and the prospect has been fully impaired. Dry hole costs were $216,680 as of June 30, 2006.

In December 2005 the Company purchased a 10% interest in a Grady County, Oklahoma prospect for $49,966. A 3-D seismic survey has been conducted and an exploratory well will be proposed when the data has been analyzed. Total leasehold and geological costs as of June 30, 2006 were $67,724.

In February 2006 the Company purchased a 15% interest in a Woods County, Oklahoma prospect for $15,600. A step-out well was started in February 2006 and completed in April 2006, testing oil and gas at a commercial rate. Sales commenced in May 2006. Additional drilling is planned. Capitalized costs as of June 30, 2006 were $106,284.

The Company participated with its 15.7% working interest in the drilling of a horizontal development well on a Seminole County, Oklahoma prospect. The well was started in March 2006 and completed in April 2006. Artificial lift was installed in June 2006 and gas sales commenced at a commercial rate. Capitalized drilling costs were $226,760 as of June 30, 2006.

The Company is participating with a 50% interest in the development of a Hughes County, Oklahoma prospect. The Company is currently attempting to sell a portion of its interest prior to participating in the drilling of an exploratory horizontal well later in 2006. Leasehold costs as of June 30, 2006 were $644,208.

In July 2006 the Company agreed to purchase a 16% interest in a Woods County, Oklahoma prospect for $63,000. An exploratory well will be drilled later this year.

DD&A. DD&A increased $132,923 (39%) to $475,462 in 2006 from $342,539 in 2005. The change was mostly the result of an increase of $23,113 in leasehold impairment and an increase of $178,799 in the depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells. Most of the 2006 leasehold impairment was due to the condemnation of the prospect associated with the Ellis County dry hole described above in the exploration activity discussion. The increase in depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells is due to costs related to wells which first produced after June 30, 2005 as the Company uses the units of production method for calculating these expenses. These two increases were partially offset by a $74,128 decrease in the provision for impairment of long-lived assets for some marginal wells completed in the first half of 2005. No similar impairments have been recorded in 2006.

General, Administrative and Other Expenses (G&A). G&A increased $46,973 (11%) to $467,736 in 2006 from $420,763 in 2005. Advalorem and franchise taxes increased $14,181 (20%) to $84,049 in 2006. The remainder of the increase was due primarily to increased salaries and benefits of about $21,000 and increased legal fees of about $9,600.

Other Income, Net. This line item increased $51,861 (26%) to income of $252,294 in 2006 from $200,433 in 2005. See Note 2 to the accompanying condensed financial statements for an analysis of the components of this item.

Trading securities gains in 2006 were $7,003 as compared to losses of $7,642 in 2005, an increase of $14,645. In 2006 the Company had unrealized gains from adjusting securities held at June 30, 2006 to fair market value of $3,585 and net realized gains of $3,418. In 2005 the Company had unrealized trading losses of $16,219 that were partially offset by net realized gains of $8,577.

Interest income increased $79,552 to $141,531 in 2006 from $61,979 in 2005. The increase was mostly the result of an increase in the effective yield of US treasury bills which comprise the Company’s available for sale securities investments. In addition, the balance of these investments increased in 2006 versus 2005.

Equity earnings in investees decreased $144,385 to a loss of ($1,375) in 2006 from earnings of $143,010 in 2005. The following is the Company’s share of earnings (losses) for 2006 and 2005 per review of the entities unaudited financial statements for the six months ended June 30, 2006 and 2005:

	Earnings (Losses)
	2006	2005
Broadway Sixty-Eight, Ltd.	$20,417	$17,878
JAR Investments, LLC	4,428	80,226
Millennium Golf Properties, LLC	(26,220)	(438)
OKC Industrial Properties, LLC	----	45,344
	$(1,375)	$143,010

The JAR Investments, LLC 2005 earnings of $80,226 includes a gain on the sale of real estate of approximately $75,000. The OKC Industrial Properties, LLC 2005 earnings of $45,344 represents a gain on the sale of real estate. No similar gains have occurred in 2006. See Note 4, to the accompanying condensed financial statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $484,437 to $941,336 in 2006 from $456,899 in 2005. The increase was due primarily to the increased pretax income in 2006 from 2005. Of the 2006 income tax provision, the estimated current tax expense was $643,731 and the estimated deferred tax expense was $297,605. Of the 2005 income tax provision, the current and deferred expenses were $212,646 and $244,253 respectively. See Note 4, to the condensed statements for additional information on income taxes.

Item 3.  Material Changes in Results of Operations Three Months Ended June 30, 2006, Compared with Three Months Ended June 30, 2005.

Net income increased $559,767 to $1,312,392 in 2006 from $752,625 in 2005. The material changes in the results of operations which caused the increase in net income will be discussed below.

Operating Revenues. Revenues from oil and gas sales increased $926,501 (61%) to $2,452,234 in 2006 from $1,525,733 in 2005. The increase was the result of an increase in gas sales of $757,126 (70%) to $1,839,698, an increase in oil sales of $157,467 (37%) to $585,661 and an increase in sales of miscellaneous products of $11,906 to $26,873.

The increase in gas sales was the result of an increase in the average price of $.11 per MCF to $6.25 for a positive price variance of $33,515, and an increase in the volume of gas sold of 117,852 MCF for a positive volume variance of $723,611. A significant portion of the gas sales volume and revenue increase can be attributed to the Robertson County, Texas royalty interest properties discussed above in Item 2. under “Operating Revenues”.

The increase in oil sales was the result of an increase in the volume of oil produced by 638 Bbls to 9,450 Bbls, for a positive volume variance of $22,962 and an increase in the average price received of $25.99 per Bbl to $61.98, for a positive price variance of $134,505.

Other operating revenues increased $3,086 to $36,417 in 2006 from $33,331 in 2005 because of increased leases for Company-owned minerals.

Production Costs. Production costs increased $60,738 to $259,989 in 2006 from $199,251 in 2005. Of this increase lease operating expense accounted for $51,608 and gross production tax accounted for $9,129. The gross production tax increase is net of the $55,000 tax refund discussed above in Item 2. under “Production Costs”.

DD&A decreased $45,990 to $174,508 in 2006 from $220,498 in 2005. The decrease was mostly the result of the provisions for impairment of long-lived assets discussed above in Item 2. under “DD&A” that occurred in the second quarter of 2005.

Other Income, Net. See Note 3 to the accompanying condensed financial statements for an analysis of the components of other income, net. In 2006 this line item decreased $90,253 to an income of $98,401 from $188,924 in 2005. Most of the decrease was due to trading securities losses of $16,822 to ($15,344) in 2006 and decreased Equity Earnings in Investees of $109,488 to $27,445 in 2006. The reasons for these decreases were covered in the discussion above in Item 2.

Provision for Income Taxes. Provision for income taxes increased $222,389 (76%) to $513,464 in 2006 from $291,075 in 2005. See discussion above in Item 2. and Note 4 to the accompanying condensed financials for a discussion of the changes in the provision for income taxes.

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

For more information about these entities, see Note 3, to the accompanying financial statements and this management’s discussion and analysis above in Item 2. under “Other Income, Net”, for the six months ended June 30, 2006.

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

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first six months of 2006, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 2.

c)    SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2006	0	----	-	-
May 1 to May 31, 2006	0	----	-	-
June 1 to June 30, 2006	80	$105.00	-	-
Total	80	$105.00	-	-

(1)
The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

Item 4. Submission of Matters to a Vote of Security Holders.

a)	The annual meeting of stockholders’ was held on Tuesday, May 23, 2006. A brief description of each matter voted on at the meeting is given in the paragraphs below.

b)	The registrant’s board of directors was re-elected in its entirety. A summary of voting results follows:

	RESULTS OF VOTE
	BY PROXY		IN PERSON
		WITHHOLD		WITHHOLD
	FOR	AUTHORITY	FOR	AUTHORITY

MASON McLAIN	54,360	750	54,013
R.T. McLAIN	54,454	656	54,013
ROBERT SAVAGE	53,906	1,204	54,013
MARVIN E. HARRIS	52,999	2,111	54,013
JERRY L. CROW	53,957	1,153	54,013
WILLIAM (BILL) SMITH	52,999	2,111	54,013
DOUG FULLER	52,999	2,111	54,013
CAMERON R. McLAIN	54,407	703	54,013
KYLE McLAIN	54,482	628	54,013

c)
The stockholders approved all actions of the directors since the stockholders’ annual meeting on Tuesday, May 24, 2005. The stockholders cast 109,123.00 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 11, 2006	/s/ Mason McLain
Mason McLain,
Principal Executive Officer

Date: August 11, 2006	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer