Form 10QSB
period 2006-09-30
RESERVE PETROLEUM CO
filed 2006-11-13
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 9, 2006, 163,372.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART 1
FINANCIAL INFORMATION

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30, 2006	December 31, 2005
Current Assets:
Cash and Cash Equivalents	$1,120,963	$704,121
Available for Sale Securities	6,972,842	5,522,100
Trading Securities	276,008	254,434
Receivables	2,553,760	2,092,067
	10,923,573	8,572,722
Investments:
Equity Investments	463,714	450,217
Other	15,298	15,298
	479,012	465,515
Property, Plant and Equipment:
Oil and Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	879,399	1,133,077
Proved Properties	11,313,222	9,612,125
	12,192,621	10,745,202
Less - Valuation Allowance & Accumulated Depreciation, Depletion and Amortization	6,223,824	5,773,992
	5,968,797	4,971,210
Other Property and Equipment, at Cost	408,180	404,726
Less - Accumulated Depreciation & Amortization	235,305	203,480
	172,875	201,246
	6,141,672	5,172,456
Other Assets	314,512	304,797
	$17,858,769	$14,515,490

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	December 31, 2005
Current Liabilities:
Accounts Payable	$349,008	$324,675
Income Taxes Payable	155,761	331,412
Other Current Liabilities -
Deferred Income Taxes and Other	551,139	465,108
	1,055,908	1,121,195
Dividends Payable	241,214	184,749
Deferred Tax Liability	922,622	655,470
	1,163,836	840,219
Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	15,888,319	12,786,650
	16,045,687	12,944,018
Less - Treasury Stock, at Cost	406,662	389,942
	15,639,025	12,554,076
	$17,858,769	$14,515,490

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues:
Oil and Gas Sales	$2,238,640	$2,245,617	$7,076,122	$4,959,485
Other	54,070	83,263	101,856	330,030
	2,292,710	2,328,880	7,177,978	5,289,515
Operating Costs and Expenses:
Production	198,127	292,210	727,722	685,249
Exploration	9,274	55,346	388,554	189,923
Depreciation, Depletion, Amortization and Valuation Provisions	152,431	248,705	627,893	591,244
General, Administrative and Other	219,995	185,896	687,731	606,659
	579,827	782,157	2,431,900	2,073,075
Income From Operations	1,712,883	1,546,723	4,746,078	3,216,440
Other Income, Net	195,533	82,737	447,827	283,170

Income Before Income Taxes	1,908,416	1,629,460	5,193,905	3,499,610

Provision For Current Income Taxes	515,788	187,256	1,159,519	399,902
Provision For Deferred Income Taxes	(19,422)	268,796	278,183	513,049
Total Provision for Income Taxes	496,366	456,052	1,437,702	912,951
Net Income	$1,412,050	$1,173,408	$3,756,203	$2,586,659
Per Share Data:
Net Income, Basic and Diluted	$8.63	$7.15	$22.96	$15.70
Cash Dividends	$—	$—	$4.00	$2.00
Weighted Average Shares Outstanding Basic and Diluted	163,539	164,146	163,602	164,723

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2006	2005
Net Cash Provided by Operating Activities	$3,632,506	$2,917,596
Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	7,873,504	6,125,549
Purchase of Available for Sale Securities	(9,324,246)	(5,984,257)
Property Dispositions	639,499	10,120
Property Additions	(1,809,881)	(2,675,756)
Cash Distributions from Equity Investments	20,250	217,000
Proceeds from Surrender of Life Insurance Policy	—	155,602
Net Cash Applied to Investing Activities	(2,600,874)	(2,151,742)
Cash Flows from Financing Activities:
Payments of Dividends	(598,070)	(316,002)
Purchase of Treasury Stock	(16,720)	(93,742)
Cash Applied to Financing Activities	(614,790)	(409,744)
Net Change in Cash and Cash Equivalents	416,842	356,110
Cash and Cash Equivalents, Beginning of Period	704,121	570,497
Cash and Cash Equivalents, End of Period	$1,120,963	$926,607
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Periods For:
Interest	$3,750	$3,750
Income Taxes	$1,334,100	$455,388

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 1 – BASIS OF PRESENTATION

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

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Realized and Unrealized Gain
On Trading Securities	$13,345	$16,199	$20,349	$8,557
Gain (Loss) on Asset Sales	55,713	5,328	159,898	(149)
Interest Income	85,281	38,270	226,812	100,249
Equity Earnings in Investees	35,122	14,658	33,747	157,668
Other Income	6,175	8,370	11,126	20,816
Interest and Other Expenses	(103)	(88)	(4,105)	(3,971)
Other Income, Net	$195,533	$82,737	$447,827	$283,170

Note  3 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consists of the following:

	Ownership %	September 30, 2006	December 31, 2005
Broadway Sixty-Eight, Ltd.	33%	$354,279	$325,691
JAR Investment, LLC	25%	2,124	8,022
Millennium Golf Properties, LLC	9%	53,960	63,153
OKC Industrial Properties, LLC	10%	53,351	53,351
		$463,714	$450,217

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $152,134 at September 30, 2006. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at September 30, 2006 was $169,750 plus costs and expenses related to enforcement and collection.

Note  4 – PROVISION FOR INCOME TAXES

In 2006 and 2005, the effective tax rate was less than the statutory rate as a result of allowable depletion for tax purposes in excess of depletion for financial statements.

Note  5 – NEW ACCOUNTING PRONOUNCEMENTS

During the first nine months of 2006 the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends FASB Statements No. 133 and 140; Statement No. 157, “Fair Value Measurements”; Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends FASB Statements No. 87, 88, 106 and 132(R); and Interpretation 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. Additionally, the Securities Exchange Commission in September, issued Staff Accounting Bulletin No. 108 addressing how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. All of these pronouncements have effective implementation date requirements ranging from 2006 to 2008.

Except for FASB Statement No. 157, “Fair Value Measurements”, none of the pronouncements have any current applicability to the Company’s financial statements. The Company plans to adopt all of the pronouncements by the required dates using the retroactive application method. The Company’s investments in trading securities are valued using current fair value accounting pronouncements and the new pronouncement will not change our valuations or current method. Accordingly, adoption of the above listed new accounting pronouncements will have no impact on the Company’s financial position, results of operations, or cash flows.

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

Financial Conditions and Results of Operations

Item 1.  Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first nine months of 2006, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $3,632,506, the Company also had cash provided by the maturities of available for sale securities of $7,873,504, by property dispositions of $639,499, and distributions from equity investments of $20,250, for total cash provided by internal sources of $12,165,759. The Company utilized cash for the purchase of available for sale securities of $9,324,246, oil and gas property additions of $1,809,881, and financing activities of $614,790, for total cash applied of $11,748,917. The $416,842 excess of cash provided over cash applied was added to cash and cash equivalents.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2005. A discussion of these items follows.

Available for Sale Securities increased $1,450,742 (26%) to $6,972,842 from $5,522,100 as part of the excess cash from operations was used to purchase additional securities.

Receivables increased $461,693 (22%) to $2,553,760. This change was the net result of an increase of $532,032 in accruals of oil and gas sales occurring before October 1, 2006, which were not received by the Company at September 30, plus an increase in interest and other receivables of $54,278 offset by a decrease of $124,617 in a receivable for a lease bonus that was collected in January, 2006. The increase in oil and gas sales accruals was the result of the increase in oil and gas sales prices and volumes. See the discussion of revenues under subheading “Operating Revenues”, below in Item 2 for more information about the increased sales of oil and natural gas.

Accounts payable increased $24,333 (7%) to $349,008. At the end of both periods, the accounts payable balance generally was for costs of oil and gas exploration and production. The increase in payables at September 30, 2006 was due to increased drilling activity in which the Company was participating.

Income taxes payable decreased $175,651 (53%) to $155,761 in 2006 from $331,412. The decrease is due to increased estimated tax payments and the timing of the payments. See additional comments under the “Provision for Income Taxes” below in Item 2.

Other current liabilities increased $86,031 (18%) to $551,139 from $465,108. Part of the increase was for estimated ad valorem tax accruals of $75,000 at September 30, 2006 which will be billed and paid before the end of the year. The remaining increase of $14,366 was due to a current deferred tax liability increase.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in a paragraph above, net cash provided by operating activities was $3,632,506 in 2006. This was an increase of $714,910 from the comparable period in 2005. The increase was mostly the result of an increase in operating revenues partially offset by increases in operating expenses and in estimated federal income taxes paid. For more information see “Operating Revenues” and “Operating Costs and Expenses”, in Item 2 below.

Available for sale securities at September 30, 2006 and December 31, 2005 are comprised entirely of US treasury bills with six month maturities. During the nine months ended September 30, 2006, $7,873,504 of these securities matured and the cash was used to purchase new securities. As discussed above in the working capital changes, $1,450,742 of excess cash provided by operating activities was used to purchase additional securities.

The cash provided by property dispositions in 2006 was $639,499, an increase of $629,379 from cash provided in 2005 of $10,120. The increase was due primarily to a combination of proceeds of $95,000 from the sale of the Company’s working interest in a fully depreciated producing property in March, 2006 and proceeds of $529,992 from the sale of the non-producing leasehold in the Hughes County prospect. See additional information about this prospect sale in the exploration activity discussion under the “Operating Costs and Expenses” and the “Other Income, Net” sections in Item 2 below. No similar sales occurred in 2005.

The cash provided by distributions from equity investments in 2006 was $20,250, a decrease of $196,750 from cash provided in 2005 of $217,000. The Company received $217,000 in 2005 for distributions from two of the equity investees for proceeds from the sale of some of their real estate investments. No similar sales or distributions have occurred in 2006.

In 2005, cash of $155,602 was provided by the surrender of a life insurance policy. There has been no similar transaction in 2006.

Cash applied to the purchase of property additions in 2006 was $1,809,881, a decrease of $865,875 from cash applied in 2005 of $2,675,756. In both 2005 and 2006, all of cash applied to property additions was related to oil and gas exploration activity. See the subheading “Exploration Costs”, in Item 2 below for additional information.

Conclusion. Other than the new royalty interest properties discussed below in Item 2 under subheading “Operating Revenues” management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2005 would not be representative of the Company’s current position.

Item 2.  Material Changes in Results of Operations Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005.

Please refer to the Condensed Statements of Operations on page 4 of this Form 10-QSB to supplement the following discussion. The Company had net income of $3,756,203 in 2006 compared to net income of $2,586,659 in 2005, an increase of $1,169,544. The increase in net income was the combined result of a $1,888,463 (36%) increase in operating revenues, and a $164,657 (58%) increase in other income, partially offset by a $358,825 (17%) increase in operating costs and expenses. The net effect of these changes was an increase in income before income taxes of $1,694,295 (48%). This increase was partially offset by a $524,751 (57%) increase in the provision for income taxes.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from oil and gas product sales were $7,076,122 in 2006, an increase of $2,116,637 (43%) from $4,959,485 in 2005. Revenues from crude oil and natural gas sales were $6,996,628 in 2006, an increase of $2,114,580 (43%) from $4,882,048 in 2005. Sales of miscellaneous products were $79,494 in 2006 and $77,437 in 2005.

Oil sales increased $182,416 (12%) to $1,665,222 in 2006 from $1,482,806 in 2005. The increase was the net result of an increase in the average price per barrel (Bbl) of $11.63 to $62.44 per Bbl for a positive price variance of $310,102 offset by a negative volume variance of ($127,686) due to a decrease in production of 2,513 Bbls to 26,668 Bbls.

The decline in oil volumes sold was due to normal production declines on mature wells, as no significant new oil production was added in late 2005 or in the first nine months of 2006.

Gas sales increased $1,932,164 (57%) to $5,331,406 in 2006 from $3,399,242 in 2005. The average price received was $6.55 for 2006 compared to $6.20 per MCF for 2005 resulting in a positive price variance of $284,049. The volume of gas sold increased 265,825 MCF to 814,333 MCF resulting in a positive volume variance of $1,648,115.

A significant portion of the increase in gas volumes sold in 2006 was due to sales from the Robertson County, Texas royalty interest properties which first began producing late in the second quarter of 2005. The first nine months of 2006 sales include approximately 342,000 MCF and $2,050,000 of gas sales from these wells versus 119,000 MCF and $782,000 of sales for the first nine months of 2005. See sub-heading “Operating Revenues” on page 14 of the Company’s 2005 Form 10-KSB for more information about these properties. The remaining increase in gas volumes sold was the result of production from other new properties which first produced after September 30, 2005.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Other operating revenues include lease bonuses and rentals of $101,856 in 2006 and $330,030 in 2005. The decrease is due almost entirely to fewer lease bonuses for leases in Tyler and Robertson Counties of East Texas in 2006 versus 2005.

Operating Costs and Expenses. Operating costs and expenses increased $358,825 (17%) to $2,431,900 in 2006 from $2,073,075 in 2005. The increase was the result of an increase in production costs of $42,473, an increase in exploration costs charged to expense of $198,631, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $36,649 and an increase in general administrative and other expense (G&A) of $81,072. The significant changes in these line items will be discussed below.

Production Costs. Production costs increased $42,473 (6%) in 2006 to $727,722 from $685,249 in 2005. Part of this increase was due to a gross production tax increase of $111,153 (43%) to $369,676 in 2006 as a result of increased oil and gas sales. The increase in gross production tax was offset by $140,335 of production tax refunds received in 2006, on the Robertson County wells for taxes paid in 2005 and 2006. These refunds are due to a Texas program used as an incentive to encourage operators to drill deep or tight sands gas wells and are not permanent but are for a limited number of months of production. Gross production taxes are state taxes usually calculated as a percentage of gross oil and gas revenue and therefore will fluctuate with the dollar amount of oil and gas sales. The remaining lease operating, hauling and compression expense increased by $71,655 (17%) to $498,381 due to higher expenses on existing producing properties and current operating expense on wells which first produced after September 30, 2005.

Exploration Costs. Total exploration expense increased $198,631 (105%) to $388,554 in 2006. The increase was due primarily to increases in geology expenses of $24,218 (37%) to $89,923 and dry hole expenses of $169,538 (136%) to $293,755 in 2006 versus 2005.

The following is a summary as of November 1, 2006, updating both exploration and development activity from December 31, 2005.

The Company participated with its 18% working interest in the drilling of three step-out wells on a Barber County, Kansas prospect. One well was started in January 2006 and completed in February 2006 as a marginal gas producer. It was recompleted in another zone in August 2006 and is now a commercial oil and gas producer. A second well was started in June 2006 and completed in August 2006 as a marginal oil and gas producer. A third well was started in September 2006 and is currently awaiting completion. Two other prospect wells were recompleted in new zones in April 2006 and are producing at commercial rates; one gas and the other oil and gas. Capitalized costs for the period ended September 30, 2006 were $244,022 for the three new wells including $54,923 in prepaid drilling costs. Recompletion costs capitalized on the other prospect wells totaled $90,566.

The Company has a 0.96% Phase I interest and a 4.32% Phase II interest in a Harding County, South Dakota waterflood unit in which there were six horizontal wells producing oil. Water injection into one of the wells commenced in March 2006. An additional horizontal well was started in August 2006 and completed in October 2006, pumping oil at a commercial rate. It will be produced for several months and then converted to water injection. The start of Phase II should occur in early 2007. Cumulative capitalized costs as of September 30, 2006 were $68,747.

The Company participated with a fee mineral interest in the drilling of a step-out horizontal well in Harding County, South Dakota. The Company has a 25% working interest in the well which was started in July 2006 and completed in September 2006, pumping oil at a commercial rate. A second step-out horizontal well, in which the Company will have a 14.6% working interest, is planned for next year. Capitalized costs as of September 30, 2006 were $568,397.

The Company participated with a 5.7% working interest in the drilling of an exploratory well on a Dewey County, Oklahoma prospect. The well was started in June 2006 and completed in August 2006 as a commercial gas and gas condensate producer. An additional well (5.5% interest) has been proposed. Capitalized costs as of September 30, 2006 were $124,661.

The Company participated in the drilling of three development wells on a Canadian County, Oklahoma prospect. The first well (Company working interest 10.7%) was started in December 2005 and completed in February 2006. The second well (3.8% interest) was started in March 2006 and completed in April 2006. Both are commercial oil and gas wells. The third well (7.3% interest) was drilled in March 2006 and completed as a dry hole. Drilling costs totaled $245,600 as of September 30, 2006, of which $197,070 has been capitalized and $48,530 has been charged to exploration expense as dry hole costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Creek County, Oklahoma prospect. The well was started in December 2005 and completed in February 2006 as a commercial gas producer. Sales commenced in April 2006. Drilling costs of $86,131 have been capitalized as of September 30, 2006.

The Company participated with a 3% working interest in the drilling of three development wells and with a 4.7% working interest in the drilling of an exploratory well on a Stephens County, Oklahoma prospect. Two development wells were started in November 2005. One was completed in January 2006 as a commercial gas well. The other was completed in February 2006 as a marginal gas well. The exploratory well was started in December 2005 and completed in February 2006 as a marginal oil and gas producer. The third development well was started in March 2006 and completed in April 2006 as a marginal gas producer. Capitalized drilling costs as of September 30, 2006 totaled $192,457.

The Company participated with a 17.3% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. One well was started in April 2006 and the other in May 2006. Both were completed in July 2006, producing oil and gas at commercial rates. A third step-out well (18% interest) was drilled in October 2006 and is currently awaiting completion. Capitalized costs as of September 30, 2006 were $204,242, including $2,436 in prepaid drilling costs.

In December 2005 the Company purchased a 14% interest in an Ellis County, Oklahoma prospect for $132,508. An exploratory well was started in January 2006 and completed in February 2006 as a dry hole. No further drilling is planned and the prospect has been fully impaired. Dry hole costs were $225,272 as of September 30, 2006.

In December 2005 the Company purchased a 10% interest in a Grady County, Oklahoma prospect. A 3-D seismic survey was conducted and four prospective structures were identified. Additional acreage is being acquired and an exploratory well will be proposed in the near future. Total leasehold and geological costs as of September 30, 2006 were $155,034.

In February 2006 the Company purchased a 15% interest in a Woods County, Oklahoma prospect for $15,600. A step-out well was started in February 2006 and completed in April 2006 as a commercial oil and gas producer. Sales commenced in May 2006. Additional drilling is planned. Capitalized costs as of September 30, 2006 were $112,085.

The Company participated with its 15.7% working interest in the drilling of a horizontal development well on a Seminole County, Oklahoma prospect. The well was started in March 2006 and completed in April 2006. Artificial lift was installed in June 2006 and gas sales commenced at a commercial rate. Capitalized drilling costs were $250,890 as of September 30, 2006.

The Company participated with a 50% interest in the development of a Hughes County, Oklahoma prospect. The prospect was sold in September 2006 with the Company retaining an 8.75% interest in the prospect acreage. An exploratory horizontal well is planned to commence in December 2006. The Company will have no working interest in the well until payout when it will back in for its retained interest. All of the Company’s leasehold costs were recouped with the sale, and a $50,400 gain was realized and included in the September 30, 2006 operating results.

In September 2006 the Company purchased a 16% interest in a Woods County, Oklahoma prospect for $59,920. An exploratory well was started in October 2006 and a completion attempt is currently underway. Two step-out wells, in which the Company has a 10.1% working interest, were also started in October 2006. Currently one is awaiting completion and the other is drilling. Total costs to date are $64,200, including $52,523 in prepaid drilling costs.

In October 2006 the Company participated with a 16% working interest in the drilling of an exploratory well on a Cheyenne County, Kansas prospect. It was completed as a dry hole.

Depreciation, Depletion & Amortization (DD&A).  DD&A increased $36,649 (6%) to $627,893 in 2006 from $591,244 in 2005. The change was primarily the net result of a $245,488 (97%) increase to $498,790 for the depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells offset by a decline of $215,864 in provisions for leasehold and other impairments. The increase for depreciation and amortization is due to costs related to wells which first produced after September 30, 2005 as the Company uses the units of production method for calculating these expenses. The decline of impairment provisions were due to a $41,736 (38%) decrease to $67,280 in 2006 from $109,016 in 2005 for leasehold impairments and a $174,128 (100%) decrease in 2006 from 2005 in the provision for impairment of long-lived assets for some marginal wells completed in the first nine months of 2005. No similar impairments have been recorded in 2006.

General, Administrative and Other Expenses (G&A).  G&A increased $81,072 (13%) to $687,731 in 2006 from $606,659 in 2005. Ad valorem and other taxes increased $29,441 (29%) to $131,837 in 2006. The remainder of the increase was due primarily to increased salaries and benefits of about $35,500 and increased legal fees of about $9,700.

Other Income, Net. This line item increased $164,657 to $447,827 in 2006 from $283,170 in 2005. See Note 2 to the accompanying condensed financial statements for an analysis of the components of this item.

Trading securities gains in 2006 were $20,349 as compared to gains of $8,557 in 2005, an increase of $11,792. In 2006 the Company had unrealized gains of $20,081 from adjusting securities held at September 30 to estimated fair market value, and net realized trading gains of $268. In 2005 the Company had unrealized gains of $7,511 and realized gains of $1,046.

Gain (Loss) on asset sales increased $160,047 to $159,898 in 2006 from a loss of ($149) in 2005. Most of this increase was due to a $95,000 gain on the sale of the Company’s working interest in a fully depreciated producing property in March 2006 and a $50,400 gain from the sale of the Hughes County leasehold prospect in September 2006. See additional information about these sales in the cash flow changes section of “Item 1” above and the exploration cost and activity discussion section in “Item 2” above. No similar sales occurred in 2005.

Interest income increased $126,563 to $226,812 in 2006 from $100,249 in 2005. The increase was mostly the result of an increase in the effective yield of US treasury bills which comprise the Company’s available for sale securities investments. In addition, the balance of these investments increased in 2006 versus 2005.

Equity earnings in investees decreased $123,921 (79%) to earnings of $33,747 in 2006 from $157,668 in 2005. The following is the Company’s share of earnings for 2006 and 2005 per review of the entities’ unaudited financial statements for the nine months ended September 30, 2006 and 2005:

	Earnings (Losses)
	2006	2005
Broadway Sixty-Eight, Ltd.	$28,588	$19,478
JAR Investments, LLC	5,352	82,226
Millennium Golf Properties, LLC	(193)	10,620
OKC Industrial Properties, LLC	—	45,344
	$33,747	$157,668

The JAR Investments, LLC 2005 earnings of $82,226 includes a gain on the sale of real estate of approximately $75,000. The OKC Industrial Properties, LLC 2005 earnings of $45,344 represents a gain on the sale of real estate. No similar gains have occurred in 2006. See Note 3 to the accompanying condensed financial statements for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

See Note 3, to the accompanying condensed financial statements, and “Off-Balance Sheet Arrangements” below for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $524,751 (57%) to $1,437,702 in 2006 from $912,951 in 2005. This increase in the provision was the result of an increase in pretax income to $5,193,905 in 2006 from $3,499,610 in 2005. Of the 2006 income tax provision, the estimated current tax expense was $1,159,519 and the estimated deferred tax expense was $278,183. Of the 2005 income tax provision, the estimated current and deferred tax expenses were $399,902 and $513,049 respectively. See Note 4 to the accompanying condensed financial statements for a discussion of the provision for income taxes.

Item 3. Material Changes in Results of Operations Three Months Ended September 30, 2006, Compared with Three Months Ended September 30, 2005.

Net income increased $238,642 to $1,412,050 in 2006 from $1,173,408 in 2005. The material changes in the results of operations which caused the increase in net income will be discussed below.

Operating Revenues. Revenues from oil and gas product sales decreased $6,977 (0.3%) to $2,238,640 in 2006 from $2,245,617 in 2005. The decrease was the net result of an increase in gas sales of $37,995 (2%) to $1,578,118, a decrease in oil sales of $38,623 (6%) to $628,363 and a decrease in sales of miscellaneous products of $6,349 to $32,159.

The increase in gas sales was the result of a decrease in the average price by ($0.66) per MCF to $5.74 for a negative price variance of ($179,976), offset by an increase in the volume of gas sold of 34,058 MCF for a positive volume variance of $217,971. Most of the gas sales volume and revenue increase can be attributed to the new royalty interest properties discussed above in Item 2 under “Operating Revenues”. These properties accounted for approximately 152,000 MCF and $834,000 of the gas sales for the third quarter of 2006 versus 83,000 MCF and $563,000 of gas sales for the third quarter of 2005.

The decrease in oil sales was the net result of an increase in the average price received of $9.06 per Bbl to $66.15 for a positive price variance of $86,062, and an decrease in the volume of oil produced by (2,184) Bbls to 9,499 for a negative volume variance of ($124,685).

Other operating revenues decreased $29,193 to $54,070 because of decreased leases for Company owned minerals.

Operating Costs and Expenses. Production costs decreased $94,083 to $198,127 in 2006 from $292,210 in 2005. The decrease is due primarily to the production tax refund described in the production costs discussion in Item 2 above for the nine months. Of the 2006 refund, $85,335 was received in the third quarter.

Exploration Costs. Exploration costs charged to operations decreased $46,072 to $9,274 in 2006 from $55,346 in 2005 as a result of lower G&G costs and dry hole costs for the same period each year. See the exploration costs discussion in Item 2 above for the nine months.

Depreciation, Depletion & Amortization (DD&A). DD&A decreased $96,274 to $152,431 from $248,705 in 2005. The decrease was mostly the result of the provisions for impairment of leases and long-lived assets discussed above in Item 2 under “Depreciation, Depletion & Amortization”. These provisions totaled $154,056 in the third quarter of 2005. There were no similar provisions in the third quarter of 2006.

General, Administrative and Other Expenses (G&A). G&A increased $34,099 to $219,995 in 2006 from $185,896 in 2005. This change was due primarily to ad valorem and franchise tax increases of approximately $15,000 and salary increases of approximately $18,000 in 2006.

Other Income, Net. See Note 2 to the accompanying condensed financial statements for an analysis of the components of other income, net. In 2006, this line item increased $112,796 to income of $195,533 from $82,737 in 2005. Most of the increase was the result of a $50,385 increase in the gain on asset sales to $55,713 in 2006 from a gain of $5,328 in 2005 and an increase in interest income of $47,011 to $85,281 in 2006 from $38,270 in 2005. See discussion of “Other Income, Net” in Item 2 above for the nine months for explanations of these increases.

Provision for Income Taxes. The provision for income taxes increased $40,314 to $496,366 in 2006 from $456,052 in 2005. See discussions above in Item 2 and Note 4 to the accompanying condensed financials for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters which were not covered in the discussion in Item 2 above for the nine months ended September 30, 2006.

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

For more information about these entities, see Note 3, to the accompanying financial statements and this management’s discussion and analysis in Item 2 above under, “Other Income, Net”, for the nine months ended September 30, 2006.

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

b)   Changes in Internal Controls.

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first nine months of 2006, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)   Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2006	0	—	—	—
August 1 to August 31, 2006	20	$160.00	—	—
September 1 to September 30, 2006	32	$160.00	—	—
Total	52	$160.00	—	—

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

THE RESERVE PETROLEUM COMPANY (Registrant)
Date: November 9, 2006	/s/ Mason McLain
Mason McLain Principal Executive Officer

Date: November 9, 2006	/s/ James L. Tyler
James L. Tyler Principal Financial and Accounting Officer