Form 10KSB
period 2006-12-31
RESERVE PETROLEUM CO
filed 2007-04-02
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 0-8157

THE RESERVE PETROLEUM COMPANY
(Name of small business issuer in its charter)

DELAWARE	73-0237060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6801 N. BROADWAY, SUITE 300 OKLAHOMA CITY, OKLAHOMA	73116-9092
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (405) 848-7551

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK ($0.50 PAR VALUE)
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The issuer’s revenues for the fiscal year ended December 31, 2006 were $9,932,949.

The aggregate market value of the voting stock held by non-affiliates was $18,880,742 as computed by reference to the last reported sale which was on February 28, 2007.

As of March 28, 2007, there were 162,868.64 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 22, 2007 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Forward-Looking Statements

This Report on Form 10-KSB contains forward-looking statements. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements. See Item 6, “Management’s Discussion and Analysis or Plan of Operation” for a summation of some of the risks and uncertainties inherent in forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

The Reserve Petroleum Company (the “Company”) is engaged principally in the exploration for and the development of oil and natural gas properties. Other business segments are not significant factors in the Company’s operations. The Company is a corporation organized under the laws of the State of Delaware in 1931.

Oil and Natural Gas Properties

For a summary of certain data relating to the Company’s oil and gas properties including production, undeveloped acreage, producing and dry wells drilled and recent activity, see Item 2, “Description of Property”. For a discussion and analysis of current and prior years’ revenue and related costs of oil and gas operations, and a discussion of liquidity and capital resource requirements, see Item 6, “Management’s Discussion and Analysis or Plan of Operation”.

Mineral Property Management

The Company owns non-producing mineral interests in approximately 263,567 gross acres equivalent to 90,774 net acres. These mineral interests are located in nine states with 54,804 net acres in the States of Oklahoma and Texas, the area of concentration for the Company in its present exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue has resulted from its mineral property management. In 2006, $5,942,930 (61%) of oil and gas sales was from royalty interests as compared to $4,635,747 (57%) in 2005. As a result of its mineral ownership, the Company had royalty interests in 43 gross (.92 net) wells which were drilled and completed as producing wells in 2006. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

The development of a drilling program is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with a joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect. In 2006, the Company participated in the drilling of 16 development wells with 13 wells (2.02 net) completed as producers, two as dry holes and one that is still drilling.

Exploration Program

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

For a summation of exploratory wells drilled in 2006 or planned for in 2007, see Item 6, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation,” subheading, “Update of Oil and Gas Exploration Activity from December 31, 2005.”

Customers

In 2006, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. XTO Energy purchases were $1,494,274 or 15.4% of total oil and gas sales. Burlington Resources purchases were $1,719,354, or 17.7% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price. A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

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

Other Business

See Item 6, “Management’s Discussion and Analysis or Plan of Operation”, subheading, “Equity Investments” and Item 7, “Notes to Financial Statements,” Notes 2 and 7, for a discussion of other business including guarantees.

Employees

At December 31, 2006, the Company had eight employees, including officers. See the Proxy Statement for additional information. During 2006, all the Company’s employees devoted a portion of their time to duties with affiliated companies and the Company was reimbursed for the affiliates’ share of compensation directly from those companies. See Item 6, “Management’s Discussion and Analysis or Plan of Operation," subheading “Certain Relationships and Related Transactions” and Item 7, “Notes to Financial Statements,” Note 12, for additional information.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company’s principal properties are oil and natural gas properties as described below.

Oil and Natural Gas Operations

Oil and Gas Reserves

Reference is made to the unaudited supplemental financial information beginning on Page 38 for working interest reserve quantity information.

Since January 1, 2006, the Company has not filed any reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its 2005 annual report on Form 10-KSB and Federal income tax return for the year ended December 31, 2005. Those reserve estimates were identical.

Production

The average sales price of oil and gas produced and, for the Company’s working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2006, 2005 and 2004. Equivalent MCF was developed using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil	Gas	Oil	Gas	Cost per
	Per Bbl	Per MCF	Per Bbl	Per MCF	Equivalent MCF

2006	$62.72	$6.06	$59.68	$6.63	$1.65
2005	$54.93	$7.55	$54.56	$7.55	$1.73
2004	$38.79	$5.42	$40.47	$5.65	$1.61

At December 31, 2006, the Company had working interests in 127 gross (15.15 net) wells producing primarily gas and/or gas liquids (condensates) and had working interests in 83 gross (5.88 net) wells producing primarily oil. These interests were in 44,409 gross (4,766 net) producing acres. These wells include 41 gross (.243 net) wells associated with secondary recovery projects.

Sixteen percent, or 6,578 barrels of the Company’s oil production during 2006 was derived from royalty interests in mature West Texas water-floods.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2006.
	Acreage
	Gross	Net
Non-producing Mineral Interests	263,567	90,774
Undeveloped Leaseholds	6,688	2,839

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2004 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2006	.22	.33	2.02	.10
2005	.83	.27	2.17	.21
2004	1.03	.50	1.01	—

Recent Activities

See Item 6, under the subheading, “Update of Oil and Gas Exploration Activity from December 31, 2005” for a summary of recent activities related to oil and natural gas operations.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings affecting the Company or any of its properties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s stock is dually traded in the Pink Sheet Electronic Quotation Service and the OTC Bulletin Board under the symbol “RSRV”. The following high and low bid information was quoted on the Pink Sheets OTC Market Report. Prices reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid

03/31/05	58.00	45.00
06/30/05	83.00	52.25
09/30/05	120.00	74.00
12/31/05	172.00	120.00
03/31/06	178.00	140.00
06/31//06	177.00	150.00
09/30/06	175.00	158.00
12/31/06	166.00	153.00

There was limited public trading in the Company’s common stock in 2006 and 2005. In 2006 there were 14 brokered trades appearing in the Company’s transfer ledger, versus 9 in 2005.

At March 23, 2007, the Company had approximately 1,454 record holders of its common stock. The Company paid dividends on its common stock in the amount of $4.00 per share in the second quarter of 2006 and $2.00 per share in 2005. Management will review the amount of the annual dividend to be paid in 2007 with the Board of Directors for their approval.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2006 to October 31, 2006	129	$160.00	-	-

November 1, 2006 to November 30, 2006	6	$160.00	-	-

December 1, 2006 to December 31, 2006	46	$160.00	-	-

Total	181	$160.00	-	-

(1)
The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Please refer to the financial statements and related notes in Item 7 of this Form 10-KSB to supplement this discussion and analysis.

Forward-Looking Statements

In addition to historical information, from time to time the Company may publish forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide the reader with management’s current expectations of future events. They include statements relating to such matters as anticipated financial performance, business prospects such as drilling of oil and gas wells, technological development and similar matters.

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

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2007 and any Current Reports on Form 8-K filed by the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

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

Mason McLain and Robert T. McLain, directors and officers of the Company, are directors and officers of Mesquite and Mid-American. Jerry Crow, a Director of the Company, is a director of Mesquite and Mid-American. Kyle McLain and Cameron R. McLain are sons of Mason McLain, who is a more than 5% owner of the Company, and are directors and employees of the Company. Kyle McLain is a director and employee of Mesquite and an advisory director and employee of Mid-American. Cameron R. McLain is a director and employee of Mid-American and an advisory director and employee of Mesquite. Mason McLain and Robert T. McLain, who are brothers, each own an approximate 32% limited partner interest in LLTD, and Mason McLain is president of LHC, the general partner of LLTD. Robert T. McLain is not an employee of any of the above entities, and devotes only a small amount of time conducting their business.

The above named officers, directors and employees as a group beneficially own approximately 30% of the common stock of the Company, approximately 32% of the common stock of Mesquite, and approximately 17% of the common stock of Mid-American. These three corporations each have only one class of stock outstanding. Item 7, “Notes to Financial Statements,” Note 12 includes additional disclosures regarding these relationships.

Equity Investments

The Company has investments in four entities which it accounts for on the equity method. In using the equity method, the Company records the original investment in an entity as an asset and adjusts the asset balance for the Company’s share of any income or loss as well as any additional contributions to or distributions from the entity. The four entities include one Oklahoma limited partnership and three Oklahoma limited liability companies. The Company does not have actual or effective control of any of the entities. The management of these entities could at any time make decisions in their own best interests which could materially effect the Company’s net income, or the value of the Company’s investments.

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

In 2006, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available for sale securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available for sale securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available for sale securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. Available for sale securities are US Treasury Bills.

In 2006, net cash provided by operating activities was $5,218,413. Sales, net of production, exploration general and administrative costs and income taxes paid of $4,629,788 accounted for 89% of the operations net cash flow. The remaining components provided $588,625 or 11% of cash flow. In 2006, net cash applied to investing and financing activities was $4,600,828. Net purchases of available for sale securities discussed below, capitalized property additions (net of disposals) of $3,946,744 and dividend payments and treasury stock purchases of $654,083 accounted for most of the net cash applied. Maturing available for sale securities provided $12,141,847 of gross cash flow due to their six month maturities. However, these funds plus $1,951,152 of excess cash from operations were re-invested in the same type of securities.

In 2005, cash utilized for capitalized property additions (net of disposals) of $3,503,888 and dividend payments and treasury stock purchases of $451,118 were $499,887 less than cash provided by operating activities.

Other than cash, cash equivalents and available for sale securities, other significant changes in working capital include the following:

Trading securities increased $35,295 (14%) to $289,729 in 2006 from $254,434 in 2005. Most of the increase is due to a $27,235 increase in unrealized gains which represent the change in the market value of the securities over their original cost. The remaining $8,060 increase represents the earnings from the securities plus the net realized gains for the year. All earnings and net realized gains are reinvested in additional securities.

Receivables increased $523,428 (25%) to $2,616,395 in 2006 from $2,092,967 in 2005. For the most part, the increase was the result of a receivable of approximately $295,000 from a purchaser for a royalty interest in a new well in Tyler County, Texas. This amount represents sales from July 2006 through December 2006 and was paid to the Company in January 2007. The remaining receivables increase of about $225,000 is due to increased average monthly sales for 2006. See the discussion of revenues under subheading “Operating Revenues”, below for more information about the increased sales of oil and natural gas, including the wells in Robertson County, Texas.

Income taxes refundable were $52,547 in 2006 versus a $331,412 payable in 2005. This was due to the more timely estimated tax payments as a result of the increased current Federal and State income taxes in 2006 versus 2005.

Accounts payable decreased $217,249 (67%) to $107,426 in 2006 from $324,675 in 2005. This decrease was primarily due to decreased drilling and leasehold acquisition activity at year end 2006 versus 2005. See the discussion of this activity under “Update of Oil and Gas Exploration and Development Activity” from December 31, 2005 in the “Results of Operations” section below.

Deferred income taxes and other increased $116,954 (25%) to $582,062 in 2006 from $465,108 in 2005. Of the increase, deferred income taxes increased $74,732 primarily because of the tax effect of increased sales accruals. The remaining increase was due entirely to an accrual for some delayed ad valorem tax bills on several new Robertson County, Texas gas wells.

The following is a discussion of material changes in cash flow by activity between the years ending December 31, 2006 and 2005. Also see the discussion of changes in operating results under “Results of Operations” below in this Item 6.

Operating Activities

As noted above, net cash flows provided by operating activities in 2006 were $5,218,413, which when compared against the $4,454,893 provided in 2005, represents an increase of $763,520 or a 17% increase in net cash flows provided by operating activities from 2005 to 2006. For the most part, the increase resulted because of an increase in oil and gas sales cash flows of $2,367,547, and an increase in interest income of $158,276. Those increases in cash flows were partially offset by increased production costs of $51,717, an increase in exploration costs expensed of $92,533, an increase in general, administrative, taxes and other expenses of $143,900, a decrease in cash flows from lease bonuses and other revenues of $(29,479), and an increase in income taxes paid of $1,435,623. Additional discussion of the more significant items follows.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows. The $2,367,547 (35%) increase in cash received from oil and gas sales to $9,119,666 in 2006 from $6,752,119 in 2005 was the result of an increase in the average oil price and volume of both oil and gas sales offset somewhat by a lower average gas price. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash received for interest earned on cash equivalents and available for sale securities increased $158,276 (128%) to $281,548 in 2006 from $123,272 in 2005. The increase was the result of an increase in the average rate of return to 3.71% in 2006 from 2.21% in 2005 and an increase in the average balance of cash equivalents and available for sale securities outstanding to $7,590,730 in 2006 from $5,582,429 in 2005.

Discussion of Selected Material Line Items Resulting in a Decrease in Cash Flows. Production costs increased $51,717 (5%) to $1,049,288 in 2006 from $997,571 in 2005. Most of the increase was due to a $94,908 increase in lease operating expenses and handling expenses offset by a net decrease of $43,191 in production taxes in 2006 versus 2005. Most of the lease operating expense increase was attributable to wells which first produced in 2006 and late 2005. The net decrease in production taxes was a result of production tax refunds received in 2006. These refunds and the reason for the refunds are discussed later in the “Results of Operations” section.

Cash paid for exploration costs charged to expense increased $92,533 (19%) to $582,426 in 2006 from $489,893 in 2005. This increase is primarily due to an increase in unsuccessful drilling activity in 2006 over 2005. Exploration costs consist of unsuccessful exploratory drilling expenditures as well as geological and geophysical costs that are directly related to the Company’s oil and gas exploration drilling activity. That drilling activity also includes substantially all of the Company’s property additions discussed below under the subheading “Investing Activities”. In addition to the $582,426 classified as operating activities, $2,663,354 was classified as investing activities for a total of $3,245,780. This compares to 2005 cash applied to property additions which included $489,893 classified as operating activities and $3,554,593 classified as investing activities for a total of $4,044,486. The $891,239 decline in property additions from 2005 to 2006 is discussed below in the “Investing Activities” section.

Cash received for class action lawsuit settlements decreased $9,335 (68%) to $4,440 in 2006 from $13,775 in 2005. The decrease was due entirely fewer and smaller class action lawsuit settlements received in 2006 versus 2005.

Income taxes paid increased $1,435,623 (355%) to $1,840,264 in 2006 from $404,641 in 2005 due to increased income tax expense and estimated tax payments discussed above and below in the “Results of Operations”.

Investing Activities

Net cash applied to investing activities increased $76,593 (2%) to $3,946,744 in 2006 from $3,870,151 in 2005. In 2006, net cash applied to available for sale securities increased $1,147,880 from $803,272 in 2005 to $1,951,152 in 2006. This was a result of investing excess cash from 2006 cash flows provided by operations. Cash flows related to both property acquisitions and dispositions resulted in decreases in cash applications to investing activities in 2006 versus 2005. Cash applied to property acquisitions declined $891,239 (25%) to $2,663,354 in 2006 from $3,554,593 in 2005 due primarily to the Hughes County prospect acreage acquisitions in 2005. This prospect acreage was sold in 2006 and these proceeds along with those from other 2006 property dispositions totaled $643,762 versus $50,705 in 2005 resulting in a $593,057 decrease in cash applied to financing activities. The remaining decline in cash flow from investing activities in 2006 from 2005 is due to a $246,950 decrease in cash distributions from equity investments and a $166,059 decrease in proceeds from the 2005 surrender of a life insurance policy. No similar surrender proceeds occurred in 2006. Cash distributions received from equity investments in 2005 included proceeds from property sales by two of the investments with no similar proceeds or sales in 2006.

Financing Activities

Cash applied to financing activities increased $202,966 (45%) to $654,083 in 2006 from $451,118 in 2005. Cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2006, cash dividends paid on common stock amounted to $608,403 as compared to $315,586 in 2005. The increase was the result of an increase in the 2006 dividends per share to $4.00 from $2.00 in 2005. Cash applied to the purchase of treasury stock was $45,680 in 2006 as compared to $135,532 in 2005. The decline in treasury stock purchases in 2006 from 2005 is due to fewer shares purchased in 2006 (313 shares) versus 2005 (1,875 shares) For additional information about treasury stock purchases, see Note (1) at the end of Part II, Item 5.”Market for Common Equity…” above.

Forward-Looking Summary

The latest estimate of business to be done in 2007 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company’s risk parameters become available, or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

Results of Operations

As disclosed in the Statements of Operations in Item 7, of this Form 10-KSB, in 2006 the Company had net income of $4,274,921 as compared to a net income of $3,812,095 in 2005. Net income per share, basic and diluted was $26.14 in 2006, an increase of $2.97 per share from $23.17 in 2005. Material line item changes in the Statements of Operations will be discussed in the following paragraphs.

Operating Revenues

Operating revenues increased $1,409,603 (17%) to $9,932,949 in 2006 from $8,523,346 in 2005. Oil and gas sales increased $1,651,234 (20%) to $9,719,183 in 2006 from $8,067,949 in 2005. Lease bonuses and other revenues decreased $241,631 (53%) to $213,766 in 2006 from $455,397 in 2005. This decrease was the net result of a decrease in lease bonuses and delay rentals of $307,731 due to decreased bonuses from East Texas leases. This decrease was offset by $66,100 of coal royalties received for the first time in 2006 for coal mined during the last half of 2006 from North Dakota leases granted in 1974. The Company does not anticipate coal royalties will have a significant impact on its future results of operations. The increase in oil and gas sales will be discussed in the following paragraphs.

The $1,651,234 increase in oil and gas sales was the net result of a $1,009,988 increase in gas sales plus a $592,017 increase in oil sales and a $43,229 increase in miscellaneous oil and gas product sales. The following price and volume analysis is presented to help explain the changes in oil and gas sales from 2005 to 2006. Miscellaneous oil and gas product sales of $157,444 in 2006 and $108,215 in 2005 are not included in the analysis.

		Variance
Production	2006	Price	Volume	2005
Gas -
MCF (000 omitted)	1,122		331	791
$(000 omitted)	$6,987	$(1,486)	$2,496	$5,977
Unit Price	$6.23	$(1.32)		$7.55
Oil -
Bbls (000 omitted)	42		6	36
$(000 omitted)	$2,574	$258	$334	$1,982
Unit Price	$60.79	$6.10		$54.69

The $1,009,988 (17%) increase in natural gas sales to $6,987,216 in 2006 from $5,977,228 in 2005 was the net result of a decrease in the average price offset by an increase in the volume of sales. A negative price variance of $1,486,578 resulted because the average price received per thousand cubic feet (MCF) of natural gas sales decreased $1.32 per MCF to $6.23 in 2006 from $7.55 in 2005. A positive volume variance of $2,496,566 resulted from an increase in volume sold of 330,671 MCF to 1,122,045 MCF in 2006 from 791,374 in 2005. The increase in the volume of production was the net result of production of 479,525 MCF from properties which first produced in 2006 or late 2005 as partially offset by a 148,854 MCF normal decline in production from mature producing properties. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 7, below, working interests in natural gas extensions and discoveries were adequate to replace reserves produced in 2006 and 2005.

The gas production for 2005 and 2006 includes production from several royalty interest properties drilled by various operators in Robertson County, Texas. The first of these wells began producing in late March, 2005 and the most recent one began producing in September, 2006. These properties accounted for approximately 225,000 MCF and $1,780,000 of the 2005 gas sales and approximately 590,000 MCF and $3,430,000 of the 2006 gas sales. While the operators are currently drilling and plan more drilling in the future on the acreage in which the Company holds mineral interests, the Company has no control over the timing of such activity.

The $592,017 (30%) increase in crude oil sales to $2,574,523 in 2006 from $1,982,506 in 2005 was the result of an increase in both the average price per barrel and oil sales volumes. The average price received per barrel (Bbl) of oil increased $6.10 (11%) to $60.79 per Bbl in 2006 from $54.69 per Bbl in 2005, resulting in an increase in oil sales of $258,234. An increase in oil sales volumes of 6,104 Bbls to 42,354 Bbls in 2006 from 36,250 Bbls in 2005 resulted in a positive volume variance of $333,783. The positive volume variance was the net result of production of 14,548 Bbls from properties which first produced in 2006 and late 2005 as partially offset by a 8,444 Bbls normal decline in production from mature producing properties. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 7, working interests in oil extensions and discoveries were adequate to replace reserves produced in 2006 and 2005. For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses increased $967,343 (26%) to $4,712,712 in 2006 from $3,745,369 in 2005, primarily due to increases in production costs, exploration costs and depreciation, depletion and amortization. The material components of operating costs and expenses will be discussed below.

Production Costs. Production costs increased $55,584 (6%) to $1,061,304 in 2006 from $1,005,720 in 2005. The increase was the net result of a $74,907 (17%) increase in gross production tax to $522,457 in 2006, from $447,550 in 2005, plus an increase in lease operating and handling expense of $166,933 (30%) to $725,102 in 2006 from $558,169 in 2005, offset by gross production tax refunds $186,254 for 2005 and the first half of 2006. Most of the increase in lease operating expense was due to $143,377 of costs for wells which first produced in late 2005 or in 2006. The remaining $23,357 increase relates to increased operating expenses on wells which first produced prior to December, 2005. Gross production taxes are state taxes which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales. Most of the gross production tax refunds relate to the Robertson County, Texas properties and are due to a Texas program used as an incentive to encourage operators to drill deep or tight sands gas wells. These refunds are not permanent but are for a limited number of months production.

Exploration Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling are capitalized. Total costs of exploration, inclusive of geological and geophysical costs were $3,261,774 in 2006 and $4,147,457 in 2005. Costs charged to operations were $803,860 in 2006 and $495,351 in 2005 inclusive of geological and geophysical costs of $95,614 in 2006 and $96,979 in 2005.

Update of Oil and Gas Exploration and Development Activity from December 31, 2005. For the twelve months ended December 31, 2006, the Company participated in the drilling of 5 gross exploratory and 16 gross development working interest wells with net working interests ranging from a high of 25% to a low of 3.8%. Of the five exploratory wells, three were deemed dry holes and charged to expense and two were completed as producers. Of the sixteen development wells, thirteen were completed as producers, two were deemed dry holes and charged to expense and one well is still drilling. In management’s opinion, the exploratory drilling summarized above has produced some possible development drilling opportunities which could increase the Company’s oil and gas reserves.

The following is a summary as of March 14, 2007, updating both exploration and development activity from December 31, 2005.

The Company participated with its 18% working interest in the drilling of three step-out wells on a Barber County, Kansas prospect. One well was started in January 2006 and completed in February 2006 as a marginal gas producer. It was recompleted in another zone in August 2006 and is now producing oil and gas at a commercial rate. A second well was started in June 2006 and completed in August 2006 as a marginal oil producer. A third well was started in September 2006 and completed in November 2006 as a commercial oil and gas producer with sales commencing in January 2007. Two other prospect wells were recompleted in new zones in April 2006 and are producing at commercial rates; one gas and the other oil and gas. An additional development well is scheduled to start in April 2007. Capitalized costs for the period ended December 31, 2006 were $282,938 for the three new wells including $15,572 in prepaid drilling costs. Recompletion costs capitalized on the other prospect wells totaled $10,577.

The Company has a 0.96% Phase I interest and a 4.32% Phase II interest in a Harding County, South Dakota waterflood unit in which there were six horizontal wells producing oil. Water injection into one of the wells commenced in March 2006 and a significant production response was observed in an offset producer starting in late October 2006. An additional horizontal well was started in August 2006 and completed in October 2006, pumping oil at a commercial rate. It will be converted to water injection in May or June 2007. An additional lateral will be drilled from one of the producing wells in the second quarter of 2007. The start of Phase II occurred on January 1, 2007. Cumulative capitalized costs as of December 31, 2006 were $83,653.

The Company participated with a fee mineral interest in the drilling of a step-out horizontal well in Harding County, South Dakota. The Company has a 25% working interest in the well which was started in July 2006 and completed in September 2006, pumping oil at a commercial rate. A second step-out horizontal well in which the Company has a 14.6% working interest was started in March 2007 and is currently drilling. The Company will participate with its 10.9% working interest in the drilling of an extension of an existing lateral in a previously drilled oil well. This should occur in the second quarter of 2007. Capitalized costs as of December 31, 2006 were $585,334.

The Company participated with a 5.7% working interest in the drilling of an exploratory well on a Dewey County, Oklahoma prospect. The well was started in June 2006 and completed in August 2006 as a commercial gas and gas condensate producer. Capitalized costs as of December 31, 2006 were $149,061.

The Company participated in the drilling of three development wells on a Canadian County, Oklahoma prospect. The first well (Company working interest 10.7%) was started in December 2005 and completed in February 2006. The second well (3.8% interest) was started in March 2006 and completed in April 2006. Both are commercial oil and gas wells. The third well (7.3% interest) was drilled in March 2006 and completed as a dry hole. Drilling costs totaled $246,899 as of December 31, 2006, of which $196,890 has been capitalized and $48,646 has been charged to exploration expense as dry hole costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Creek County, Oklahoma prospect. The well was started in December 2005 and completed in February 2006 as a commercial gas producer. Sales commenced in April 2006. Drilling costs of $86,131 have been capitalized as of December 31, 2006.

The Company participated with a 3% working interest in the drilling of three development wells and with a 4.6% working interest in the drilling of an exploratory well on a Stephens County, Oklahoma prospect. Two development wells were started in November 2005. One was completed in January 2006 as a commercial gas well but has since declined to marginal status. The other was completed in February 2006 as a marginal gas well. The exploratory well was started in December 2005 and completed in February 2006 as a marginal oil and gas producer. The third development well was started in March 2006 and completed in April 2006 as a marginal gas producer. No economic reserves were assigned to three of the four wells at December 31, 2006 and $161,976 has been charged to dry hole costs as of that same date. Capitalized drilling costs on the one well with economic reserves as of December 31, 2006 totaled $32,361.

The Company participated with a 17.3% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. One well was started in April 2006 and the other in May 2006. Both were completed in July 2006, producing oil and gas at commercial rates. A third step-out well (18% interest) was drilled in October 2006 and completed in November 2006 as a commercial oil and gas producer. At least one additional well will be drilled in 2007. Capitalized costs as of December 31,2006 were $339,191, including $10,074 in prepaid drilling costs.

In December 2005 the Company purchased a 14% interest in an Ellis County, Oklahoma prospect for $132,508. An exploratory well was started in January 2006 and completed in February 2006 as a dry hole. No further drilling is planned and the prospect has been fully impaired. Dry hole costs were $225,272 as of December 31, 2006.

In December 2005 the Company purchased a 10% interest in a Grady County, Oklahoma prospect. A 3-D seismic survey was conducted and four prospective structures were identified. Additional acreage has been acquired and an exploratory well is scheduled to start in May or June 2007. Total leasehold and geological costs as of December 31, 2006 were $171,500.

In February 2006 the Company purchased a 15% interest in a Woods County, Oklahoma prospect for $15,600. A step-out well was started in February 2006 and completed in April 2006 as a commercial oil and gas producer. Sales commenced in May 2006. Additional drilling is planned. Capitalized costs as of December 31, 2006 were $112,431.

The Company participated with its 15.7% working interest in the drilling of a horizontal development well on a Seminole County, Oklahoma prospect. The well was started in March 2006 and completed in April 2006. Artificial lift was installed in June 2006 and gas sales commenced at a commercial rate. Capitalized drilling costs were $272,803 as of December 31, 2006.

The Company participated with a 50% interest in the development of a Hughes County, Oklahoma prospect. The prospect was sold in September 2006 with the Company retaining an 8.75% interest in the prospect acreage. An exploratory horizontal well was started in January 2007 and a second in February 2007. Both are currently drilling. The Company has no working interest in these wells until payout when it will back in for its retained interest. Several additional wells are planned for 2007. All of the Company’s leasehold costs were recouped with the sale, and a $41,456 gain was realized and included in the December 31, 2006 operating results.

In September 2006 the Company purchased a 16% interest in a Woods County, Oklahoma prospect for $59,920. An exploratory well was started in October 2006 and completed in November 2006 as a commercial oil and gas producer. Two step-out wells in which the Company has a 10.1% working interest were started in October 2006 and completed in December 2006 as commercial oil and gas producers. Additional development wells are planned. One (13% working interest) was started in March 2007 and is currently drilling and another (same interest) will start immediately after. Total costs to date are $262,319, including $19,820 in prepaid drilling costs.

In October 2006 the Company participated with a 16% working interest in the drilling of an exploratory well on a Cheyenne County, Kansas prospect. It was completed as a dry hole. Drilling costs expensed to dry hole costs were $25,769.

In March 2007 the Company agreed to purchase a 16% interest in a Woods County, Oklahoma prospect for $73,600. An exploratory test well is planned for the second quarter of 2007.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $82,414 in 2006 and $261,124 in 2005. The decrease in the provision for impairment is directly related to the exploration activity discussed under “Exploration Costs”, above. The 2006 provision for impairment was primarily due to the annual amortization of undeveloped leaseholds of approximately $74,000 and only about $8,000 due to specific leasehold impairments.

As discussed in Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Reviews were performed in both 2006 and 2005. The 2006 provision of $597,751 was partly the result of reserve adjustments on wells which first produced in 2004 and 2005 and partly due to wells completed in 2006 for which the estimated fair market value of future production was less than the Company’s carrying amount in the well. The 2005 provision of $367,635 was to a great extent the result of similar declines in 2005.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation totaled $1,068,146 in 2006 and $723,980 in 2005. Most of the increase of $344,166 is due to increased oil and gas property additions in recent years.

General, Administrative and Other Expenses (G&A). G&A increased $202,199 (24%) to $1,056,818 in 2006 from $854,619 in 2005. The increase was partly due to an increase in employee salaries and benefits of approximately $51,000 and an increase in legal and professional fees of approximately $16,000. However, the increase was mostly due to an increase in franchise taxes of almost $33,000 (primarily Texas) and ad valorem taxes of almost $84,000. The ad valorem tax increase relates to the new wells in Robertson County, Texas.

Equity Income (Loss) in Investees. The following is an analysis of equity income (loss) in investees by entity for the years ended December 31, 2006 and 2005. See Note 7 to the accompanying financial statements included below in Item 7, for more information.

			2006 Income (Loss)
	Net Income (Loss)		Over (Under)
	2006	2005	2005
Broadway Sixty-Eight, Ltd.	$10,785	$17,407	$(6,622)
Millennium Golf Properties, LLC	(4,291)	21,677	(25,968)
OKC Industrial Properties, LC	942	66,662	(65,720)
JAR Investment, LLC	6,827	82,952	(76,125)
Total	$14,263	$188,698	$(174,435)

Other Income (Loss), Net. See Note 11 to the accompanying financial statements for an analysis of the components of this line item for the years ended 2006 and 2005. Other income, net increased $349,300 (209%) to $516,556 in 2006 from $167,256 in 2005.

Realized and unrealized gain (loss) on trading securities increased $43,254 (450%) to $33,641 in 2006 from $(9,613) loss in 2005. Realized gains or losses result when a trading security which is owned is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in trading securities owned at the reporting date to estimated fair market value. In 2006, the Company had realized gains of $6,406 and unrealized gains of $27,235. In 2005, the Company had realized gains of $798 and unrealized losses of $10,411.

Accrual basis interest income increased $173,539 (113%) to $326,598 in 2006 from $153,059 in 2005. The increase was the result of an increase in the average rate of return on cash equivalents and available for sale securities from which most of interest income is derived. The average rate of return increased 1.5% to 3.71% in 2006 from 2.21% in 2005, and the average balance outstanding of $7,590,730 increased $2,008,301 (36%) from $5,582,429 in 2005.

Most of the remaining increase in this line item was due to the increase in gains on asset sales of $142,057 to $148,886 in 2006 from $6,829 in 2005. The increase in the gains on asset sales was due primarily to a $95,644 gain on the sale of the Company’s working interest in a fully depreciated producing property in March 2006, and a gain of $41,456 on the sale of the Hughes County leasehold prospect in September 2006. Other miscellaneous property disposals accounted for the remaining net gains of about $5,000. See the “Update of Oil and Gas Exploration and Development Activity” section above for additional information regarding the Hughes County, Oklahoma prospect and sale.

Provision for Income Taxes. See Note 6, to the accompanying financial statements for an analysis of the various components of income taxes in 2006, the Company had an estimated provision for income taxes of $1,476,135 as the result of a current tax provision of $1,456,305 plus a deferred tax provision of $19,830. In 2005, the Company had an estimated provision for income taxes of $1,321,836 as the result of a current tax provision of $731,659 plus a deferred tax provision of $590,177.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Reserve Petroleum Company

     We have audited the accompanying balance sheets of THE RESERVE PETROLEUM COMPANY as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
March 27, 2007

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

ASSETS

	December 31,
	2006	2005
Current Assets:
Cash and Cash Equivalents (Note 2)	$1,321,707	$704,121
Available for Sale Securities (Notes 2 & 5)	7,473,252	5,522,100
Trading Securities (Notes 2 & 5)	289,729	254,434
Refundable Income Taxes	52,547	—
Receivables (Note 2)	2,616,395	2,092,067
	11,753,630	8,572,722
Investments:
Equity Investments (Notes 2 & 7)	440,480	450,217
Other	15,298	15,298
	455,778	465,515
Property, Plant & Equipment (Notes 2, 8 & 10):
Oil & Gas Properties, at Cost Based on the
Successful Efforts Method of Accounting
Unproved Properties	842,872	1,133,077
Proved Properties	10,752,832	9,612,125
Less - Valuation Allowance and Accumulated	11,595,704	10,745,202
Depreciation, Depletion & Amortization	6,630,682	5,773,992
	4,965,022	4,971,210
Other Property & Equipment, at Cost	366,108	404,726
Less - Accumulated Depreciation & Amortization	203,219	203,480
	162,889	201,246
	5,127,911	5,172,456
Other Assets	312,758	304,797
	$17,650,077	$14,515,490

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2006	2005
Current Liabilities:
Accounts Payable (Note 2)	$107,426	$324,675
Income Taxes Payable	—	331,412
Other Current Liabilities -
Deferred Income Taxes and Other Revenues	582,062	465,108
	689,488	1,121,195
Long Term Liabilities:
Dividends Payable (Note 3)	230,879	184,749
Deferred Tax Liability	600,928	655,470
	831,807	840,219

Commitments & Contingencies (Notes 2 & 7)

Stockholders’ Equity: (Notes 3 & 4)
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	16,407,036	12,786,650
	16,564,404	12,944,018
Less - Treasury Stock, at Cost	435,622	389,942
	16,128,782	12,554,076
	$17,650,077	$14,515,490

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

Operating Revenues:
Oil & Gas Sales	$9,719,183	$8,067,949
Lease Bonuses & Other Revenues	213,766	455,397
	9,932,949	8,523,346
Operating Costs and Expenses:
Production	1,061,304	1,005,720
Exploration	803,860	495,351
Depreciation, Depletion, Amortization
& Valuation Provisions	1,790,730	1,389,679
General, Administrative and Other	1,056,818	854,619
	4,712,712	3,745,369
Income from Operations	5,220,237	4,777,977
Equity Income in Investees (Note 7)	14,263	188,698
Other Income, Net (Note 11)	516,556	167,256
Income before Income Taxes	5,751,056	5,133,931
Provision for Income Taxes (Notes 2 & 6)	1,476,135	1,321,836
Net Income	$4,274,921	$3,812,095
Per Share Data (Note 2):
Net Income, Basic and Diluted	$26.14	$23.17
Cash Dividends	$4.00	$2.00
Weighted Average Shares Outstanding, Basic and Diluted	163,544	164,531

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2006

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance at January 1, 2005	$92,368	$65,000	$9,303,963	$(254,410)

Net Income	—	—	3,812,095	—

Cash Dividends on Common Stock	—	—	(329,408)	—

Purchase of Treasury Stock	—	—	—	(135,532)

Balance at December 31, 2005	92,368	65,000	12,786,650	(389,942)

Net Income	—	—	4,274,921	—

Cash Dividends on Common Stock	—	—	(654,535)	—

Purchase of Treasury Stock	—	—	—	(45,680)

Balance at December 31, 2006	$92,368	$65,000	$16,407,036	$(435,622)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Year Ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Cash Received-
Oil and Gas Sales	$9,119,666	$6,752,119
Lease Bonuses and Rentals	301,301	330,780
Agricultural Rentals & Other	5,294	5,303
Cash Paid-
Production Costs	(1,049,288)	(997,571)
Exploration Costs	(582,426)	(489,893)
General Suppliers, Employees and Taxes,
Other than Income	(1,017,900)	(874,000)
Interest Received	281,548	123,272
Interest Paid	(3,968)	(3,778)
Settlement of Class Action Lawsuits	4,440	13,775
Dividends Received on Trading
Securities	1,665	1,681
Purchase of Trading Securities	(341,666)	(609,393)
Sale of Trading Securities	340,011	607,239
Income Taxes Paid, net	(1,840,264)	(404,641)
Net Cash Provided by Operating
Activities	5,218,413	4,454,893

Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	12,141,847	9,686,787
Purchase of Available for Sale Securities	(14,092,999)	(10,490,059)
Property Dispositions	643,762	50,705
Property Additions	(2,663,354)	(3,554,593)
Cash Distributions from Equity Investments	24,000	270,950
Distribution for Surrender of Life Insurance Policy	—	166,059
Net Cash Applied to Investing Activities	$(3,946,744)	$(3,870,151)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Year Ended December 31,
	2006	2005
Cash Flows Applied to Financing Activities:
Dividends Paid to Shareholders	$(608,403)	$(315,586)
Purchase of Treasury Stock	(45,680)	(135,532)
Total Cash Applied to Financing Activities	(654,083)	(451,118)
Net Change in Cash and Cash Equivalents	617,586	133,624
Cash and Cash Equivalents at Beginning of Year	704,121	570,497
Cash and Cash Equivalents at End of Year	$1,321,707	$704,121

Reconciliation of Net Income to Net
Cash Provided by Operating Activities:
Net Income	$4,274,921	$3,812,095
Net Income Increased (Decreased) by -
Net Change in -
Unrealized Holding (Gains) Losses
on Trading Securities	(27,235)	10,411
Accounts Receivable	(479,326)	(1,438,941)
Interest and Dividends Receivable	(45,050)	(29,787)
Income Taxes Refundable/Payable	(383,959)	327,018
Accounts Payable	(21,773)	3,582
Trading Securities	(8,060)	(2,952)
Other Assets	(7,876)	(9,097)
Deferred Taxes	19,830	590,177
Other Liabilities	42,582	(1,765)
Equity Income in Investees	(14,263)	(188,698)
Disposition of Property & Equipment	77,893	(6,828)
Depreciation, Depletion, Amortization
and Valuation Provisions	1,790,729	1,389,678
Net Cash Provided by Operating Activities	$5,218,413	$4,454,893

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - NATURE OF OPERATIONS

The Company is principally engaged in oil and natural gas exploration and development and minerals management with areas of concentration in Texas, Oklahoma, Kansas and South Dakota.

Note 2 - SUMMARY OF ACCOUNTING POLICIES

Cash & Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on such accounts.

Investments

Available for sale securities, which consist entirely of US Government securities, are carried at fair value with unrealized gains and losses reported as a component of other comprehensive income, when material.

Trading securities, which consist primarily of equity securities, are carried at fair value with unrealized gains and losses reported in current earnings.

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

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas and South Dakota. The Company had two purchasers in 2006 and two purchasers in 2005 whose purchases were in excess of 10% of total oil and gas sales. In 2006, XTO Energy purchases were $1,494,274, or 15.4% of total oil and gas sales and Burlington Resources purchases were $1,719,354, or 17.7% of total oil and gas sales. In 2005, XTO Energy purchases were $910,108, or 11.3% of total oil and gas sales and Burlington Resources purchases were $833,363 or 10.3% of total oil and gas sales.

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

Accounting Changes

During 2006 the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends FASB Statements No. 133 and 140; Statement No. 157, “Fair Value Measurements”; Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends FASB Statements No. 87, 88, 106 and 132(R); and Interpretation 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. Additionally, the Securities Exchange Commission in September, issued Staff Accounting Bulletin No. 108 addressing how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. All of these pronouncements have effective implementation date requirements ranging from 2006 to 2008.

Except for FASB Statement No. 157, “Fair Value Measurements”, none of the pronouncements have any current applicability to the Company’s financial statements. The Company has adopted or plans to adopt all of the pronouncements by the required dates using the retroactive application method. The Company’s investments in available for sale securities and trading securities are valued using current fair value accounting pronouncements and the new pronouncement will not change our valuations or current method. Accordingly, adoption of the above listed new accounting pronouncements has had and will have no impact on the Company’s financial statements.

Note 3 - DIVIDENDS PAYABLE

Dividends payable include amounts that are due to stockholders whom the Company has been unable to locate and uncashed dividend checks of other stockholders.

Note 4 - COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:
		Shares of
	Shares	Treasury	Shares
	Issued	Stock	Outstanding

January 1, 2005, $.50
par value stock, 400,000
shares authorized	184,735.28	19,226.64	165,508.64

Purchase of stock	—	1,875.00	(1,875.00)

December 31, 2005, $.50
par value stock, 400,000
shares authorized	184,735.28	21,101.64	163,633.64

Purchase of stock	—	313.00	(313.00)

December 31, 2006, $.50
par value stock, 400,000
shares authorized	184,735.28	21,414.64	163,320.64

Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

At December 31, 2006 and 2005, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not required. The available for sale securities by contractual maturity are as follows at December 31, 2006:

Due within one year or less	$7,473,252

As to the trading securities held at year end, unrealized trading gains (losses) included in earnings were $27,235 for 2006 and $(10,411) for 2005.

Note 6 - INCOME TAXES

Components of deferred taxes follow:

	December 31,
	2006	2005
Assets
Leasehold Costs	$403,749	$230,052
Gas Balancing Receivable	52,379	52,379
Long-Lived Asset Impairment	442,968	301,263
Other	33,906	8,431
Total Assets	933,002	592,125

Liabilities
Marketable Securities	12,447	3,335
Receivables	486,309	421,048
Intangible Development Costs and Depreciation	1,533,930	1,247,595
Total Liabilities	2,032,686	1,671,978

Net Deferred Tax Liability	$(1,099,684)	$(1,079,853)

The following table summarizes the current and deferred portions of income tax expense.

	Year Ended December 31,
	2006	2005
Current Tax Provision:
Federal	$1,442,705	$727,162
State	13,600	4,497
	1,456,305	731,659

Deferred Provision	19,830	590,177
Total Provision	$1,476,135	$1,321,836

The total provision for income tax expressed as a percentage of income before income tax was 25% in 2006 and 26% in 2005. These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 35% for 2006 and 2005 to income before income tax as summarized in the following reconciliation:

	Year Ended December 31,
	2006	2005

Computed Federal Tax
Provision	$2,008,110	$1,795,302
Increase (Decrease) in Tax From:
Corporate Graduated Tax Rate
Structure	(57,511)	(51,339)
Allowable Depletion in Excess of Basis	(501,642)	(439,533)
Dividend Received Deduction	(408)	(412)
State Income Tax Provision	13,600	4,497
Other	13,986	13,321
Provision for Income Tax	$1,476,135	$1,321,836
Effective Tax Rate	25%	26%

Note 7 -	INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consist of the following at December 31:

	Ownership %	2006	2005
Broadway Sixty-Eight, Ltd.	33%	336,476	$325,691
JAR Investment, LLC	25%	(151)	8,022
Millennium Golf Properties, LLC	9%	49,862	63,153
OKC Industrial Properties, L.L.C.	10%	54,293	53,351
		$440,480	$450,217

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

The Company leases its corporate office from the Partnership. The operating lease under which the space was rented expired December 31, 1995, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $27,000 for each of the years ended December 31, 2006 and 2005.

JAR Investment, LLC, (JAR) an Oklahoma limited liability company, previously held Oklahoma City metropolitan area real estate that was sold in June 2005 (see below). JAR also owns a 70% management interest in Main-Eastern, LLC, (M-E) an Oklahoma limited liability company. M-E was formed in 2002 to establish a joint venture to develop a retail/commercial center on a portion of JAR’s real estate.

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $151,467 at December 31, 2006. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at December 31, 2006 (based on the original loan amount) is $169,750 plus costs and expenses related to enforcement and collection.

In late June 2005, JAR sold all real estate except the portion with the retail/commercial center developed by the M-E joint venture discussed above. At closing, the JAR bank loan secured by the property being sold was paid off and the Company’s guarantee agreement relating to this loan was terminated. The Company’s share of the gain on this sale was approximately $80,000 and in early July 2005, the Company received a cash distribution of $165,000 from JAR.

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

All of the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2006	2005
Acquisition of Properties
Unproved	$388,653	$856,712
Proved	$—	$—
Exploration Costs	$2,006,234	$1,649,796
Development Costs	$806,886	$1,640,879

Note 9 - FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information as of December 31, 2006 and 2005, which pertains to the Company's financial instruments and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

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

4.  Dividends Payable

The carrying amount approximates fair value. Fair value is the amount that will be paid on demand at the reporting date.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$1,321,707	$1,321,707	$704,121	$704,121
Available for Sale Securities	7,473,252	7,473,252	5,522,100	5,522,100
Trading Securities	289,729	289,729	254,434	254,434
Financial Liabilities
Dividends Payable	(230,879)	(230,879)	(184,749)	(184,749)

Note 10 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $597,751 for the year ended December 31, 2006 and $367,634 for the year ended December 31, 2005 are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions.

Note 11 - OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the years ended 2006 and 2005:

	2006	2005
Realized and Unrealized Gain (Loss)
On Trading Securities	$33,641	$(9,613)
Gain on Asset Sales	148,886	6,829
Interest Income	326,598	153,059
Settlements of Class Action Lawsuits	2,925	13,775
Agricultural Rental Income	5,600	5,600
Dividend and Other Income	3,193	1,681
Interest and Other Expenses	(4,287)	(4,075)

Other Income, Net	$516,556	$167,256

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

Mesquite, Mid-American and LLTD share facilities and employees, including executive officers, with the Company. The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred during 2006 by payment to the Company in the amount of $196,011 by Mesquite, $138,361 by Mid-American and $92,241 by LLTD. Reimbursements for 2005 were $182,013 by Mesquite, $128,480 by Mid-American and $85,653 by LLTD. Included in the 2006 amounts, Mesquite paid $127,441, Mid-American $89,959 and LLTD $59,972 for their share of salaries. In 2005, the share of salaries paid by Mesquite was $119,594, Mid-American $84,419, and LLTD $56,280.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTERESTS RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2006	2005
Oil & Natural Gas Liquids (Bbls)
Proved Developed and Undeveloped Reserves
Beginning of Year	112,639	90,473
Revisions of Previous Estimates	(4,831)	1,063
Extensions and Discoveries	93,250	44,556
Improved Recovery	58,315	—
Production	(26,935)	(23,453)
End of Year	232,438	112,639

Proved Developed Reserves
Beginning of Year	112,639	90,473
End of Year	232,438	112,639

Gas (MCF)
Proved Developed and Undeveloped Reserves
Beginning of Year	1,637,881	1,329,700
Revisions of Previous Estimates	50,425	39,485
Extensions and Discoveries	349,555	553,830
Production	(327,285)	(285,134)
End of Year	1,710,576	1,637,881

Proved Developed Reserves
Beginning of Year	1,637,881	1,329,700
End of Year	1,710,576	1,637,881

See notes on next page

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTERESTS RESERVE QUANTITY INFORMATION
(Unaudited)

Notes	1.
Estimates of royalty interests’ reserves have not been included because the information required for the estimation of said reserves is not available. The Company’s share of production from its net royalty interests was 15,418 Bbls of oil and 794,760 MCF of gas for the year ended December 31, 2006, and 12,797 Bbls of oil and 506,241 MCF of gas for the year ended December 31, 2005.

2.
The preceding table sets forth estimates of the Company’s proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company’s engineer for the years ended December 31, 2006 and 2005. All reserves are located within the United States.

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

4.	The oil reserves added in 2006 due to “Improved Recovery” represent reserves added as a result of a production response to secondary recovery efforts in a South Dakota waterflood unit.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTERESTS
OIL AND GAS RESERVES
(Unaudited)
	At December 31,
	2006	2005

Future Cash Inflows	$24,863,088	$21,759,009
Future Production and
Development Costs	(7,264,337)	(5,945,084)
Future Income Tax Expense	(4,873,525)	(4,411,695)

Future Net Cash Flows	12,725,226	11,402,230
10% Annual Discount for
Estimated Timing of Cash Flows	(4,624,561)	(3,820,779)

Standardized Measure of Discounted
Future Net Cash Flows	$8,100,665	$7,581,451

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

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2006	2005
Standardized Measure,
Beginning of Year	$7,581,451	$4,528,361

Sales and Transfers, Net of
Production Costs	(2,976,797)	(2,700,022)

Net Change in Sales and Transfer
Prices, Net of Production Costs	(2,151,180)	2,237,750

Extensions, Discoveries and Improved
Recoveries, Net of Future Production
and Development Costs	5,248,422	3,527,634
Revisions of Quantity Estimates	86,611	650,125
Accretion of Discount	1,051,479	628,402
Net Change in Income Taxes	(169,150)	(1,177,682)
Changes in Production Rates
(Timing) and Other	(570,171)	(113,117)

Standardized Measure,
End of Year	$8,100,665	$7,581,451

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

The Company's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information regarding directors and executive officers, compliance with Section 16(a) of the Exchange Act, the Company's Code of Ethics, and Corporate Governance in the Proxy Statement is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION.

Information regarding executive compensation in the Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters in the Proxy Statement is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 6, “Management’s Discussion and Analysis or Plan of Operations” and Item 7, Note 12 to Financial Statements.  Information regarding the independence of our directors in the Proxy Statement is incorporated herein by reference.

ITEM 13.	EXHIBITS.

The following documents are exhibits to this Form 10-KSB. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation dated November 1, 1988 is incorporated by reference to Exhibit 3.1 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 28, 1997.

3.2	Amended By-Laws dated November 16, 2004 are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

14	Code of Ethics incorporated by reference to Exhibit 14 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

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
By: James L. Tyler, 2nd Vice President
(Principal Financial Officer)

Date: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Mason McLain	/s/ Jerry L. Crow
Mason W. McLain (Director)	Jerry L. Crow (Director)
March 28, 2007	March 28, 2007

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 28, 2007	March 28, 2007