Form 10QSB
period 2007-03-31
RESERVE PETROLEUM CO
filed 2007-05-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8157

THE RESERVE PETROLEUM COMPANY
(Name of small business issuer in its charter)

Delaware	73-0237060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 9, 2007, 162,850.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2007	December 31, 2006
Current Assets:
Cash and Cash Equivalents	$2,641,925	$1,321,707
Available for Sale Securities	7,538,568	7,473,252
Trading Securities	297,932	289,729
Refundable Income Taxes	71,752	52,547
Receivables	2,642,688	2,616,395
	13,192,865	11,753,630
Investments:
Equity Investments	443,553	440,480
Other	15,298	15,298
	458,851	455,778
Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the
Successful Efforts Method of Accounting
Unproved Properties	867,949	842,872
Proved Properties	11,485,549	10,752,832
	12,353,498	11,595,704
Less - Valuation Allowance and Accumulated
Depreciation, Depletion & Amortization	6,940,007	6,630,682
	5,413,491	4,965,022
Other Property & Equipment, at Cost	371,589	366,108
Less - Accumulated Depreciation & Amortization	213,551	203,219
	158,038	162,889
	5,571,529	5,127,911
Other Assets	314,097	312,758
	$19,537,342	$17,650,077

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007	December 31, 2006
Current Liabilities:
Accounts Payable	$464,756	$107,426
Other Current Liabilities -
Deferred Income Taxes and Other	629,704	582,062
	1,094,460	689,488
Long Term Liabilities:
Dividends Payable	230,434	230,879
Deferred Income Taxes	743,614	600,928
	974,048	831,807
Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	17,819,408	16,407,036
	17,976,776	16,564,404
Less – Treasury Stock	507,942	435,622
	17,468,834	16,128,782
	$19,537,342	$17,650,077

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Oil and Gas Sales	$2,797,278	$2,385,249
Lease Bonuses and Other	146,750	11,369
	2,944,028	2,396,618
Operating Costs and Expenses:
Production	359,607	269,607
Exploration	2,646	290,451
Depreciation, Depletion, Amortization and Valuation Provisions	320,242	300,954
General, Administrative and Other	291,844	229,866
	974,339	1,090,878
Income from Operations	1,969,689	1,305,740
Other Income, Net	121,169	153,893
Income Before Income Taxes	2,090,858	1,459,633
Provision for Income Taxes:
Current	480,684	245,705
Deferred	197,803	182,167
Total Provision for Income Taxes	678,487	427,872
Net Income	$1,412,371	$1,031,761
Per Share Data
Net Income, Basic and Diluted	$8.66	$6.31
Weighted Average Shares Outstanding, Basic and Diluted	163,109	163,634

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2007	2006
Net Cash Provided by Operating Activities	$1,841,208	$1,308,169
Cash Flows Applied to Investing Activities:
Purchases of Available for Sale Securities	(2,769,815)	(2,351,404)
Maturity of Available for Sale Securities	2,704,499	1,425,677
Property Dispositions	1,170	102,532
Property Additions	(387,829)	(557,445)
Cash Distribution from Equity Investment	3,750	3,750
Net Cash Applied to Investing Activities	(448,225)	(1,376,890)
Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(445)	(712)
Purchase of Treasury Stock	(72,320)	—
Total Cash Applied to Financing Activities	(72,765)	(712)
Net Change in Cash and Cash Equivalents	1,320,218	(69,433)
Cash and Cash Equivalents,
Beginning of Period	1,321,707	704,121
Cash and Cash Equivalents,
End of Period	$2,641,925	$634,688
Supplemental Disclosures of
Cash Flow Information,
Cash Paid During the Periods for:
Interest	$3,750	$3,750
Income Taxes	$500,000	$325,000

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Realized and Unrealized Gain
On Trading Securities	$7,254	$22,347
Gain on Asset Sales	585	102,402
Interest Income	109,828	60,320
Equity Earnings (Loss) in Investees	6,823	(28,820)
Other Income	593	1,570
Interest and Other Expenses	(3,914)	(3,926)
Other Income, Net	$121,169	$153,893

Note 3 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consist of the following:

	Ownership	March 31,	December 31,
	%	2007	2006
Broadway Sixty-Eight, Ltd.	33%	$360,993	$336,476
JAR Investment, LLC	25%	(2,753)	(151)
Millennium Golf Properties, LLC	9%	31,020	49,862
OKC Industrial Properties, LLC	10%	54,293	54,293
		$443,553	$440,480

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $150,755 at March 31, 2007. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at March 31, 2007 was $169,750 plus costs and expenses related to enforcement and collection.

Note 4 – PROVISION FOR INCOME TAXES

In 2007 and 2006, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Unaudited)

This discussion and analysis should be read with reference to a similar discussion in the Company’s December 31, 2006, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-QSB.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the Company’s Form 10-KSB for the year ended December 31, 2006.

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

Financial Conditions and Results of Operations

1. Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first quarter of 2007, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $1,841,208, the Company also had cash provided by the maturities of available for sale securities of $2,704,499, distribution from an equity investment of $3,750 and by property dispositions of $1,170 for total cash provided by internal sources of $4,550,627. The Company utilized cash for the purchase of available for sale securities of $2,769,815, for oil and gas property additions of $387,829 and financing activities of $72,765. Cash and cash equivalents increased $1,320,218 (100%) to $2,641,925.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2006. A discussion of these items follows.

Refundable income taxes increased $19,205 (37%) to $71,752. The increase results from estimated tax payments for the first quarter of 2007 exceeding the estimated provision for current income tax for the same period. See the subheading “Provision for Income Taxes”, below, for more information.

Accounts payable increased $357,330 (333%) to $464,756. Of this increase, $216,273 was due to a billing for a Grady County, Oklahoma prospect well in March 2007. The remainder of the increase is due to increased drilling activity in Harding County, South Dakota and Woods County, Oklahoma. Most of this activity started in March, 2007 with no similar activity in December, 2006. See “Exploration Costs” discussion below for more information.

Deferred income taxes and other liabilities increased $47,642 (8%) to $629,704. The increase is due to an increase of $55,117 in current deferred taxes payable offset by a decrease in ad valorem tax accruals of $7,475. This decrease was due to first quarter 2007 ad valorem tax payments in excess of accruals for the same period.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in the above paragraph, net cash provided by operating activities was $1,841,208 in 2007, an increase of $533,039 (41%) from the comparable period in 2006. The increase was the result of an increase in revenue from oil and gas sales and a decrease in exploration expense. For more information see, “Operating Revenues” and “Exploration Costs” below.

Available for sale securities at March 31, 2007 and December 31, 2006 are comprised entirely of US Treasury Bills with six month maturities. During the quarter ended March 31, 2007, $2,704,499 of these securities matured and the cash was used to purchase new securities.

Cash applied to the purchase of property additions in 2007 was $387,829, a decrease of $169,616 (30%) from cash applied in 2006 of $557,445. In both 2007 and 2006, all cash applied to property additions was related to oil and gas exploration and development activity. See the subheading “Exploration Costs”, below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2006, would not be representative of the Company’s current position.

2.	Material Changes in Results of Operations Three Months Ended March 31, 2007, Compared with Three Months Ended March 31, 2006.

Net Income increased $380,610 (37%) to $1,412,371 in 2007 from $1,031,761 in 2006. Net income per share, basic and diluted, increased $2.35 to $8.66 per share in 2007 from $6.31 per share in 2006.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $412,029 (17%) to $2,797,278 in 2007 from $2,385,249 in 2006. Of the $412,029 increase, crude oil sales contributed $475,084, natural gas sales declined $75,942 and miscellaneous oil and gas product sales increased $12,887.

The $475,084 (105%) increase in oil sales to $926,282 in 2007 from $451,198 in 2006 was the result of an increase in the volume sold offset by a decline in the average price per barrel (Bbl). The volume of production increased 9,757 Bbls to17,476 Bbls in 2007 resulting in a positive volume variance of $570,315. The average price per Bbl decreased $5.45 to $53.00 per Bbl in 2007 resulting in a negative price variance of $(95,231). The increase in oil volumes sold was mostly due to production from the Harding County, South Dakota and Woods County, Oklahoma wells, for new oil production added in the last half of 2006 and early 2007 and the increased working interest discussed in “Exploration Costs” below.

The $75,942 (4%) decline in gas sales to $1,837,648 in 2007, from $1,913,590 in 2006, was the result of an increase in the volume sold offset by a decrease in the average price per thousand cubic feet (MCF). The volume of gas sold increased 69,872 MCF to 315,249 MCF in 2007 from 245,377 MCF in 2006, for a positive volume variance of $544,903. The average price per MCF decreased $1.97 to $5.83 per MCF in 2007, from $7.80 per MCF in 2006, resulting in a negative price variance of $(620,845).

The increase in gas volumes sold in 2007 was due primarily to sales from the Robertson County, Texas royalty interest properties. First quarter 2007 sales include approximately 156,000 MCF and $988,000 of gas sales from these wells versus 87,000 MCF and $610,000 for 2006. See sub-heading “Operating Revenues” on page 15 of the Company’s 2006 Form 10-KSB for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $33,349 in 2007, as compared to $20,462 in 2006.

Lease bonuses of $100,335 for the first quarter of 2007 were for leases and lease extensions for Company owned minerals. Lease bonuses for the first quarter of 2006 were $11,369.

Coal royalties of $46,415 for the first quarter of 2007 were for coal mined during this period on some North Dakota leases. Mining did not begin on the Company leases until the last half of 2006 so there were no comparable revenues during the first quarter of 2006. See sub-heading “Operating Revenues” on page 14 of the Company’s 2006 Form 10-KSB for more information about these properties.

Operating Costs and Expenses. Operating costs and expenses decreased $116,539 (11%) to $974,339 in 2007 from $1,090,878 in 2006. Material line item changes will be discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $90,000 (33%) in 2007 to $359,607. Of this increase, $89,739 was due to lease operating expense and transportation and compression expense increases. The transportation and compression expense increased $59,234 to $82,575 in 2007 from $23,341 in 2006. Most of this increase is associated with Robertson County, Texas production and a new purchaser for these wells in 2007 versus 2006. Lease operating expense increased $30,504 to $144,691 in 2007 from $114,187 in 2006. Most of this increase was due to operating expenses on new wells in Harding County, South Dakota and Woods County, Oklahoma which first produced after March 31, 2006. Production taxes were relatively flat for 2007 versus 2006.

Exploration Costs. Total exploration expense decreased $287,805 (99%) to $2,646 in 2007 from $290,451 in 2006. The decrease was due mostly to decreased dry hole expense in 2007 versus 2006.

The following is a summary as of May 4, 2007, updating both exploration and development activity from December 31, 2006.

The Company will participate with its 18% working interest in the drilling of two step-out wells on a Barber County, Kansas prospect. The first is scheduled to start in May 2007.

The Company has a 4.32% interest in a Harding County, South Dakota waterflood unit. The Company’s interest increased from 0.96% to 4.32% on January 1, 2007 with the start of Phase II. There are currently seven horizontal wells in the unit; six producing oil and one water injector. In April 2007 an additional lateral was drilled from one of the producing wells. Another producer will be converted to a water injector in June 2007. Capitalized costs for the first quarter of 2007 were $223,080. Of these costs, $222,072 was for the investment adjustment associated with the change in interest described above.

The Company is participating with a fee mineral interest in the drilling of a step-out horizontal well in Harding County, South Dakota. The Company has a 14.6% working interest in the well which was started in March 2007 and is currently drilling. In April 2007 the Company participated with its 10.9% working interest in the drilling of an extension of a lateral in a previously drilled horizontal oil well. The Company will participate with an 18.8% working interest in the drilling of another step-out horizontal well in the second or third quarter of 2007. Capitalized costs for the first quarter of 2007 were $130,390.

The Company will participate with its 18% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well is scheduled to start in June 2007. Two additional step-out wells will be drilled in the third quarter of 2007.

In December 2005 the Company purchased a 10% interest in a Grady County, Oklahoma prospect. A 3-D seismic survey was conducted and four prospective structures were identified. Additional acreage has been acquired and an exploratory well is scheduled to start in May or June 2007. A second exploratory well will be drilled in the third quarter of 2007. Total prepaid drilling costs as of March 31, 2007 were $216,273.

The Company participated in the development of a Hughes County, Oklahoma prospect which was sold in September 2006 with the Company retaining an 8.75% interest in the prospect acreage. An exploratory horizontal well was started in January 2007 and a second in February 2007. Both wells have been drilled and completion attempts are currently in progress. The Company has no working interest in these wells until payout when it will back in for its retained interest. Several additional wells are planned for 2007.

The Company participated in the drilling of two development wells on a Woods County, Oklahoma prospect in which it has a 16% interest. The first (Company working interest 13%) was started in March 2007 and completed in April 2007, testing oil at a commercial rate. The second (same interest) was drilled in April 2007 and a completion attempt is currently in progress. Additional development wells are planned with one (12% interest) scheduled to start in May 2007 and another (16% interest) immediately after. Total costs to date are $128,700, including $89,685 in prepaid drilling costs.

In May 2007 the Company purchased a 16% interest in a Woods County, Oklahoma prospect for $80,800. The Company will participate with a 10.3% working interest in the drilling of an exploratory test well which is scheduled to start in May 2007.

In April 2007 the Company agreed to participate with an 18% interest in the development of nine prospects along a trend in Comanche and Kiowa Counties, Kansas. Acquisition of acreage is currently in progress.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $19,288 (6%) to $320,242 in 2007 from $300,954 in 2006. The change was mostly the result of a decrease of $61,587 in leasehold impairment offset by an increase of $81,256 in the depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells. Most of the leasehold impairment decline was due to the condemnation of the prospect associated with a 2006 dry hole with no similar activity in 2007. The increase in depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells is due to costs related to wells which first produced after March 31, 2006 as the Company uses the units of production method for calculating these expenses.

General, Administrative and Other (G&A). G&A increased $61,978 (27%) to $291,844 in 2007 from $229,866 in 2006. Ad valorem and other tax increases in 2007 accounted for about $16,000 of the increase. Salaries and benefits increases in 2007 accounted for about $39,000 of the increase, and accounting fees increased approximately $5,000, which represents most of the remaining increase.

Other Income, Net. This line item decreased $32,724 to $121,169 in 2007 from $153,893 in 2006. See Note 2, to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities gains in 2007 were $7,254, as compared to gains of $22,347 in 2006, a decrease of $15,093. In 2007, the Company had realized gains of $8,225 and unrealized losses of $971 from adjusting the securities to estimated fair market value. In 2006, the Company had realized losses of $4,074 and unrealized gains of $26,421.

Gain on asset sales decreased $101,817 to $585 in 2007 from $102,402 in 2006. Most of this decrease was due to the sale of the Company’s working interest in a fully depreciated producing property for $95,000 in March, 2006 with no similar sales in 2007.

Interest income increased $49,508 to $109,828 in 2007 from $60,320 in 2006. The increase was mostly the result of an increase in the effective yield of US Treasury Bills which comprise the Company’s available for sale securities investments and an increase in the balance of these investments in 2007 versus 2006.

Equity earnings (losses) in investees increased $35,643 to earnings of $6,823 in 2007 from losses of $28,820 in 2006. The following is the Company’s share of earnings (losses) for 2007 and 2006 per review of the entities’ unaudited financial statements for the three months ended March 31, 2007 and 2006:

	Earnings/(Losses)
	2007	2006
Broadway Sixty-Eight, Ltd.	$24,517	$2,209
JAR Investments, LLC	1,148	894
Millennium Golf Properties, LLC	(18,842)	(31,923)
	$6,823	$(28,820)

See Note 3, to the condensed statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and to JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $250,615 (59%) to $678,487 in 2007 from $427,872 in 2006. The increase was due to the increase in income before income taxes of $631,225 to $2,090,858 in 2007 from $1,459,633 in 2006. Of the 2007 income tax provision, the estimated current tax expense was $480,684 and the estimated deferred tax expense was $197,803. Of the 2006 income tax provision, the current and deferred expenses were $245,705 and $182,167 respectively. See Note 4, to the condensed statements for additional information on income taxes.

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

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first quarter of 2007, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan 1 to Jan 31, 2007	41	$160	-	-
Feb 1 to Feb 28, 2007	228	$160	-	-
Mar 1 to Mar 31, 2007	183	$160	-	-
Total	452	$160	-	-

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 10, 2007	/s/ Mason McLain
Mason McLain
Principal Executive Officer

Date: May 10, 2007	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer