Form 10QSB
period 2007-06-30
RESERVE PETROLEUM CO
filed 2007-08-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, 162,583.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes☐ No ☒

PART 1
FINANCIAL INFORMATION

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2007	2006
Current Assets:
Cash and Cash Equivalents	$427,965	$1,321,707
Available for Sale Securities	10,197,063	7,473,252
Trading Securities	309,289	289,729
Refundable Income Taxes	—	52,547
Receivables	1,850,832	2,616,395
	12,785,149	11,753,630
Investments:
Equity Investments	466,802	440,480
Other	15,298	15,298
	482,100	455,778
Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the
Successful Efforts Method of Accounting
Unproved Properties	955,697	842,872
Proved Properties	12,701,705	10,752,832
	13,657,402	11,595,704
Less - Valuation Allowance and Accumulated
Depreciation, Depletion & Amortization	7,209,438	6,630,682
	6,447,964	4,965,022
Other Property & Equipment, at Cost	373,068	366,108
Less - Accumulated Depreciation & Amortization	223,981	203,219
	149,087	162,889
	6,597,051	5,127,911
Other Assets	318,604	312,758
	$20,182,904	$17,650,077

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2007	2006
Current Liabilities:
Accounts Payable	$344,513	$107,426
Income Taxes Payable	42,153	—
Other Current Liabilities -
Deferred Income Taxes and Other	395,379	582,062
	782,045	689,488
Long-Term Liabilities:
Dividends Payable	319,278	230,879
Deferred Tax Liability	928,605	600,928
	1,247,883	831,807
Stockholders’ Equity
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	18,548,510	16,407,036
	18,705,878	16,564,404
Less - Treasury Stock, at Cost	552,902	435,622
	18,152,976	16,128,782
	$20,182,904	$17,650,077

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Revenues:
Oil & Gas Sales	$2,988,841	$2,452,234	$5,786,119	$4,837,483
Other	89,972	36,417	236,722	47,786
	3,078,813	2,488,651	6,022,841	4,885,269
Operating Costs & Expenses:
Production	398,018	259,989	757,625	529,596
Exploration	207	88,829	2,853	379,280
Depreciation, Depletion, Amortizationand Valuation Provisions	285,969	174,508	606,211	475,462
General, Administrative and Other	332,340	237,870	624,184	467,736
	1,016,534	761,196	1,990,873	1,852,074
Income From Operations	2,062,279	1,727,455	4,031,968	3,033,195
Other Income, Net	171,298	98,401	292,467	252,294

Income Before Income Taxes	2,233,577	1,825,856	4,324,435	3,285,489

Provision for Income Taxes:
Current	614,705	398,026	1,095,389	643,731
Deferred	(87,334)	115,438	110,469	297,605

Total Provision for Income Taxes	527,371	513,464	1,205,858	941,336

Net Income	$1,706,206	$1,312,392	$3,118,577	$2,344,153

Per Share Data:
Net Income, Basic and Diluted	$10.48	$8.02	$19.14	$14.33

Cash Dividends	$6.00	$4.00	$6.00	$4.00

Weighted Average Shares Outstanding,
Basic and Diluted	162,819	163,633	162,964	163,633

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended
	June 30,
	2007	2006

Net Cash Provided by Operating Activities	$4,648,902	$2,925,652

Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	10,276,561	5,522,100
Purchase of Available for Sale Securities	(13,000,372)	(6,619,747)
Property Dispositions	1,425	105,954
Property Additions	(1,823,074)	(1,372,213)
Cash Distributions from Equity Investments	6,375	7,500

Net Cash Applied to Investing Activities	(4,539,085)	(2,356,406)

Cash Flows from Financing Activities:
Payments of Dividends	(886,279)	(606,965)
Purchase of Treasury Stock	(117,280)	(8,400)

Cash Applied to Financing Activities	(1,003,559)	(615,365)

Net Change in Cash and Cash Equivalents	(893,742)	(46,119)
Cash and Cash Equivalents, Beginning of Period	1,321,707	704,121

Cash and Cash Equivalents, End of Period	$427,965	$658,002

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Periods For:
Interest	$3,850	$3,750

Income Taxes	$1,000,000	$828,300

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

Note  2 - OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Realized and Unrealized Gain (Loss)
On Trading Securities	$10,596	$(15,344)	$17,850	$7,003
Gain on Asset Sales	—	1,783	585	104,185
Interest Income	128,783	81,211	238,611	141,531
Equity Earnings (Loss) in Investees	25,874	27,445	32,697	(1,375)
Other Income	6,115	3,382	6,708	4,952
Interest and Other Expenses	(70)	(76)	(3,984)	(4,002)
Other Income, Net	$171,298	$98,401	$292,467	$252,294

Note 3 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consist of the following:

		June 30,	December 31,
	Ownership %	2007	2006

Broadway Sixty-Eight, Ltd.	33%	$372,305	$336,476
JAR Investment, LLC	25%	(3,607)	(151)
Millennium Golf Properties, LLC	9%	43,811	49,862
OKC Industrial Properties, LLC	10%	54,293	54,293
		$466,802	$440,480

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $150,097 at June 30, 2007. This loan matures November 27, 2008. Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company. The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at June 30, 2007 was $169,750 plus costs and expenses related to enforcement and collection.

Note 4 - PROVISION FOR INCOME TAXES

In 2007 and 2006, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on January 1, 2007. Our calculation of the current income tax provision for the six months ended June 30, 2007 includes two tax positions that should be disclosed as a result of the implementation of FIN 48. One position concerns the recognition of income relating to estimated revenue accruals. The other position concerns the deductibility of expense relating to leasehold cost depletion. The ultimate recognition or deductibility is highly certain but there is uncertainty about the timing of the revenue recognition or the expense deduction. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the later revenue recognition or the shorter deductibility period would not affect the annual effective tax rate. It would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2006 and June 30, 2007, the Company had an approximate $50,000 tax liability accrued for this contingency.

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

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion. In the first half of 2007, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $4,648,902, the Company also had cash provided by maturity of available for sale securities of $10,276,561, by property dispositions of $1,425, and by distributions from equity investments of $6,375, for total cash provided of $14,933,263. The Company utilized cash for the purchase of available for sale securities of $13,000,372, for oil and gas property additions of $1,823,074, and for financing activities of $1,003,559 for total cash applied of $15,827,005. The excess cash applied over cash provided decreased cash and cash equivalents by $893,742.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2006. A discussion of these items follows.

Available for Sale Securities increased $2,723,811 (36%) to $10,197,063 as part of the excess cash from operations was used to purchase additional securities.

Trading Securities increased $19,560 (7%) in 2007 to $309,289 from $289,729. Most of the increase was due to an increase in the unrealized gains associated with the carrying value of these investments.

Receivables decreased $765,563 (29%) in 2007 to $1,850,832 from $2,616,395. This decrease was primarily due to the receipt in April, 2007 of approximately $1,000,000 of gas revenues from two Robertson County wells. These revenues had been estimated and accrued from date of first sales or 17 months for one of the wells and 10 months for the other. This decrease was offset by an increase of about $235,000 in the regular revenue accruals due to increased average monthly oil and gas production volumes and prices for June 30, 2007 versus December 31, 2006. For more information, see “Item 2, Operating Revenues” below.

Accounts payable increased $237,087 (221%) to $344,513 in 2007 from $107,426. For the most part at the end of both periods, the accounts payable balance was for oil and gas drilling costs. The increase in payables at June 30, 2007 was due primarily to increased drilling activity in South Dakota. The operator does not require the Company to make prepayments on wells in progress. At December 31, 2006 the company was participating in only a limited amount of drilling and leasehold acquisition activity.

Income taxes payable increased $94,700 to $42,153 in 2007 from a receivable of $52,547. The ----increase is due to increased estimated tax payments and the timing of the payments. See additional comments below in Item 2. under “Provision for Income Taxes”.

Deferred income taxes and other current liabilities decreased $186,683 (32%) to $395,379 in 2007 from $582,062. The decrease was the net result of a $217,208 decrease in the current deferred tax liability, offset by a $30,525 increase in the estimated ad valorem tax accruals at June 30, 2007. The deferred tax liability decrease was due to the lower revenue accruals discussed in the “Receivables” change above.

Discussion of Significant Changes in the Condensed Statements of Cash Flow. As noted in the above paragraph, net cash provided by operating activities was $4,648,902 in 2007, an increase of $1,723,250 (59%) from the comparable period in 2006. To a great extent, the increase was the result of an increase in revenue from oil and gas sales and the receipt in April, 2007 of the Robertson County, Texas royalty gas revenues discussed in the “Receivables” change above. For more information, see “Operating Revenues” below.

Available for sale securities at June 30, 2007 and December 31, 2006 are comprised entirely of US treasury bills with six month maturities. During the six months ended June 30, 2007, $10,276,561 of these securities matured and the cash was used to purchase new securities. As discussed above in the working capital changes, $2,723,811 of excess cash provided by operating activities was used to purchase additional securities.

Cash applied to the purchase of property additions in 2007 was $1,823,074, an increase of $450,861 from cash applied in 2006 of $1,372,213. In both 2006 and 2007, all of the cash applied to property additions was related to oil and gas exploration activity. See the subheading “Exploration Costs”, below for additional information regarding this activity and the related capital expenditures.

The cash provided by property dispositions in 2007 was $1,425, a decrease of $104,529 from cash provided in 2006 of $105,954. The decrease was due primarily to a $95,000 gain from the sale of the Company’s working interest in a fully depreciated producing property in March, 2006. No similar sales occurred in 2007.

Cash applied for dividend payments in 2007 was $886,279, an increase of $279,314 from $606,965 in 2006. This was due to an increase in the dividend per share to $6.00 in 2007 from $4.00 in 2006.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2006, would not be representative of the Company’s current position.

Item 2.  Material Changes in Results of Operations Six Months Ended June 30, 2007, Compared with Six Months Ended June 30, 2006.

The Company had net income of $3,118,577 in 2007, as compared to net income of $2,344,153 in 2006, an increase of $774,424. The increase in net income was the combined result of a $1,137,572 (23%) increase in operating revenues and a $40,173 (16%) increase in other income, net. These were partially offset by a $138,799 (7%) increase in operating costs and expenses. The net effect of these changes was an increase in income before income taxes of $1,038,946 (32%). This increase was partially offset by a $264,522 (28%) increase in the provision for income taxes.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from oil, gas and plant product sales were $5,786,119 in 2007, an increase of $948,636 (20%) from $4,837,483 in 2006. Revenues from crude oil and natural gas sales were $5,719,088 in 2007, an increase of $928,941 (19%) from $4,790,147 in 2006. Sales of miscellaneous plant products were $67,031 in 2007 and $47,336 in 2006.

The $836,997 (81%) increase in oil sales to $1,873,856 in 2007 from $1,036,859 in 2006 was the net result of an increase in volume of oil sold offset by a decline in the average price per barrel (Bbl). The volume sold increased 16,577 Bbls to 33,745 Bbls in 2007 resulting in a positive volume variance of $1,001,130. The average price per Bbl decreased $4.86 to $55.53 per Bbl resulting in a negative price variance of $(164,133). The increase in oil volumes sold was mostly due to production from the Harding County, South Dakota and Woods County, Oklahoma wells, for new oil production added in the last half of 2006 and early 2007 and the increased working interest discussed in “Exploration Costs” below.

The $91,944 (2%) increase in gas sales to $3,845,232 in 2007 from $3,753,288 in 2006 was the net result of an increase in the volume of gas sold offset by a decline in the average price per thousand cubic feet (MCF). The volume sold increased 64,833 MCF to 604,443 MCF resulting in a positive volume variance of $450,949. The average price per MCF declined $0.59 to $6.36 per MCF resulting in a negative price variance of $(359,005). The increase in gas volumes sold was due primarily to sales from the Robertson County, Texas royalty interest properties. The first six months of 2007 sales include approximately 242,000 MCF and $1,586,000 of gas sales from these wells versus 169,000 MCF and $1,084,000 for the same period in 2006. See sub-heading “Operating Revenues” on page 15 of the Company’s 2006 Form 10-KSB for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Other operating revenues include lease bonuses and rentals of $132,434 in 2007 and $47,786 in 2006. Of the increase, about $70,000 is due to increased 2007 lease bonuses for leases in the Tyler and Robertson Counties of East Texas versus the first half of 2006. The remaining increase in lease bonuses of approximately $15,800 was due to lease bonuses in South Dakota, with no similar amounts in 2006.

Other operating revenues also include $104,289 of coal royalties for the first half of 2007, with no similar amounts in 2006.

Operating Costs and Expenses. Operating costs and expenses increased $138,799 (7%) to $1,990,873 in 2007 from $1,852,074 in 2006. The increase was the net result of a decrease in exploration costs charged to expense of $376,427, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $130,749, an increase in production costs of $228,029 and an increase in general administrative and other expense (G&A) of $156,448. The significant changes in these line items will be discussed below.

Production Costs. Production costs increased $228,029 (43%) in 2007 to $757,625 from $529,596 in 2006. Part of this increase was due to a gross production tax increase of $71,750 (32%) to $293,389 in 2007 as a result of a combination of increased oil and gas sales plus a $55,000 production tax refund received in June, 2006 with no similar refund in 2007. The remaining lease operating expense and transportation and compression expense increased by $156,279 (51%) to $464,236. Of this increase, transportation and compression expense increased $111,809 (193%) to $169,351 in 2007 from $57,542 in 2006. Most of this increase is associated with Robertson County, Texas production and a new purchaser for these wells in 2007 versus 2006. Lease operating expense increased $44,470 (18%) to $294,885 in 2007 from $250,415 in 2006. Most of this increase was due to operating expense on new wells in Harding County, South Dakota and Woods County, Oklahoma which first produced after June 30, 2006.

Exploration Costs. Total exploration expense decreased $376,427 (99%) to $2,853 in 2007. The decrease was due to decreases in geology expenses of $82,233 (98%) to $1,530 and dry hole expenses of $294,195 (99%) to $1,323 in 2007 versus 2006.

The following is a summary as of July 31, 2007, updating both exploration and development activity from December 31, 2006.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Barber County, Kansas prospect. The first was started in May 2007 and completed in June 2007 as a commercial gas well. The second was started in May 2007 and completed in July 2007. Testing indicates that commercial oil and gas production is likely. The well is currently shut in awaiting the completion of pipeline and surface facilities. Two additional wells are planned for 2007. Capitalized costs were $201,401 as of June 30, 2007.

In July 2007 the Company purchased an 18% interest in 5,020 net acres of leasehold in Barber County, Kansas for $54,217. This acreage adjoins the previous prospect to the east.

The Company has a 4.32% interest in a Harding County, South Dakota waterflood unit. The Company’s interest increased from 0.96% on January 1, 2007 with the start of Phase II. At the beginning of the year there were six horizontal wells in the unit producing oil and one horizontal water injector. In April 2007 an additional lateral was drilled from one of the producing wells. Another producer was converted to a water injector in July 2007. Capitalized costs as of June 30, 2007 were $249,101. Of these costs, $222,072 was for the investment adjustment associated with the change in interest described above.

The Company participated with a fee mineral interest in the drilling of a step-out horizontal well in Harding County, South Dakota. The Company has a 14.6% working interest in the well which was started in March 2007 and completed in June 2007 as a commercial oil producer. In April 2007 the Company participated with its 10.9% working interest in the drilling of an extension of a lateral in a previously drilled horizontal oil well. The Company is participating with an 18.8% working interest in the drilling of another step-out horizontal well which was started in June 2007 and is currently drilling. Capitalized costs as of June 30, 2007 were $561,284.

The Company participated with its 18% working interest in the drilling of three step-out wells on a Woods County, Oklahoma prospect. The first and second were started in June 2007 and the third in July 2007. Casing was set on all three wells and completion attempts are pending. Prepaid drilling costs totaled $225,000 as of June 30, 2007

In December 2005 the Company purchased a 10% interest in a Grady County, Oklahoma prospect. A 3-D seismic survey was conducted and four prospective structures were identified. Additional acreage has been acquired. An exploratory well was started in May 2007, casing was set and a completion attempt is pending. A second exploratory well is scheduled to start in August 2007. Total drilling costs as of June 30, 2007 were $216,273, including $87,762 in prepaid drilling costs.

The Company participated in the development of a Hughes County, Oklahoma prospect which was sold in September 2006 with the Company retaining an 8.75% interest in the prospect acreage. An exploratory horizontal well was started in January 2007 and a second in February 2007. Both wells have been drilled; however, completion attempts of both have failed to establish commercial production. The Company has only a reversionary working interest in these wells and therefore has no cost exposure. The operator plans to sell the prospect and has requested that the Company renegotiate the original deal to make it more marketable.

The Company participated in the drilling of four development wells on a Woods County, Oklahoma prospect in which it has a 16% interest. The first (Company working interest 13%) was started in March 2007 and completed in April 2007. The second (same interest) was started in April 2007 and completed in May 2007. The third (16% interest) was started in May 2007 and the fourth (12% interest) in June 2007. Both were completed in July 2007. The first, second and fourth wells are commercial oil and gas producers. The third appears to be marginal. An additional well is planned for 2007. Total costs to date are $365,830, including $116,477 in prepaid drilling costs.

In May 2007 the Company purchased a 16% interest in a Woods County, Oklahoma prospect for $80,800. The Company participated with a 10.3% working interest in the drilling of an exploratory well which was started in June 2007 and completed in July 2007, testing gas at a commercial rate. The well is currently shut in awaiting the completion of pipeline and surface facilities. An additional well is planned for 2007. Total drilling costs as of June 30, 2007 were $76,321.

In April 2007 the Company agreed to participate with an 18% interest in the development of nine prospects along a trend in Comanche and Kiowa Counties, Kansas. Acquisition of acreage is currently in progress. It is likely that two exploratory wells will be drilled in the fourth quarter of 2007.

DD&A. DD&A increased $130,749 (27%) to $606,211 in 2007 from $475,462 in 2006. The change was mostly the result of an increase of $163,345 in the depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells, offset by a decrease of $32,596 in leasehold impairment. The increase in depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells is due to costs related to wells which first produced after June 30, 2006, as the Company uses the units of production method for calculating these expenses. Most of the leasehold impairment was due to the condemnation of the prospect associated with a 2006 dry hole, with no similar activity in 2007.

General, Administrative and Other Expenses (G&A). G&A increased $156,448 (33%) to $624,184 in 2007 from $467,736 in 2006. Advalorem and franchise taxes increased $69,842 (103%) to $137,355 in 2007. The remainder of the increase was due primarily to increased salaries and benefits of about $62,000 and increased dues and subscriptions (energy and engineering information services) of about $19,000.

Other Income, Net. This line item increased $40,173 (16%) to income of $292,467 in 2007 from $252,294 in 2006. See Note 2 to the accompanying condensed financial statements for an analysis of the components of this item.

Trading securities gains in 2007 were $17,850 as compared to gains of $7,003 in 2006, an increase of $10,847. In 2007 the Company had unrealized gains from adjusting securities held at June 30, 2007 to fair market value of $10,879 and net realized gains of $6,971. In 2006 the Company had unrealized gains of $3,585 and net realized gains of $3,418.

Interest income increased $97,080 to $238,611 in 2007 from $141,531 in 2006. The increase was mostly the result of an increase in the effective yield of US treasury bills which comprise the Company’s available for sale securities investments. In addition, the balance of these investments increased in 2007 versus 2006.

Equity earnings in investees increased $34,072 to earnings of $32,697 in 2007 from a loss of ($1,375) in 2006. The following is the Company’s share of earnings (losses) for 2007 and 2006 per review of the entities unaudited financial statements for the six months ended June 30, 2007 and 2006:

	Earnings (Losses)
	2007	2006
Broadway Sixty-Eight, Ltd.	$35,829	$20,417
JAR Investments, LLC	2,919	4,428
Millennium Golf Properties, LLC	(6,051)	(26,220)
OKC Industrial Properties, LLC	—	—
	$32,697	$(1,375)

See Note 3, to the accompanying condensed financial statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $264,522 to $1,205,858 in 2007 from $941,336 in 2006. The increase was due primarily to the increased pretax income in 2007 from 2006. Of the 2007 income tax provision, the estimated current tax expense was $1,095,389 and the estimated deferred tax expense was $110,469. Of the 2006 income tax provision, the current and deferred expenses were $643,731 and $297,605 respectively. See Note 4, to the condensed statements for additional information on income taxes.

Item 3.  Material Changes in Results of Operations Three Months Ended June 30, 2007, Compared with Three Months Ended June 30, 2006.

Net income increased $393,814 to $1,706,206 in 2007 from $1,312,392 in 2006. The material changes in the results of operations which caused the increase in net income will be discussed below.

Operating Revenues. Revenues from oil and gas sales increased $536,607 (22%) to $2,988,841 in 2007 from $2,452,234 in 2006. The increase was the result of an increase in gas sales of $167,887 (9%) to $2,007,584, an increase in oil sales of $361,913 (62%) to $947,574 and an increase in sales of miscellaneous products of $6,810 to $33,683.

The increase in gas sales was the net result of an increase in the average price of $.69 per MCF to $6.94 for a positive price variance of $199,393, and a slight decrease in the volume of gas sold of 5,039 MCF for a negative volume variance of ($31,506).

The increase in oil sales was the net result of an increase in the volume of oil produced by 6,819 Bbls to 16,269 Bbls, for a positive volume variance of $422,623 and a decrease in the average price received of $3.73 per Bbl to $58.24, for a negative price variance of ($60,710).

Other operating revenues increased $53,555 to $89,972 in 2007 from $36,417 in 2006 due to $57,874 of coal royalties in 2007 versus none in 2006. Coal mining and revenues for North Dakota coal mineral leases did not commence until the third quarter of 2006.

Production Costs. Production costs increased $138,029 to $398,018 in 2007 from $259,989 in 2006. Of this increase, lease operating expense accounted for $12,513, gross production tax accounted for $71,489 and transportation and compression expense accounted for the remaining $54,027 increase. The gross production tax increase for 2007 is distorted by a $55,000 tax refund received in June, 2006. This refund and the reason for the increased transportation and compression expense are both discussed above in “Item 2.” under “Production Costs”.

Exploration Expense. Exploration expense decreased $88,622 to $207 in 2007 from $88,829 in 2006. This decrease is due to almost no geological expense or dry hole expense in 2007 versus 2006. See the 2007 exploration and development activity discussion above in “Item 2.” under “Exploration Costs” for more information.

DD&A increased $111,461 to $285,969 in 2007 from $174,508 in 2006. This was mostly due to increased depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells that first produced after June 30, 2006. See also the discussion above in “Item 2.” under “DD&A”.

G&A Expense. G&A expense increased $94,470 to $332,340 in 2007 from $237,870 in 2006. The reasons for this increase were covered in the discussion above in “Item 2.”

Other Income, Net. See Note 3 to the accompanying condensed financial statements for an analysis of the components of other income, net. In 2007 this line item increased $72,897 to an income of $171,298 from $98,401 in 2006. Part of the increase was due to trading securities gains of $25,940 to $10,596 in 2007 from losses of $15,344 for the second quarter of 2006. Most of remaining increase was due to an increase of $47,572 in interest income to $128,793. The reasons for these increases were covered in the discussion above in “Item 2.”

Provision for Income Taxes. Provision for income taxes increased $13,907 (3%) to $527,371 in 2007 from $513,464 in 2006. See discussion above in “Item 2.” and Note 4 to the accompanying condensed financials for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2007.

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

For more information about these entities, see Note 3, to the accompanying financial statements and this management’s discussion and analysis above in “Item 2.” under “Other Income, Net”, for the six months ended June 30, 2007.

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

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first six months of 2007, including any corrective actions with regard to significant deficiencies and material weakness. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 2.

c) SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2007	183	$160	-	-
May 1 to May 31, 2007	38	$160	-	-
June 1 to June 30, 2007	168	$160	-	-
Total	389	$160	-	-

(1)
The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

Item 4. Submission of Matters to a Vote of Security Holders.

a)	The annual meeting of stockholders’ was held on Tuesday, May 22, 2007. A brief description of each matter voted on at the meeting is given in the paragraphs below.

b)	The registrant’s board of directors was re-elected in its entirety. A summary of voting results follows:

	RESULTS OF VOTE
	BY PROXY		IN PERSON
	FOR	WITHHOLD AUTHORITY	FOR	WITHHOLD AUTHORITY

MASON McLAIN	60,859	472	46,734
R.T. McLAIN	60.891	440	46,734
ROBERT SAVAGE	60,771	560	46,734
MARVIN E. HARRIS	60,861	470	46,734
JERRY L. CROW	60,861	470	46,734
WILLIAM (BILL) SMITH	60,891	440	46,734
DOUG FULLER	60,861	470	46,734
CAMERON R. McLAIN	60,891	440	46,734
KYLE McLAIN	60,861	470	46,734

c)
The stockholders approved all actions of the directors since the stockholders’ annual meeting on Tuesday, May 23, 2006. The stockholders cast 108,065 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

Item 6. Exhibits.

The following documents are exhibits to this Form 10-QSB. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

31.1*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Chief Executive Officer’s and Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY (Registrant)

Date: August 10, 2007	/s/ Mason McLain
Mason McLain, Principal Executive Officer

Date: August 10, 2007	/s/ James L. Tyler
James L. Tyler Principal Financial and Accounting Officer