Form 10QSB
period 2007-09-30
RESERVE PETROLEUM CO
filed 2007-11-13
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

As of November 9, 2007, 162,525.64 shares of the Registrant’s $.50 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes☐  No☒

PART 1
FINANCIAL INFORMATION

 THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

ASSETS
	(Unaudited)
	September 30,	December 31,
	2007	2006
Current Assets:
Cash and Cash Equivalents	$1,882,919	$1,321,707
Available for Sale Securities	10,249,792	7,473,252
Trading Securities	320,366	289,729
Refundable Income Taxes	----	52,547
Receivables	2,190,139	2,616,395
	14,643,216	11,753,630
Investments:
Equity Investments	451,741	440,480
Other	15,298	15,298
	467,039	455,778

Property, Plant and Equipment:
Oil and Gas Properties, at Cost Based on the Successful Efforts Method of Accounting Unproved Properties	1,044,082	842,872
Proved Properties	13,619,266	10,752,832
	14,663,348	11,595,704

Less - Valuation Allowance & Accumulated Depreciation, Depletion and Amortization	7,447,597	6,630,682
	7,215,751	4,965,022
Other Property and Equipment, at Cost	377,276	366,108
Less - Accumulated Depreciation & Amortization	234,339	203,219
	142,937	162,889
	7,358,688	5,127,911
Other Assets	321,036	312,758
	$22,789,979	$17,650,077

 See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	December 31,
	2007	2006

Current Liabilities:
Accounts Payable	$244,093	$107,426
Income Taxes Payable	112,951	----
Other Current Liabilities -Deferred Income Taxes and Other	451,648	582,062
	808,692	689,488

Dividends Payable	318,585	230,879
Deferred Tax Liability	1,222,357	600,928
	1,540,942	831,807
Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	20,839,079	16,407,036
	20,996,447	16,564,404
Less - Treasury Stock, at Cost	556,102	435,622
	20,440,345	16,128,782
	$22,789,979	$17,650,077

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF  OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007	2006
Operating Revenues:
Oil and Gas Sales		$4,102,884		$2,238,640	$9,889,003	$7,076,122
Other		123,513		54,070	360,235	101,856
		4,226,397		2,292,710	10,249,238	7,177,978
Operating Costs and Expenses:
Production		487,108		198,127	1,244,733	727,722
Exploration		139,413		9,274	142,266	388,554
Depreciation, Depletion, Amortization and Valuation Provisions		264,378		152,431	870,589	627,893
General, Administrative and Other		309,827		219,995	934,011	687,731
		1,200,726		579,827	3,191,599	2,431,900
Income From Operations		3,025,671		1,712,883	7,057,639	4,746,078
Other Income, Net		153,785		195,533	446,252	447,827
Income Before Income Taxes		3,179,456		1,908,416	7,503,891	5,193,905
Provision For Current Income Taxes		576,365		515,788	1,671,754	1,159,519
Provision For Deferred Income Taxes		312,521		(19,422)	422,990	278,183
Total Provision for Income Taxes		888,886		496,366	2,094,744	1,437,702
Net Income		$2,290,570		$1,412,050	$5,409,147	3,756,203
Per Share Data:
Net Income, Basic and Diluted		$14.09		$8.63	$33.22	$22.96
Cash Dividends	$	---	$	---	$6.00	$4.00
Weighted Average Shares Outstanding Basic and Diluted		162,582		163,539	162,835	163,602

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended
	September 30,
	2007	2006

Net Cash Provided by Operating Activities	$7,373,939	$3,632,506

Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	12,426,068	7,873,504
Purchase of Available for Sale Securities	(15,202,608)	(9,324,246)
Property Dispositions	11,319	639,499
Property Additions	(3,071,053)	(1,809,881)
Cash Distributions from Equity Investments	31,000	20,250

Net Cash Applied to Investing Activities	(5,805,274)	(2,600,874)

Cash Flows from Financing Activities:
Payments of Dividends	(886,973)	(598,070)
Purchase of Treasury Stock	(120,480)	(16,720)

Cash Applied to Financing Activities	(1,007,453)	(614,790)

Net Change in Cash and Cash Equivalents	561,212	416,842

Cash and Cash Equivalents, Beginning of Period	1,321,707	704,121

Cash and Cash Equivalents, End of Period	$1,882,919	$1,120,963

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Periods For:
Interest	$3,750	$3,750
Income Taxes	$1,507,059	$1,334,100

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
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

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Realized and Unrealized Gain
On Trading Securities	$10,439	$13,345	$28,289	$20,349
Gain on Asset Sales	4,623	55,713	5,208	159,898
Interest Income	128,841	85,281	367,452	226,812
Equity Earnings in Investees	9,564	35,122	42,261	33,747
Other Income	467	6,175	7,175	11,126
Interest and Other Expenses	(149)	(103)	(4,133)	(4,105)
Other Income, Net	$153,785	$195,533	$446,252	$447,827

Note 3 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consists of the following:
		September 30,	December 31,
	Ownership %	2007	2006

Broadway Sixty-Eight, Ltd.	33%	$352,735	$336,476
JAR Investment, LLC	25%	(5,800)	(151)
Millennium Golf Properties, LLC	9%	55,283	49,862
OKC Industrial Properties, LLC	10%	49,523	54,293
		$451,741	$440,480

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $149,425  at September 30, 2007.  This loan matures November 27, 2008.   Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at September 30, 2007 was $169,750 plus costs and expenses related to enforcement and collection.

Note 4 –  PROVISION FOR INCOME TAXES

In 2007 and 2006, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on January 1, 2007. Our calculation of the current income tax provision for the nine months ended September 30, 2007 includes two tax positions that should be disclosed as a result of the implementation of FIN 48. One position concerns the recognition of income relating to estimated revenue accruals.  The other position concerns the deductibility of expense relating to leasehold cost depletion.  The ultimate recognition or deductibility is highly certain but there is uncertainty about the timing of the revenue recognition or the expense deduction.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the later revenue recognition or the shorter deductibility period would not affect the annual effective tax rate.  It would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2006 and September 30, 2007, the Company had an approximate $50,000 tax liability accrued for this contingency.

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

Financial Conditions and Results of Operations

Item 1.  Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-QSB to supplement the following discussion.   In the first nine months of 2007, the Company continued to fund its business activity through the use of internal sources of cash.  In addition to net cash provided by operations of $7,373,939, the Company also had cash provided by the maturities of available for sale securities of $12,426,068, by property dispositions of $11,319, and distributions from equity investments of $31,000, for total cash provided by internal sources of $19,842,326.   The Company utilized cash for the purchase of available for sale securities of $15,202,608, oil and gas property additions of $3,071,053, and financing activities of $1,007,453, for total cash applied of $19,281,114.  The excess cash provided over cash applied increased cash and cash equivalents by $561,212.

Discussion of Significant Changes in Working Capital.  In addition to the changes in cash and cash equivalents   discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2006.  A discussion of these items follows.

Available for Sale Securities increased $2,776,540 (37%) to $10,249,792 from $7,473,252 as part of the excess cash from operations was used to purchase additional securities.

Trading Securities increased $30,637 (11%) in 2007 to $320,366 from $289,729.  Most of the increase was due to an increase in the unrealized gains associated with the carrying value of these investments.

Receivables decreased $426,256 (16%) to $2,190,139 in 2007 from $2,616,395.  This change was the net result of an decrease of $555,503 in accruals of oil and gas sales occurring before October 1, 2007, which were not received by the Company at September 30, offset by an increase in interest and other receivables of $129,247. The oil and gas sales accrual decrease was primarily due to the receipt in April, 2007 of approximately $1,000,000 of gas revenues from two Robertson County, Texas wells.  These revenues had been estimated and accrued from date of first sales, or 17 months for one of the wells and 9 months for the other.  This decrease was offset by an increase of about $444,000 in the regular revenue accruals due to increased average monthly oil and gas production volumes and prices for September 30, 2007 versus December 31, 2006.  See the discussion of revenues under subheading “Operating Revenues”, below in Item 2 for more information about the increased sales of oil and natural gas.

Accounts payable increased $136,667 (127%) to $244,093 in 2007 from $107,426.  At the end of both periods, the accounts payable balance generally was for costs of oil and gas exploration and production.  The increase in payables at September 30, 2007 was due to increased drilling activity in which the Company was participating.

Income taxes payable increased $165,498 to $112,951 in 2007 from a receivable of $52,547. The increase is due to increased income taxes and the timing of the estimated tax payments.  See additional comments under the “Provision for Income Taxes” below in Item 2.

Deferred income taxes and other current liabilities decreased $130,414 (22%) to $451,648 in 2007 from $582,062.  The decrease was the net result of a $198,439 decrease in the current deferred tax liability, offset by a $68,025 increase in the estimated ad valorem tax accruals at September 30, 2007.  The deferred tax liability decrease was due to the lower revenue accruals discussed in the “Receivables” change above.

Discussion of Significant Changes in the Condensed Statement of Cash Flows.   As noted in a paragraph above, net cash provided by operating activities was $7,373,939 in 2007.  This was an increase of $3,741,433 from the comparable period in 2006.    The increase was mostly the result of an increase in operating revenues partially offset by increases in operating expenses and in estimated federal income taxes paid.  For more information see “Operating Revenues” and “Operating Costs and Expenses”, in Item 2 below.

Available for sale securities at September 30, 2007 and December 31, 2006 are comprised entirely of US treasury bills with six month maturities.  During the nine months ended September 30, 2007, $12,426,068 of these securities matured and the cash was used to purchase new securities.  As discussed above in the working capital changes, $2,776,540 of excess cash provided by operating activities was used to purchase additional securities.

The cash provided by property dispositions in 2007 was $11,319, a decrease of $628,180 from cash provided in 2006 of $639,499.  The decrease was due primarily to a combination of proceeds of $95,000 from the sale of the Company’s working interest in a fully depreciated producing property in March, 2006 and proceeds of $529,992 from the sale of the non-producing leasehold in a Hughes County prospect in September, 2006.  No similar sales occurred in 2007.

The cash provided by distributions from equity investments in 2007 was $31,000, an increase of $10,750 from cash provided in 2006 of $20,250. The increase was due primarily to increased distributions from equity investees for increased proceeds from the sale of real estate investments in 2007 versus 2006.

Cash applied to the purchase of property additions in 2007 was $3,071,053, an increase of $1,261,172 from cash applied in 2006 of $1,809,881.  In both 2006 and 2007, all of cash applied to property additions was related to oil and gas exploration and development activity.  See the subheading “Exploration Costs”, in Item 2 below for additional information.

Cash applied for dividend payments in 2007 was $886,973, an increase of $288,903 from $598,070 in 2006.  This was due to an increase in the dividend per share to $6.00 in 2007 from $4.00 in 2006.

Conclusion.  Other than the royalty interest properties discussed below in Item 2 under subheading   “Operating Revenues”  management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2006 would not be representative of the Company’s current position.

Item 2. Material Changes in Results of Operations Nine Months Ended September 30, 2007, Compared with Nine Months Ended September 30, 2006.

Please refer to the Condensed Statements of Operations on page 4 of this Form 10-QSB to supplement the following discussion.  The Company had net income of $5,409,147 in 2007 compared to net income of $3,756,203 in 2006, an increase of $1,652,944.  The increase in net income was the combined result of a $3,071,260 (43%) increase in operating revenues, partially offset by a $759,699 (31%) increase in operating costs and expenses and a $1,575 decrease in other income.  The net effect of these changes was an increase in income before income taxes of $2,309,986 (44%). This increase in pretax income resulted in a $657,042 (46%) increase in the provision for income taxes.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues.    Revenues from oil, gas and plant product sales were $9,889,003 in 2007, an increase of $2,812,881 (40%) from $7,076,122 in 2006. Revenues from crude oil and natural gas sales were $9,772,129 in 2007, an increase of $2,775,501 (40%) from $6,996,628 in 2006.  Sales of miscellaneous products were $116,874 in 2007 and $79,494 in 2006.

The $1,510,708 (91%) increase in oil sales to $3,175,930 in 2007 from $1,665,222 in 2006 was the net result of an increase in volume of oil sold offset by a decline in the average price per barrel (Bbl). The volume sold increased 26,586 Bbls to 53,254 Bbls in 2007 resulting in a positive volume variance of $1,660,030. The average price per Bbl decreased $2.80 to $59.64 per Bbl resulting in a negative price variance of $(149,322).

The increase in oil volumes sold was mostly due to production from new wells in Harding County, South Dakota and Woods County, Oklahoma that first produced after September 30, 2006 and the increased working interest discussed in “Exploration Costs” below.

The $1,264,793 (24%) increase in gas sales to $6,596,199 in 2007 from $5,331,406 in 2006 was the net result of an increase in the volume of gas sold offset by a decline in the average price per thousand cubic feet (MCF). The volume sold increased 224,758 MCF to 1,039,090 MCF resulting in a positive volume variance of $1,472,165. The average price per MCF declined $0.20 to $6.35 per MCF resulting in a negative price variance of $(207,372).

The Robertson County, Texas royalty interest properties continue to account for a significant portion of the gas volumes sold in 2007.  The first nine months of 2007 sales include approximately 549,000 MCF and $3,517,000 of gas sales from these wells versus 342,000 MCF and $2,050,000 of sales for the first nine months of 2006. The first nine months of 2007 sales from these wells also include an adjustment of 154,056 MCF and $956,935 received in September, 2007. The adjustment was for gas sales from two royalty interest wells in the same producing unit (one that began producing in October, 2005 and the other in June, 2006). A portion of the Company’s interest had been in suspense due to a potential title problem; however, in September the purchaser decided to release the revenues attributable to that interest. The payment included production from the date of first production on each well through July, 2007. The purchaser continues to pay this interest currently along with the undisputed interest in this producing unit.  See sub-heading “Operating Revenues” on page 15 of the Company’s 2006 Form 10-KSB for more information about these properties.  The remaining increase in gas volumes sold was the result of production from other new properties which first produced after September 30, 2006.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based.  Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Other operating revenues increased $258,379 (254%) to $360,235 in 2007 from $101,856 in 2006. The increase is due to a combination of an increase in lease bonuses of $74,433 (73%) to $176,289 in 2007 from $101,856 in 2006 and $183,946 in coal royalties for the first nine months of 2007, with no similar amounts in 2006. The first coal royalties were received and recorded in the fourth quarter of 2006. See sub-heading “Operating Revenues” on page 14 of the Company’s 2006 Form 10-KSB for more information about these coal royalties.

Operating Costs and Expenses.  Operating costs and expenses increased $759,699 (31%) to $3,191,599 in 2007 from $2,431,900 in 2006.  The increase was the net result of an increase in production costs of $517,011, a decrease in exploration costs charged to expense of $246,288, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $242,696 and an increase in general administrative and other expense (G&A) of $246,280. The significant changes in these line items will be discussed below.

Production Costs.   Production costs increased $517,011 (71%) in 2007 to $1,244,733 from $727,722 in 2006. Part of this increase was due to a gross production tax increase of $217,092 (95%) to $446,433 in 2007 from $229,341 in 2006.  Most of this increase is the result of increased 2007 oil and gas sales over 2006. The remaining increase is a result of lower production tax refunds received in 2007 versus 2006 on the Robertson County wells. These refunds were due to a Texas program used as an incentive to encourage operators to drill deep or tight sands gas wells and are not permanent but are for a limited number of months of production. Gross production taxes are state taxes usually calculated as a percentage of gross oil and gas revenue and therefore will fluctuate with the dollar amount of oil and gas sales. The remaining lease operating expense and transportation and compression expense increased by $299,919 (60%) to $798,300 in 2007 from $498,381 in 2006. Of this increase, transportation and compression expense increased $194,330 (201%) to $291,141 in 2007 from $96,811 in 2006. Most of this increase is associated with Robertson County, Texas production and a new purchaser for these wells in 2007 versus 2006.  Lease operating expense increased $105,589 (26%) to $507,159 in 2007 from $401,570 in 2006.  Most of this increase is due to operating expense on new wells in Harding County, South Dakota and Woods County, Oklahoma which first produced after September 30, 2006.

Exploration Costs.    Total exploration expense decreased $246,288 (63%) to $142,266 in 2007.  The decrease is due primarily to decreases in geology expenses of $88,169 (98%) to $1,755 and dry hole expenses of $153,579 (52%) to $140,176 in 2007 versus 2006.

The following is a summary as of November 2, 2007, updating both exploration and development activity from December 31, 2006.

The Company participated with its 18% working interest in the drilling of three step-out wells on a Barber County, Kansas prospect.  The first was started in May 2007 and completed in June 2007 as a commercial gas well.  The second was started in May 2007 and completed in July 2007 as a commercial oil and gas well.  The third was drilled in September 2007 and a completion attempt is currently in progress.  Capitalized costs were $255,793 as of September 30, 2007, including $39,158 in prepaid drilling costs.

In July 2007 the Company purchased an 18% interest in 5,020 net acres of leasehold in Barber County, Kansas for $54,217.  This acreage adjoins the previous prospect to the east.  A step-out well was drilled in September 2007 and a completion attempt is currently in progress.  Total capitalized costs were $68,816 as of September 30, 2007, including $31,415 in prepaid drilling costs.

The Company has a 4.32% interest in a Harding County, South Dakota waterflood unit.  The Company’s interest increased from 0.96% on January 1, 2007 with the start of Phase II.  At the beginning of the year there were six horizontal wells in the unit producing oil and one horizontal water injector.  In April 2007 an additional lateral was drilled from one of the producing wells.  Another producer was converted to a water injector in July 2007.  Capitalized costs as of September 30, 2007 were $244,573.  Of these costs, $222,072 was for the investment adjustment associated with the change in interest described above.

The Company participated with a fee mineral interest in the drilling of a step-out horizontal well in Harding County, South Dakota.  The Company has a 14.6% working interest in the well which was started in March 2007 and completed in June 2007 as a commercial oil producer.  In April 2007 the Company participated with its 10.9% working interest in the drilling of an extension of a lateral in a previously drilled horizontal oil well.  The Company participated with an 18.8% working interest in the drilling of another step-out horizontal well which was started in June 2007 and completed in September 2007 as a commercial oil producer.  Capitalized costs as of September 30, 2007 were $970,270.

The Company participated with its 18% working interest in the drilling of three step-out wells on a Woods County, Oklahoma prospect.  The first and second wells were started in June 2007 and completed in September 2007.  The third well was started in July 2007 and completed in October 2007.  All three appear to be commercial oil and gas producers.  Capitalized costs totaled $340,200 as of September 30, 2007, including $46,324 in prepaid drilling costs.

In December 2005 the Company purchased a 10% interest in a Grady County, Oklahoma prospect.  A 3-D seismic survey was conducted and four prospective structures were identified.  Additional acreage was acquired.  An exploratory well was started in May 2007 and completed in September 2007.  Preliminary testing indicates commercial gas and gas condensate production.  The well is currently shut in awaiting the construction of pipeline and surface facilities.  A second exploratory well was started in August 2007 and completed in September 2007 as a dry hole.  An additional exploratory well is scheduled to start in November 2007.  Total capitalized drilling costs as of September 30, 2007 were $362,187.  A total of $130,950 has been expensed as dry hole costs for the unsuccessful exploratory well.

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

The Company participated in the drilling of four development wells on a Woods County, Oklahoma prospect in which it has a 16% interest.  The first well (Company working interest 13%) was started in March 2007 and completed in April 2007.  The second well (same interest) was started in April 2007 and completed in May 2007.  The third well (16% interest) was started in May 2007 and the fourth well (12% interest) in June 2007.  Both were completed in July 2007.  All four wells are commercial oil and gas producers.  An additional well (12% interest) will be drilled in 2007.  Total costs to date are $373,445, including $6,209 in prepaid drilling costs.

In May 2007 the Company purchased a 16% interest in a Woods County, Oklahoma prospect for $80,800.  The Company participated with a 10.3% working interest in the drilling of an exploratory well which was started in June 2007 and completed in July 2007 in a zone that has since proved to be noncommercial.  The well is currently being evaluated for a completion attempt in a shallower zone.  The Company participated with a 16% working interest in a second exploratory well which was drilled in October 2007.  A completion attempt is currently in progress. Total drilling costs as of September 30, 2007 were $76,321 including $1,075 in prepaid drilling costs.

In April 2007 the Company agreed to participate with an 18% interest in the development of nine prospects along a trend in Comanche and Kiowa Counties, Kansas.  Acquisition of acreage is currently in progress.

In August 2007 the Company purchased a 16% interest in 8,301 acres of leasehold on a Harper County, Kansas prospect for $79,690.  A 3-D seismic survey is scheduled to commence in December 2007.  Following the acquisition, processing and evaluation of the seismic data decisions about drilling will be made.

In October 2007 the Company purchased an 8% interest in a marginal well and the associated 640 acres of leasehold in Woods County, Oklahoma for $60,000.  The well was recompleted in October 2007 and is currently being tested. Additional development drilling is likely.

In October 2007 the Company agreed to purchase an 18% interest in a Logan County, Oklahoma prospect for $13,680.  An exploratory well will be drilled in the first quarter of 2008.

Depreciation, Depletion & Amortization (DD&A).   DD&A increased $242,696 (39%) to $870,589 in 2007 from $627,893 in 2006.  The change was primarily the net result of a $263,149 (50%) increase to $791,938 for the depreciation of lease and well equipment, leasehold depletion and amortization of intangible drilling costs on successful wells offset by a decline of $19,749 in the provision for leasehold impairment. The increase for depreciation and amortization is due to costs related to wells which first produced after September 30, 2006 as the Company uses the units of production method for calculating these expenses.

General, Administrative and Other Expenses (G&A).  G&A increased $246,280 (36%) to $934,011 in 2007 from $687,731 in 2006.  Part of the increase was due to ad valorem, franchise and other taxes increases of $132,546 (101%) to $264,383 in 2007.  The remainder of the increase was due primarily to increased salaries and benefits of about $86,000 and dues and subscriptions (energy and engineering information services) of about $23,000.

Other Income, Net.   This line item decreased $1,575 to $446,252 in 2007 from $447,827 in 2006. See Note 2 to the accompanying condensed financial statements for an analysis of the components of this item. Explanations for variances of the more significant components follow.

Trading securities gains in 2007 were $28,289 as compared to gains of $20,349 in 2006, an increase of $7,940.  In 2007 the Company had unrealized gains of $32,751 from adjusting securities held at September 30 to estimated fair market value, and net realized trading losses of $4,462.  In 2006 the Company had unrealized gains of $20,081 and realized gains of $268.

Gain on asset sales decreased $154,690 to $5,208 in 2007 from a gain of $159,898 in 2006.  Most of this decrease was due to a $95,000 gain on the sale of the Company’s working interest in a fully depreciated producing property in March 2006 and a $50,400 gain from the sale of the Hughes County leasehold prospect in September 2006. No similar sales occurred in 2007.  See the cash flow changes section of “Item 1” above and the exploration cost and activity discussion section in “Item 2” above for additional information about the 2006 sales.

Interest income increased $140,640 to $367,452 in 2007 from $226,812 in 2006.  The increase was partly the result of an increase in the effective yield of US treasury bills which comprise the Company’s available for sale securities investments.  However, most of the increase is due to the average balance of these investments increasing in 2007 versus 2006.

Equity earnings in investees increased $8,514 (25%) to $42,261 in 2007 from $33,747 in 2006.  The following is the Company’s share of earnings for 2007 and 2006 per review of the entities’ unaudited financial statements for the nine months ended September 30, 2007 and 2006:

	Earnings (Losses)
	2007	2006
Broadway Sixty-Eight, Ltd.	$16,259	$28,588
JAR Investments, LLC	3,351	5,352
Millennium Golf Properties, LLC	5,421	(193)
OKC Industrial Properties, LLC	17,230	----
	$42,261	$33,747

The OKC Industrial Properties, LLC 2007 earnings of $17,230 represents a gain on the sale of real estate.   No similar gain occurred in 2006.  See Note 3 to the accompanying condensed financial statements for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

See Note 3, to the accompanying condensed financial statements, and “Off-Balance Sheet Arrangements” below for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $657,042 (46%) to $2,094,744 in 2007 from $1,437,702 in 2006.  This increase was due primarily to the increase in pretax income to $7,503,891 in 2007 from $5,193,905 in 2006.  Of the 2007 income tax provision, the estimated current tax expense was $1,671,754 and the estimated deferred tax expense was $422,990.  Of the 2006 income tax provision, the estimated current and deferred tax expenses were $1,159,519 and $278,183 respectively.  See Note 4 to the accompanying condensed financial statements for a discussion of the provision for income taxes.

Item 3. Material Changes in Results of Operations Three Months Ended September 30, 2007, Compared with Three Months Ended September 30, 2006.

Net income increased $878,520 to $2,290,570 in 2007 from $1,412,050 in 2006.  The material changes in the results of operations which caused the increase in net income will be discussed below.

Operating Revenues. Revenues from oil, gas and plant product sales increased $1,864,244 (83%) to $4,102,884 in 2007 from $2,238,640 in 2006.  The increase was the result of an increase in gas sales of $1,172,849 (74%) to $2,750,967, an increase in oil sales of $673,711 (107%) to $1,302,074 and an increase in sales of miscellaneous products of $17,684 to $49,843.

The increase in gas sales was the result of an increase in the average price by $0.59 per MCF to $6.33 for a positive price variance of $254,174, and an increase in the volume of gas sold of 159,925 MCF to 434,647 MCF for a positive volume variance of $918,675.  Most of the gas sales volume and revenue increase can be attributed to the Robertson County, Texas royalty interest properties discussed under “Operating Revenues” in Item 2 above. These properties accounted for approximately 306,500 MCF and $1,931,000 of the gas sales for the third quarter of 2007 versus 152,000 MCF and $834,000 of gas sales for the third quarter of 2006. The third quarter 2007 gas sales also include the purchaser adjustment of 154,056 MCF and $956,935 received in September 2007 described in Item 2 above.

The increase in oil sales was the result of an increase in the average price received of $0.59 per Bbl to $66.74 for a positive price variance of $11,616, and an increase in the volume of oil produced by 10,009 Bbls to 19,508 Bbls for a positive volume variance of $662,095. See Item 2 above for the nine months for an explanation of the oil volume increase.

Other operating revenues increased $69,423 to $123,513 primarily due to coal royalties of $79,657 received in 2007 with no similar amount in 2006. See other operating revenues discussion in Item 2 above for the nine months for additional information about the coal royalties.

Operating Costs and Expenses.  Operating costs and expenses increased $620,899 (107%) to $1,200,726 in 2007 from $579,827 in 2006.  The increase was the net result of an increase in production costs of $288,981, an increase in exploration costs charged to expense of $130,139, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $111,947 and an increase in general administrative and other expense (G&A) of $89,832. The significant changes in these line items will be discussed below.

Production Costs.  Production costs increased $288,981 to $487,108 in 2007 from $198,127 in 2006.  Part of the increase is due to higher lease operating expense of about $61,000 and higher transportation and compression expense of about $82,500 in 2007 versus 2006. The reasons for these increases are the same as those for the nine months increase. The remaining increase of about $145,300 is due to higher production taxes for 2007 versus 2006. The reasons for this increase are higher oil and gas sales in 2007 and a decrease in production tax refunds. For more information about all three of these increases see the production costs discussion in Item 2 above for the nine months.

Exploration Costs. Exploration costs charged to operations increased $130,139 to $139,413 in 2007 from $9,274 in 2006 primarily as a result of higher dry hole costs for the same period each year. See the exploration costs discussion in Item 2 above for the nine months.

Depreciation, Depletion & Amortization(DD&A). DD&A increased $111,947 to $264,378 from $152,431 in 2006.  The increase in depreciation, depletion and amortization expense is primarily due to costs for successful wells which first produced after September 30, 2006 as the Company uses the units of production method for calculating these expenses.

General, Administrative and Other Expenses (G&A). G&A increased $89,832 to $309,827 in 2007 from $219,995 in 2006. This change is due primarily to ad valorem and franchise tax increases of approximately $58,900 and salary and benefit increases of approximately $30,900 in 2007.

Other Income, Net.  See Note 2 to the accompanying condensed financial statements for an analysis of the components of other income, net.  In 2007, this line item decreased $41,748 to income of $153,785 from   $195,533 in 2006.  Most of the decrease was the net result of a $51,090 decrease in the gain on asset sales to $4,623 from $55,713 and a decrease in earnings from equity investments of $25,558 to $9,564 from $35,122 partially offset by an increase in interest income of $43,560 to $128,841 from $85,281.  See discussion of “Other Income, Net” in Item 2 above for the nine months for explanations of these variances.

Provision for Income Taxes. The provision for income taxes increased $392,520 to $888,886 in 2007 from $496,366 in 2006.   See discussions above in Item 2 and Note 4 to the accompanying condensed financials for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters which were not covered in the discussion in Item 2 above for the nine months ended September 30, 2007.

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

For more information about these entities, see Note 3, to the accompanying financial statements and this management’s discussion and analysis in Item 2 above under, “Other Income, Net”, for the nine months ended September 30, 2007.

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

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first nine months of 2007, including any corrective actions with regard to significant deficiencies and material weakness.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 c)  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2007	4	$160.00	-	-
August 1 to August 31, 2007	0	----	-	-
September 1 to September 30, 2007	16	$160.00	-	-
Total	20	$160.00	-	-

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date:	November 9, 2007	/s/ Mason McLain
Mason McLain
Principal Executive Officer

Date:	November 9, 2007	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer