Form 10KSB
period 2007-12-31
RESERVE PETROLEUM CO
filed 2008-03-31
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB
(Mark One)
☑  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $14,332,718.                          .

The aggregate market value of the voting stock held by non-affiliates was $34,435,000 as computed by reference to the last reported sale which was on January 7, 2008.

As of March 25, 2008, there were 162,367.64 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 20, 2008 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):     Yes ☐ No ☑

Forward-Looking Statements

This Report on Form 10-KSB contains forward-looking statements.  Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements.  See Item 6, “Management’s Discussion and Analysis or Plan of Operation” for a summation of some of the risks and uncertainties inherent in forward-looking statements. Readers should consider the risks and uncertainties described in connection with any forward-looking statements that may be made in this Form 10-KSB.  Readers should carefully review this Form 10-KSB in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks and uncertainties described herein.  Forward-looking statements contained in this Form 10-KSB speak only as of the date of this Form 10-KSB.  The Company does not undertake to update its forward-looking statements.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Overview

The Reserve Petroleum Company (the “Company”) is engaged principally in managing its owned mineral properties and the exploration for and the development of oil and natural gas properties.  Other business segments are not significant factors in the Company’s operations.  The Company is a corporation organized under the laws of the State of Delaware in 1931.

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

Owned Mineral Property Management

The Company owns non-producing mineral interests in approximately 263,567 gross acres equivalent to 90,774 net acres.  These mineral interests are located in nine different states in the north and south central United States.  A total of 65,210 net acres are located in the States of Oklahoma, South Dakota and Texas, the areas of concentration for the Company in its present exploration and development programs.

The Company has several options relating to the exploration and/or development of these owned mineral interests. Management continually reviews various industry reports and other sources for activity (leasing, drilling, significant discoveries, etc.) in areas where the Company has mineral ownership.  Based on its analysis of any activity and assessment of the potential risk relative to the particular area, management may negotiate a lease or farmout agreement and accept a royalty interest or it may choose to participate as a working interest owner and pay its proportionate share of any exploration or development drilling costs.

A substantial amount of the Company’s oil and gas revenue has resulted from its owned mineral property management.  In 2007, $7,563,107 (54%) of oil and gas sales was from royalty interests as compared to $5,942,930 (61%) in 2006.  As a result of its mineral ownership, the Company had royalty interests in 13 gross (.16 net) wells which were drilled and completed as producing wells in 2007.   This resulted in an average royalty interest of about 1.2% for these 13 new wells.  The Company has very little control over the timing or extent of the operations conducted on its royalty interest properties.  See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways.  The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with a joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect.  In 2007, the Company participated in the drilling of seventeen development wells with twelve wells (1.95 net) completed as producers and five (.845 net) still drilling.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator.  In 2007 the Company participated in the drilling of four exploration wells with two wells (.20) completed as dry holes, one (.10 net) awaiting a pipeline connection and one (.16 net) still being drilled.

For a summation of exploratory and development wells drilled in 2007 or planned for in 2008, see Item 6, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation,” subheading, “Update of Oil and Gas Exploration and Development Activity from December 31, 2006.”

Customers

In 2007, the Company had three customers whose total purchases were greater than 10% of revenues from oil and gas sales.  ConocoPhillips purchases were $3,853,591 or 28% of total oil and gas sales. Redland Resources, Inc., purchases were $1,974,769, or 14% of total oil and gas sales.  Luff Exploration Company purchases were $1,643,498 or 12% of total oil and gas sales.  The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price.  A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

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

Employees

At December 31, 2007, the Company had eight employees, including officers.  See the Proxy Statement for additional information.  During 2007, all the Company’s employees devoted a portion of their time to duties with affiliated companies and the Company was reimbursed for the affiliates’ share of compensation directly from those companies.  See Item 6, “Management’s Discussion and Analysis or Plan of Operation”, subheading “Certain Relationships and Related Transactions” and Note 12 of Item 7 for additional information.

ITEM 2.    DESCRIPTION OF PROPERTY.

The Company’s principal properties are oil and natural gas properties.   The Company has interests in approximately 550 producing properties, with one-third of them being working interest properties and the remaining two-thirds being royalty interest properties.  About 93% of these properties are located in Oklahoma and Texas and account for approximately 82.8% of our annual oil and gas sales.  About 4% of the properties are located in Kansas and South Dakota and account for approximately 17.1% of our annual oil and gas sales.  The remaining 3% of these properties are located in Colorado, Arkansas and Montana and account for less than 0.1% of our annual oil and gas sales.  No individual property provides more than 10% of our annual oil and gas sales.  See discussion of revenues from Robertson County, Texas royalty interest properties in Item 6, “Operating Revenues” for additional information about significant properties.

Oil and Natural Gas Operations

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 40 for working interest reserve quantity information.

Since January 1, 2007, the Company has not filed any reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its 2006 annual report on Form 10-KSB and Federal income tax return for the year ended December 31, 2006.  Those reserve estimates were identical.

Production

The average sales price of oil and gas produced and, for the Company’s working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2007, 2006 and 2005.  Equivalent MCF was developed using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil	Gas	Oil	Gas	Cost per
	Per Bbl	Per MCF	Per Bbl	Per MCF	Equivalent MCF

2007	$67.35	$6.19	$65.71	$6.63	$1.65
2006	$62.72	$6.06	$59.68	$6.63	$1.65
2005	$54.93	$7.55	$54.56	$7.55	$1.73

At December 31, 2007, the Company had working interests in 126 gross (15.29 net) wells producing primarily gas and had working interests in 88 gross (6.76 net) wells producing primarily oil.  These interests were in 46,965 gross (5,704 net) producing acres.  These wells include 42 gross (.408 net) wells associated with secondary recovery projects.

Eight percent or 6,249 barrels of the Company’s oil production during 2007 was derived from royalty interests in mature West Texas water-floods.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds.  The following table summarizes the Company’s gross and net acres in each at December 31, 2007.

	Acreage
	Gross	Net
Non-producing Mineral Interests	263,567	90,774
Undeveloped Leaseholds	50,145	7,039

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2005 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. As indicated in the “Development and Exploration Programs” on page 3, five development wells and three exploratory wells were still in process at the time of this Form 10-KSB.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2007	-	.20	1.95	---
2006	.22	.33	2.02	.10
2005	.83	.27	2.17	.21

Recent Activities

See Item 6, under the subheading, “Update of Oil and Gas Exploration and Development Activity from December 31, 2006” for a summary of recent activities related to oil and natural gas operations.

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

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid

03/31/06	178.00	140.00
06/31//06	177.00	150.00
09/30/06	175.00	158.00
12/31/06	166.00	153.00
03/31/07	170.00	145.00
06/30/07	200.00	155.00
09/30/07	257.00	191.25
12/31/07	300.00	255.00

There was limited public trading in the Company’s common stock in 2007 and 2006.  In 2007 there were 14 brokered trades appearing in the Company’s transfer ledger, versus 14 in 2006.

At March 23, 2007, the Company had approximately 1,454 record holders of its common stock.  The Company paid dividends on its common stock in the amount of $6.00 per share in the second quarter of 2007 and $4.00 per share in 2006.  Management will review the amount of the annual dividend to be paid in 2008 with the Board of Directors for their approval.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct 1, 2007 to Oct 31, 2007	42	$160.00	-	-

Nov 1, 2007 to Nov 30, 2007	-	-	-	-

Dec 1, 2007 to Dec 30, 2007	-	-	-	-

Total	42	$160.00	-	-

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

Exploration costs have been a significant component of the Company’s capital expenditures in the past and are expected to remain so, to a somewhat lesser degree in the near term.  Under the successful efforts method of accounting for oil and gas properties, which the Company uses, these costs are capitalized if the prospect is successful, or charged to operating costs and expenses if unsuccessful.  Estimating the amount of such future costs which may relate to successful or unsuccessful prospects is extremely imprecise, at best.

The provisions for depreciation, depletion and amortization of oil and gas properties constitute a particularly sensitive accounting estimate.  Non-producing leaseholds are amortized over the life of the leasehold using a straight line method; however, when a leasehold is impaired or condemned, an appropriate adjustment to the provision is made at that time.   Forward-looking estimates of such adjustments are very imprecise.  The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties.  A significant unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment. Depletion and depreciation of oil and gas properties are computed using the units-of-production method.  A significant unanticipated change in volume of production or estimated reserves would result in a material unexpected change in the estimated depletion and depreciation provisions.

Income from available for sale securities and trading securities has made substantial contributions to net income in certain prior periods.  Available for sale securities and trading securities are used to invest funds until needed in the Company’s capital investing and financing activities.   Net income has been materially affected in past years and could be in the future years by utilization of those funds in operations as well as significant fluctuation in the interest rates and/or quoted market values applicable to the Company’s available for sale securities and trading securities.

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

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2008 and any Current Reports on Form 8-K filed by the Company.

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

The above named officers, directors and employees as a group beneficially own approximately 30% of the common stock of the Company, approximately 32% of the common stock of Mesquite, and approximately 17% of the common stock of Mid-American.  These three corporations each have only one class of stock outstanding.  See Item 7, Note 12 for additional disclosures regarding these relationships.

Equity Investments

For most of 2007 the Company had investments in four entities which it accounted for on the equity method.  In using the equity method, the Company records the original investment in an entity as an asset and adjusts the asset balance for the Company’s share of  any income or loss as well as any additional contributions to or distributions from the entity. In December, 2007 the Company sold its 9% ownership in Millennium Golf Properties, LLC.  The remaining three entities include one Oklahoma limited partnership and two Oklahoma limited liability companies.  The Company does not have actual or effective control of any of the entities.  The management of these entities could at any time make decisions in their own best interests that could materially affect the Company’s net income, or the value of the Company’s investments.

The remaining entities are Broadway Sixty-Eight, Ltd. (33% limited partnership interest), OKC Industrial Properties, LLC (10% ownership) and JAR Investments, LLC (25% ownership). These entities collectively and/or individually have had a significant effect, both positively, and negatively, on the Company’s net income in the past and are expected to in the future.  Two of these entities have guarantee arrangements under which the Company is contingently liable.  Item 7, Note 7 to the accompanying financial statements includes related disclosures and additional information regarding the sale of Millennium Golf Properties, LLC.

Liquidity and Capital Resources

To supplement the following discussion, please refer to the Balance Sheets on Pages 24 and 25, and the Statements of Cash Flows beginning on page 28 of this Form 10-KSB.

In 2007, as in prior years, the Company funded its business activity through the use of internal sources of capital.  For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available for sale securities.  When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available for sale securities.  When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available for sale securities.  Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less.  Available for sale securities are US Treasury Bills.

In 2007, net cash provided by operating activities was $9,488,931. Sales, net of production, exploration general and administrative costs and income taxes paid were $8,569,587, which accounted for 90% of the operations net cash flow.  The remaining components provided $919,344 or 10% of cash flow.  In 2007, net cash applied to investing and financing activities was $9,578,262.  Net purchases of available for sale securities discussed below, capitalized property additions (net of disposals) of $8,826,634 and dividend payments and treasury stock purchases of $1,010,252 accounted for all of the net cash applied.  Maturing available for sale securities provided $18,290,624 of gross cash flow due to their six month maturities.  However, these funds plus $4,972,279 of excess cash from operations were re-invested in the same type of securities.

In 2007, cash utilized for capitalized property additions (net of disposals) of $3,854,356 and dividend payments and treasury stock purchases of $1,010,252 were $4,624,323 less than cash provided by operating activities.

Other than cash, cash equivalents and available for sale securities, other significant changes in working capital include the following:

Trading securities increased $47,472 (16%) to $337,201 in 2007 from $289,729 in 2006.  Most of the increase is due to a $31,309 increase in unrealized gains which represent the change in the market value of the securities over their original cost.  The remaining $16,163 increase represents the earnings from the securities plus the net realized gains for the year.  All earnings and net realized gains are reinvested in additional securities.

Receivables decreased $304,072 (12%) to $2,312,323 in 2007 from $2,616,395 in 2006.  The decrease was the net result of two specific receivables at year-end 2006 that were collected in 2007 offset mostly by an overall increase in purchaser receivables due to increased average monthly sales in 2007. One receivable of approximately $295,000 was from a purchaser for a royalty interest in a new well in Tyler County, Texas.  This amount represented sales from July 2006 through December 2006 and was paid to the Company in January 2007.  The other receivable of approximately $1,000,000 was for gas revenues from two Robertson County, Texas wells. These revenues were paid in April, 2007 and had been estimated and accrued from date of first sales or 14 months for one well and 7 months for the other at December, 2006.  These decreases were mostly offset by increased average monthly sales in 2007 versus 2006.  Average monthly oil and natural gas sales for the fourth quarter of 2007 were about $1,340,000 compared to about $850,000 for the fourth quarter of 2006.  The receivables balance at December 31, 2007 includes about 1.67 months of oil and natural gas sales accruals.  See the discussion of revenues under subheading “Operating Revenues”, below for more information about the increased sales of oil and natural gas, including the wells in Robertson County, Texas.

Prepaid expenses of $103,373 in 2007 were prepaid seismic expenses on the Harper County, Kansas prospect discussed in the “Update of Oil and Gas Exploration and Development Activity” from December 31, 2006 in the “Results of Operations” section below.  There were no similar prepaid expenses in 2006.

Accounts payable increased $196,862 (183%) to $304,288 in 2007 from $107,426 in 2006.  This increase was primarily due to increased drilling activity at year end 2007 versus 2006.  See the discussion of this activity under “Update of Oil and Gas Exploration and Development Activity” from December 31, 2006 in the “Results of Operations” section below.

Income taxes payable were $153,094 in 2007 versus a $52,547 refundable balance in 2006.  This was due to timing and larger estimated tax payments as a result of the increased current Federal and State income taxes in 2007 versus 2006.

Deferred income taxes and other, decreased $202,230 (35%) to $379,832 in 2007 from $582,062 in 2006.  Of the decrease, deferred income taxes decreased $165,851 primarily because of the tax effect of decreased sales accruals.  The remaining decrease was due mostly to a decrease of $34,475 in the accrual for some delayed ad valorem tax bills on several Robertson County, Texas gas wells.

The following is a discussion of material changes in cash flow by activity between the years ending December 31, 2007 and 2006.  Also see the discussion of changes in operating results under “Results of Operations” below in this Item 6.

Operating Activities

As noted above, net cash flows provided by operating activities in 2007 were $9,488,931, which when compared to the $5,218,413 provided in 2006, represents an increase of $4,270,518 or an 82% increase in net cash flows provided by operating activities from 2006 to 2007.   The increase resulted because of an increase in oil and gas sales cash flows of $5,123,956, an increase in lease bonuses and coal royalties of $130,062, a decrease in exploration costs of $241,433, and an increase in interest income of $205,614. Those increases in cash flows were partially offset by increased production costs of $625,284, an increase in general, administrative, taxes and other expenses of $324,359, and an increase in income taxes paid of $475,947.  Additional discussion of the more significant items follows.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows.  The $5,123,956 (56%) increase in cash received from oil and gas sales to $14,243,622 in 2007 from $9,119,666 in 2006 was the result of an increase in both the average oil and gas price and volume of oil and gas sales.  See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash received for lease bonuses and coal royalties increased $130,062 (43%) to $431,363 in 2007 from $301,301 in 2006. Most of the increase is due to an increase in cash received for coal royalties of $190,567 to $221,028 in 2007 from $30,461 in 2006. This increase was offset by a decline in the cash received for lease bonuses of about $60,700 in 2007 versus 2006.

Cash flow increased due to a decrease in cash paid for exploration expenses of $241,433 (41%) to $340,993 in 2007 from $582,426 in 2006.  About $85,000 of the decrease was due to lower geological and geophysical expense in 2007 versus 2006 and most of the remaining decrease of about $156,000 was due to lower dry hole costs in 2007 versus 2006.

Cash received for interest earned on cash equivalents and available for sale securities increased $205,614 (73%) to $487,162 in 2007 from $281,548 in 2006.  The increase was the result of an increase in the average rate of return to 4.29% in 2007 from 3.71% in 2006 and an increase in the average balance of cash equivalents and available for sale securities outstanding to $11,351,296 in 2007 from $7,590,730 in 2006.

Discussion of Selected Material Line Items Resulting in a Decrease in Cash Flows.  Cash paid for production costs increased $625,284 (60%) to $1,674,572 in 2007 from $1,049,288 in 2006.  Most of the increase was due to a $396,196 increase in lease operating expenses and handling expenses and an   increase of $229,088 in production taxes in 2007 versus 2006.  Most of the lease operating expense increase was attributable to wells which first produced in 2007 and late 2006.  The increase in production taxes was a due to increased sales in 2007 versus 2006 and lower production tax refunds received in 2007 versus 2006.  These refunds and the reason for the refunds are discussed later in the “Results of Operations” section.

Cash paid for general suppliers, employees and taxes other than income taxes increased $324,359 (32%) to $1,342,259 in 2007 from $1,017,900 in 2006.  Part of this increase is due to an increase in property and franchise taxes of $144,407 to $320,286 paid in 2007 versus $175,879 paid in 2006.  Most of the remaining increase is due to an increase in salaries and employee benefits of about $143,000 to $650,000 paid in 2007 versus $507,000 paid in 2006. The remaining increase is due to increased subscription costs paid for energy and engineering information services in 2007 versus 2006.

Income taxes paid increased $475,947 (26%) to $2,316,211 in 2007 from $1,840,264 in 2006 due to increased income tax expense and estimated tax payments discussed above and below in the “Results of Operations”.

Investing Activities

Net cash applied to investing activities increased $4,621,266 (117%) to $8,568,010 in 2007 from $3,946,744 in 2006.  In 2007, net cash applied to available for sale securities increased $3,021,127 from $1,951,152 in 2006 to $4,972,279 in 2007. This was a result of investing excess cash from 2007 cash flows provided by operations.  Cash flows related to both property acquisitions and dispositions resulted in increases in cash applications to investing activities in 2007 versus 2006. Cash applied to property acquisitions increased $1,215,018 (46%) to $3,878,372 in 2007 from $2,663,354 in 2006 due primarily increased exploration and development drilling activity in 2007 versus 2006.  See the “Update of Oil and Gas Exploration and Development Activity” from December 31, 2006 under the “Results of Operations” heading below for more information regarding expenditures related to this drilling activity. Cash flow from property dispositions declined $619,746 (96%) to $24,016 in 2007 from $643,762 in 2006 resulting in increased cash applications to investing activities. Property dispositions in 2006 included proceeds of almost $617,000 from the sale of the Hughes County prospect and a fully depreciated producing property with no similar sales in 2007. These increases in cash applications for investing activities were offset somewhat by an increase in cash distributions from equity investments of $234,625 (978%) to $258,625 in 2007 from $24,000 in 2006. This increase is due to a $225,000 distribution from Millennium Golf Properties, LLC representing the proceeds from the sale of our 9% ownership interest to the remaining owners in the limited liability company. There were no similar sales or distributions in 2006. See Item 7, Note 7 to the accompanying financial statements for additional information regarding the sale of this equity investment.

Financing Activities

Cash applied to financing activities increased $356,169 (54%) to $1,010,252 in 2007 from $654,083 in 2006.  Cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock.  In 2007, cash dividends paid on common stock amounted to $883,052 as compared to $608,403 in 2006.   The increase was the result of an increase in the 2007 dividends per share to $6.00 from $4.00 in 2006.  Cash applied to the purchase of treasury stock was $127,200 in 2007 as compared to $45,680 in 2006.  The increase in treasury stock purchases in 2007 from 2006 is due to more shares purchased in 2007 (795 shares) versus 2006 (313 shares) and a higher average price paid in 2007 of $160 per share versus $146 per share in 2006.   For additional information about treasury stock purchases, see Note (1) at the end of Part II, Item 5.”Market for Common Equity…” above.

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

Results of Operations

As disclosed in the Statements of Operations in Item 7, of this Form 10-KSB, in 2007 the Company had net income of $7,527,876 as compared to a net income of $4,274,921 in 2006.  Net income per share, basic and diluted was $46.25 in 2007, an increase of $20.11 per share from $26.14 in 2006.  Material line item changes in the Statements of Operations will be discussed in the following paragraphs.

Operating Revenues

Operating revenues increased $4,399,769 (44%) to $14,332,718 in 2007 from $9,932,949 in 2006. Oil and gas sales increased $4,196,383 (43%) to $13,915,566 in 2007 from $9,719,183 in 2006. Lease bonuses and other revenues increased $203,386 (95%) to $417,152 in 2007 from $213,766 in 2006. This increase was the result of an increase in lease bonuses and delay rentals of $64,112 due to increased bonuses from East Texas, Oklahoma and South Dakota leases.  In addition coal royalties from North Dakota leases (first received in 2006) increased $139,274 (206%) to $206,817 in 2007 from $67,543 for 2006 (last half of the year only). The Company does not anticipate coal royalties will have a significant impact on its future results of operations.  The increase in oil and gas sales will be discussed in the following paragraphs.

The $4,196,383 increase in oil and gas sales was the net result of a $1,812,066 increase in gas sales plus a $2,377,518 increase in oil sales and a $6,799 increase in miscellaneous oil and gas product sales. The following price and volume analysis is presented to help explain the changes in oil and gas sales from 2006 to 2007.  Miscellaneous oil and gas product sales of $164,243 in 2007 and $157,444 in 2006 are not included in the analysis.

		Variance
Production	2007	Price	Volume	2006

Gas –

MCF (000 omitted)	1,397		275	1,122

$(000 omitted)	$8,799	$98	$1,714	$6,987

Unit Price	$6.30	$0.07		$6.23

Oil -

Bbls (000 omitted)	75		33	42

$(000 omitted)	$4,952	$391	$1,987	$2,574

Unit Price	$66.00	$5.21		$60.79

The $1,812,066 (26%) increase in natural gas sales to $8,799,282 in 2007 from $6,987,216 in 2006 was the result of an increase in both the average price received per thousand cubic feet (MCF) and gas sales volumes.  The average price per MCF of natural gas sales increased $0.07 per MCF to $6.30 in 2007 from $6.23 in 2006 resulting in a positive gas price variance of $98,095.  A positive volume variance of $1,713,971 was the result of an increase in natural gas volumes sold of 275,116 MCF to 1,397,161 MCF in 2007 from 1,122,045 MCF in 2006.  The increase in the volume of gas production was the net result of new 2007 production of about 380,900 MCF as partially offset by about 105,800 MCF of normal decline in production from mature producing properties. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 7, below, working interests in natural gas extensions and discoveries were adequate to replace working interest reserves produced in 2006, but not in 2007.

The gas production for 2006 and 2007 includes production from several royalty interest properties drilled by various operators in Robertson County, Texas.  The first of these wells began producing in late March, 2005 and the most recent one began producing in October 2007.  These properties accounted for approximately 590,000 MCF and $3,430,000 of the 2006 gas sales and approximately 817,000 MCF and $5,105,000 of the 2007 gas sales.  While the operators are currently drilling and plan more drilling in the future on the acreage in which the Company holds mineral interests, the Company has no control over the timing of such activity.

The $2,377,518 (92%) increase in crude oil sales to $4,952,041 in 2007 from $2,574,523 in 2006 was the result of an increase in both the average price per barrel and oil sales volumes. The average price received per barrel (Bbl) of oil increased $5.21 (9%) to $66.00 per Bbl in 2007 from $60.79 per Bbl in 2006, resulting in a positive oil price variance of $390,928.  An increase in oil sales volumes of 32,679 Bbls to 75,033 Bbls in 2007 from 42,354 Bbls in 2006 resulted in a positive volume variance of $1,986,590. The increase in the oil volume production was the net result of new 2007 production of about 37,700 Bbls as partially offset by about 5,000 Bbls of normal decline in production from mature producing properties. Of the new 2007 production, approximately 13,000 Bbls (34%) was from Harding County, South Dakota and approximately 16,700 Bbls (44%) was from Woods County, Oklahoma.  As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 7, working interests in oil extensions and discoveries were adequate to replace working interest reserves produced in 2007 and 2006.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based.  These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses
Operating costs and expenses decreased $25,747 (1%) to $4,686,965 in 2007 from $4,712,712 in 2006, primarily due to decreases in exploration costs and depreciation, depletion and amortization mostly offset by an increase in production costs.  The material components of operating costs and expenses will be discussed below.

Production Costs.  Production costs increased $611,272 (58%) to $1,672,576 in 2007 from $1,061,304 in 2006. The increase was the net result of a $181,904 (35%) increase in gross production tax to $704,361 in 2007, from $522,457 in 2006, plus an increase in lease operating and handling expense of $396,196 (55%) to $1,121,298 in 2007 from $725,102 in 2006, offset by gross production tax refunds of $153,082 received in 2007 and $186,254 received in 2006.  Most of the increase in lease operating and handling expense was due to an increase in the handling costs of $260,347 (213%) to $382,776 in 2007 from $122,429 in 2006. Handling expense is comprised of gas transportation and compression costs. In 2006, ConocoPhillips purchased Burlington Resources and began paying us for some of the Robertson County, Texas gas production in January, 2007. Burlington Resources had previously deducted or netted their handling costs against the price/MCF they paid us for our gas, so the costs were not reflected as expenses. This method resulted in lower average gas prices for their purchases. ConocoPhillips reflected the handling costs as a separate deduction on their checks when they became the operator and gas purchaser on a significant portion of the Robertson County properties. This is the primary reason for the increase in the handling expense. The remaining $135,894 increase relates to increased operating expenses with about $117,000 of the increase related to new 2007 wells (including the increased WI in the SD waterflood discussed below) or wells that began producing in late 2006. Gross production taxes are state taxes which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.  Most of the gross production tax refunds relate to the Robertson County, Texas properties and are due to a Texas program used as an incentive to encourage operators to drill deep or tight sands gas wells.  These refunds are not permanent but are for a limited number of month’s of production.

Exploration and Development Costs.  Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling.  The costs of successful exploratory drilling and all development costs are capitalized.  Total costs of exploration and development, inclusive of geological and geophysical costs were $4,272,382 in 2007 and $3,261,774 in 2006.  Costs charged to operations were $237,507 in 2007 and $803,860 in 2006 inclusive of geological and geophysical costs of $10,805 in 2007 and $95,614 in 2006.

Update of Oil and Gas Exploration and Development Activity from December 31, 2006.  For the twelve months ended December 31, 2007, the Company participated in the drilling of four gross exploratory and seventeen gross development working interest wells with net working interests ranging from a high of 22.5% to a low of 9.6%.  Of the four exploratory wells, two were deemed dry holes and charged to expense, one is awaiting a pipeline connection and one is still drilling. Of the seventeen development wells, twelve were completed as producers and five are still drilling.  In management’s opinion, the exploratory drilling summarized above has produced some possible development drilling opportunities.

The following is a summary as of February 26, 2008, updating both exploration and development activity from December 31, 2006.

The Company participated with its 18% working interest in the drilling of five step-out wells on a Barber County, Kansas prospect.  The first well was started in May 2007 and completed in June 2007 as a commercial gas producer.  It has since declined to marginal status but was recently equipped with a pumping unit in an attempt to restore commercial production.  The second well was started in May 2007 and completed in July 2007 as a commercial oil and gas producer.  The third well was started in September 2007 and completed in November 2007.  It appears to be a marginal gas well; however, it has a commercial zone behind pipe, as does the first well.  The fourth and fifth wells were started in January 2008 and completion attempts on both are currently in progress. Capitalized costs were $258,015 for the year ended December 31, 2007, including $30,181 in prepaid drilling costs.

In July 2007 the Company purchased an 18% interest in 5,020 net acres of leasehold in Barber County, Kansas for $54,217.  This acreage adjoins the previous prospect to the east.  A step-out well was started in September 2007 and completed in November 2007 as a commercial oil and gas producer.  Sales commenced in January 2008.  Total capitalized costs were $114,630 for the year ended December 31, 2007, including $26,845 in prepaid drilling costs.

The Company has a 4.32% interest in a Harding County, South Dakota waterflood unit.  The Company’s interest increased from 0.96% on January 1, 2007 with the start of Phase II.  At the beginning of the year there were six horizontal wells in the unit producing oil and one horizontal water injector.  In April 2007 an additional lateral was drilled from one of the producing wells. Another producer was converted to a water injector in July 2007.  Capitalized costs for the year ended December 31, 2007 were $248,233 including $222,072 for the investment adjustment associated with the change in interest described above.

The Company participated with a fee mineral interest in the drilling of a step-out horizontal well in Harding County, South Dakota.  The Company has a 14.6% working interest in the well which was started in March 2007 and completed in June 2007 as a commercial oil producer.  In April 2007 the Company participated with its 10.9% working interest in the drilling of an extension of a lateral in a previously drilled horizontal oil well.  The Company participated with an 18.8% working interest in the drilling of another step-out horizontal well which was started in June 2007 and completed in September 2007 as a commercial oil producer.  Capitalized costs for the year ended December 31, 2007 were $971,283.

The Company participated with its 18% working interest in the drilling of five step-out wells on a Woods County, Oklahoma prospect.  The first and second wells were started in June 2007 and completed in September 2007 as commercial oil and gas producers.  The third well was started in July 2007 and completed in October 2007 as a commercial gas producer.  The fourth well was drilled in January 2008 and a completion attempt is currently in progress.  The fifth well was drilled in February 2008 and a completion attempt is pending.  The Company will participate with a 17.4% working interest in the drilling of an additional development well which will start in March 2008.  Capitalized costs totaled $340,164 for the year ended December 31, 2007, including $20,516 in prepaid drilling costs.

In December 2005 the Company purchased a 10% interest in a Grady County, Oklahoma prospect.  A 3-D seismic survey was conducted and four prospective structures were identified. Additional acreage was acquired.  An exploratory well was started in May 2007 and completed in September 2007.  Preliminary testing indicates commercial gas and gas condensate production.  The well is currently shut in awaiting pipeline construction.  A second exploratory well was started in August 2007 and completed in September 2007 as a dry hole.  A third exploratory well was started in February 2008 and is currently drilling.  Total drilling costs for the year ended December 31, 2007 were $536,911, including $136,160 in dry hole costs.

The Company participated in the development of a Hughes County, Oklahoma prospect which was sold in September 2006 with the Company retaining an 8.75% interest in the prospect acreage.  An exploratory horizontal well was started in January 2007 and a second in February 2007.  Both wells were drilled; however, completion attempts of both failed to establish commercial production.  The Company has only a reversionary working interest in these wells and therefore has no cost exposure.  The original operator has sold the prospect and the Company is currently negotiating with the new owner to encourage them to drill additional wells.

The Company participated in the drilling of five development wells on a Woods County, Oklahoma prospect in which it has a 16% interest.  The first (Company working interest 13%) was started in March 2007 and completed in April 2007.  The second (13% interest) was started in April 2007 and completed in May 2007.  The third (16% interest) was started in May 2007 and the fourth (12% interest) in June 2007.  Both were completed in July 2007.  The fifth (12% interest) was started in December 2007 and completed in January 2008.  All five wells are commercial oil and gas producers.  Total costs for the year ended December 31, 2007 were $457,801, including $40,692 in prepaid drilling costs.

In May 2007 the Company purchased a 16% interest in a Woods County, Oklahoma prospect for $80,800.  The Company participated with a 10.3% working interest in the drilling of an exploratory well which was started in June 2007 and completed in July 2007 in a zone that has since proved to be noncommercial.  A completion attempt in a shallower zone in December 2007 was also unsuccessful and the well will be plugged.  The Company participated with a 16% working interest in a second exploratory well which was started in October 2007 and completed in December 2007.  Sales commenced in February 2008 with gas flowing at a commercial rate but with a high water cut.  The Company will participate with an 8% working interest in the drilling of a third exploratory well in March 2008.  Total drilling costs for the year ended December 31, 2007 were $183,178, including $15,291 in prepaid drilling costs, and $80,778 in dryhole costs.

In April 2007 the Company agreed to participate with an 18% interest in the development of nine prospects along a trend in Comanche and Kiowa Counties, Kansas.  Acreage has been acquired and an exploratory well will be drilled in the second quarter of 2008.

In August 2007 the Company purchased a 16% interest in 8,301 acres of leasehold on a Harper County, Kansas prospect for $79,690.  A 3-D seismic survey is currently in progress and should be completed in March 2008.  Following the acquisition, processing and evaluation of the seismic data decisions about drilling will be made.  At December 31, 2007, $103,373 in prepaid seismic expense was carried as a current asset.

In October 2007 the Company purchased an 8% interest in a marginal well and the associated 640 acres of leasehold in Woods County, Oklahoma for $60,000, $8,000 of which was allocated to well equipment.   The well was recompleted in October 2007 as a commercial oil producer.  Additional completion costs for the year ended December 31, 2007 were $19,949.

In October 2007 the Company agreed to purchase an 18% interest in a Logan County, Oklahoma prospect for $13,680.  An exploratory well will be drilled in March 2008.

The Company participated with its 16% working interest in the drilling of two development wells on a Woods County, Oklahoma prospect.  Both wells were started in November 2007.  The first was completed in February 2008 as a commercial oil and gas well and a completion attempt is currently in progress on the second.  Drilling costs for the year ended December 31, 2007 were $228,800 including $115,419 in prepaid drilling costs.

The Company participated with a 22.5% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect.  The well was started in November 2007 and completed in February 2008 as a commercial gas producer.  Drilling costs for the year ended December 31, 2007 were $147,375, including $72,123 in prepaid drilling costs.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A).  Major components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment.  The provision for impairment of undeveloped leaseholds was $92,293 in 2007 and $82,414 in 2006.  The increase in the provision for impairment is directly related to the exploration activity discussed under “Exploration Costs”, above. The 2007 provision for impairment was due to the annual amortization of undeveloped leaseholds with none due to specific leasehold impairments.

As discussed in Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount.  Reviews were performed in both 2007 and 2006.  The 2007 impairment loss of $67,745 was partly the result of reserve adjustments on wells which first produced in 2005 and 2006 and partly due to wells completed in 2007 for which the estimated fair market value of future production was less than the Company’s carrying amount in the well.  The 2006 impairment loss of $597,751 was to a great extent the result of similar declines in 2006.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method.  The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets.  The provision for depletion and depreciation totaled $1,271,520 in 2007 and $1,068,146 in 2006.  Most of the increase of $203,374 is due to increased oil and gas property additions in recent years.

General, Administrative and Other Expenses (G&A).  G&A increased $247,214 (23%) to $1,304,032    in 2007 from $1,056,818 in 2006.  The increase was partly due to an increase in employee salaries and benefits of approximately $143,000 and an increase in subscription costs for energy and engineering information services of approximately $26,000. Most of the remaining increase was due to an increase in franchise taxes of about $46,000 (primarily Texas) and ad valorem taxes of almost $20,000.  The ad valorem tax increase relates to the new wells in Robertson County, Texas.

Equity Income (Loss) in Investees.  The following is an analysis of equity income (loss) in investees by entity for the years ended December 31, 2007 and 2006.  See Note 7 to the accompanying financial statements included below in Item 7, for more information.

	Net Income (Loss)		2007 Income
	2007	2006	Over 2006
Broadway Sixty-Eight, Ltd.	$42,148	$10,785	$31,363
Millennium Golf Properties, LLC	(320)	(4,291)	3,971
OKC Industrial Properties, LC	19,362	942	18,420
JAR Investment, LLC	4,875	6,827	(1,952)
Total	$66,065	$14,263	$51,802

Other Income (Loss), Net.  See Note 11 to the accompanying financial statements for an analysis of the components of this line item for the years ended 2007 and 2006. Other income, net increased $223,260 (43%) to $739,816 in 2007 from $516,556 in 2006.

Net realized and unrealized gains on trading securities increased $11,039 (33%) to $44,680 in 2007 from $33,641 in 2006. Realized gains or losses result when a trading security which is owned is sold.  Unrealized gains or losses result from adjusting the Company’s carrying amount in trading securities owned at the reporting date to estimated fair market value.  In 2007, the Company had realized gains of $13,371 and unrealized gains of $31,309.  In 2006, the Company had realized gains of $6,406 and unrealized gains of $27,235.

Accrual basis interest income increased $171,832 (52%) to $498,430 in 2007 from $326,598 in 2006.  The increase was the result of an increase in the average rate of return on cash equivalents and available for sale securities from which most of interest income is derived.  The average rate of return increased 0.58% to 4.29% in 2007 from 3.71% in 2006, and the average balance outstanding of $11,351,296 increased $3,760,566 (50%) from $7,590,730 in 2006.

Most of the remaining increase in this line item was due to the increase in gains on asset sales of $44,208 to $193,094 in 2007 from $148,886 in 2006.   The increase in the gains on asset sales was due primarily to a $175,458 gain on the sale of the Company’s ownership interest in Millennium Golf Properties, LLC. Other miscellaneous property disposals accounted for the remaining net gains of about $18,000.

Provision for Income Taxes.  See Note 6, to the accompanying financial statements for an analysis of the various components of income taxes in 2007, the Company had an estimated provision for income taxes of $2,923,758 as the result of a current tax provision of $2,521,852 plus a deferred tax provision of $401,906. In 2006, the Company had an estimated provision for income taxes of $1,476,135 as the result of a current tax provision of $1,456,305 plus a deferred tax provision of $19,830.

ITEM 7.    FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Reserve Petroleum Company

We have audited the accompanying balance sheets of THE RESERVE PETROLEUM COMPANY as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
March 25, 2008

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	December 31,
	2007	2006
Current Assets:
Cash and Cash Equivalents (Note 2)	$1,232,376	$1,321,707
Available for Sale Securities (Notes 2 & 5)	12,445,531	7,473,252
Trading Securities (Notes 2 & 5)	337,201	289,729
Refundable Income Taxes	-	52,547
Receivables (Note 2)	2,312,323	2,616,395
Prepaid Expenses	103,373	-
	16,430,804	11,753,630
Investments:
Equity Investments (Notes 2 & 7)	423,378	440,480
Other	15,298	15,298
	438,676	455,778
Property, Plant & Equipment (Notes 2, 8 & 10):
Oil & Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,156,804	842,872
Proved Properties	14,135,166	10,752,832
	15,291,970	11,595,704
Less - Valuation Allowance and Accumulated
Depreciation, Depletion & Amortization	7,731,266	6,630,682
	7,560,704	4,965,022
Other Property & Equipment, at Cost	376,843	366,108
Less - Accumulated Depreciation & Amortization	244,510	203,219
	132,333	162,889
Total Property, Plant and Equipment	7,693,037	5,127,911
Other Assets	320,667	312,758
Total Assets	$24,883,184	$17,650,077

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2007	2006
Current Liabilities:
Accounts Payable (Note 2)	$304,288	$107,426
Income Taxes Payable	153,094	-
Other Current Liabilities - Deferred Income Taxes and Other	379,832	582,062
	837,214	689,488
Long Term Liabilities:
Dividends Payable (Note 3)	324,930	230,879
Deferred Tax Liability (Note 6)	1,168,685	600,928
	1,493,615	831,807
Commitments & Contingencies (Notes 2 & 7)

Total Liabilities	2,330,829	1,521,295

Stockholders’ Equity: (Notes 3 & 4)
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	22,957,809	16,407,036
	23,115,177	16,564,404
Less - Treasury Stock, at Cost	562,822	435,622
Total Stockholders’ Equity	22,552,355	16,128,782
Total Liabilities and Stockholders’ Equity	$24,883,184	$17,650,077

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006

Operating Revenues:
Oil & Gas Sales	$13,915,566	$9,719,183
Lease Bonuses & Other Revenues	417,152	213,766
	14,332,718	9,932,949
Operating Costs and Expenses:
Production	1,672,576	1,061,304
Exploration	237,507	803,860
Depreciation, Depletion, Amortization& Valuation Provisions	1,472,849	1,790,730
General, Administrative and Other	1,304,033	1,056,818
	4,686,965	4,712,712
Income from Operations	9,645,753	5,220,237
Equity Income in Investees (Note 7)	66,065	14,263
Other Income, Net (Note 11)	739,816	516,556
Income before Income Taxes	10,451,634	5,751,056
Provision for Income Taxes (Notes 2 & 6)	2,923,758	1,476,135
Net Income	$7,527,876	$4,274,921
Per Share Data (Note 2):
Net Income, Basic and Diluted	$46.25	$26.14
Cash Dividends	$6.00	$4.00
Weighted Average Shares Outstanding, Basic and Diluted	162,759	163,544

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2007

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance at January 1, 2006	$92,368	$65,000	$12,786,650	$ (389,942)

Net Income	-	-	4,274,921	-

Cash Dividends on Common Stock	-	-	(654,535)	-

Purchase of Treasury Stock	-	-	-	(45,680)
Balance at December 31, 2006	92,368	65,000	16,407,036	(435,622)

Net Income	-	-	7,527,876	-

Cash Dividends on Common Stock	-	-	(977,103)	-

Purchase of Treasury Stock	-	-	-	(127,200)

Balance at December 31, 2007	$92,368	$65,000	$22,957,809	$(562,822)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Cash Received-
Oil and Gas Sales	$14,243,622	$9,119,666
Lease Bonuses and Coal Royalties	431,363	301,301
Agricultural Rentals & Other	5,286	5,294
Cash Paid-
Production Costs	(1,674,572)	(1,049,288)
Exploration Costs	(340,993)	(582,426)
General Suppliers, Employees and Taxes, Other than Income Taxes	(1,342,259)	(1,017,900)
Interest Received	487,162	281,548
Interest Paid	(3,933)	(3,968)
Settlement of Class Action Lawsuits	467	4,440
Dividends Received on Trading Securities	1,791	1,665
Purchase of Trading Securities	(669,307)	(341,666)
Sale of Trading Securities	666,515	340,011
Income Taxes Paid, net	(2,316,211)	(1,840,264)
Net Cash Provided by Operating Activities	$9,488,931	$5,218,413

Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	18,290,624	12,141,847
Purchase of Available for Sale Securities	(23,262,903)	(14,092,999)
Proceeds from Disposal of Property	24,016	643,762
Purchase of Property, Plant and Equipment	(3,878,372)	(2,663,354)
Cash Distributions from Equity Investments	258,625	24,000
Net Cash Applied to Investing Activities	$(8,568,010)	$(3,946,744)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash Flows Applied to Financing Activities:
Dividends Paid to Shareholders	$(883,052)	$(608,403)
Purchase of Treasury Stock	(127,200)	(45,680)
Total Cash Applied to Financing Activities	$(1,010,252)	$(654,083)
Net Change in Cash and Cash Equivalents	(89,331)	617,586
Cash and Cash Equivalents at Beginning of Year	1,321,707	704,121
Cash and Cash Equivalents at End of Year	$1,232,376	$1,321,707
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$7,527,876	$4,274,921

Net Income Increased (Decreased) by - Net Change in -
Unrealized Holding (Gains) on Trading Securities	(31,309)	(27,235)
Accounts Receivable	328,940	(479,326)
Interest and Dividends Receivable	(11,268)	(45,050)
Income Taxes Refundable/Payable	205,641	(383,959)
Accounts Payable	17,280	(21,773)
Trading Securities	(16,163)	(8,060)
Other Assets	(111,283)	(7,876)
Deferred Taxes	401,906	19,830
Other Liabilities	(36,379)	42,582
Equity Income in Investees	(66,065)	(14,263)
Gain from Sale of Equity Investment	(175,458)	---
Disposition of Property & Equipment	(17,636)	77,893
Depreciation, Depletion, Amortization and Valuation Provisions	1,472,849	1,790,729
Net Cash Provided by Operating Activities	$9,488,931	$5,218,413

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

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas and South Dakota.  The Company had three purchasers in 2007 and two purchasers in 2006 whose purchases were in excess of 10% of total oil and gas sales.   In 2007, ConocoPhillips purchases were $3,853,591 or 27.7% of total oil and gas sales; Redland Resources, Inc. purchases were $1,974,769, or 14.2% of total oil and gas sales; and  Luff Exploration Company purchases were $1,643,498 or 11.8% of total oil and gas sales.  In 2006, XTO Energy purchases were $1,494,274, or 15.4% of total oil and gas sales and Burlington Resources purchases were $1,719,354 or 17.7% of total oil and gas sales.

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

Accounting Changes

During 2007 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements”, (SFAS No. 157) and Interpretation 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48).  See Note 6 for FIN 48 disclosures and Note 9 for SFAS No. 157 accounting and disclosures. Our implementation of SFAS No. 157 required no change from the Company’s previous accounting methods or disclosures for financial instruments.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations", a revision of SFAS No.141, "Business Combinations" and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" at the acquisition date and require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the purchase price. SFAS No.160 changes the accounting and reporting for noncontrolling interests in consolidated financial statements. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of these pronouncements should have no impact on the Company's results of operations.

Also in December 2007, the Securities and Exchange Commission issued SAB 110, "Certain Assumptions Used in Valuation Methods", which extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. This bulletin has no impact on the Company as we have never issued stock options.

Note 3 - DIVIDENDS PAYABLE

Dividends payable include amounts that are due to stockholders whom the Company has been unable to locate and uncashed dividend checks of other stockholders.

Note 4 - COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

	Shares	Shares of Treasury	Shares
	Issued	Stock	Outstanding

January 1, 2006, $.50par value stock, 400,000 shares authorized	184,735.28	21,101.64	163,633.64
Purchase of stock	-	313.00	(313.00)

December 31, 2006, $.50par value stock, 400,000 shares authorized	184,735.28	21,414.64	163,320.64
Purchase of stock	-	795.00	(795.00)

December 31, 2007, $.50par value stock, 400,000 shares authorized	184,735.28	22,209.64	162,525.64

Note 5 - INVESTMENTS IN DEBT AND EQUITY SECURITIES

At December 31, 2007 and 2006, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not required.   The available for sale securities by contractual maturity are as follows at December 31, 2007:

Due within one year or less	$12,445,531

As to the trading securities held at year end, unrealized trading gains included in earnings were $31,309 for 2007 and $27,235 for 2006.

Note 6 - INCOME TAXES

Components of deferred taxes follow:

	December 31,
	2007	2006
Assets
Leasehold Costs	$321,115	$403,749
Gas Balancing Receivable	52,379	52,379
Long-Lived Asset Impairment	379,245	442,968
Other	19,313	33,906
Total Assets	772,052	933,002

Liabilities
Marketable Securities	23,214	12,447
Receivables	309,690	486,309
Intangible Development Costs and Depreciation	1,940,737	1,533,930
Total Liabilities	2,273,641	2,032,686

Net Deferred Tax Liability	$(1,501,589)	$(1,099,684)

 The following table summarizes the current and deferred portions of income tax expense.
	Year Ended December 31,
	2007	2006
Current Tax Provision:
Federal	$2,500,860	$1,442,705
State	20,992	13,600
	2,521,852	1,456,305

Deferred Provision	401,906	19,830
Total Provision	$2,923,758	$1,476,135

The total provision for income tax expressed as a percentage of income before income tax was 28% in 2007 and 25% in 2006.  These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 34% for 2007 and 2006 to income before income tax as summarized in the following reconciliation:

	Year Ended December 31,
	2007	2006
Computed Federal Tax
Provision	$3,553,556	$1,950,599

Increase (Decrease) in Tax From:

Allowable Depletion in Excess of Basis	(696,697)	(501,642)
Dividend Received Deduction	(439)	(408)
State Income Tax Provision	20,992	13,600
Other	46,346	13,986
Provision for Income Tax	$2,923,758	$1,476,135

Effective Tax Rate	28%	25%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on January 1, 2007. Our calculation of the current income tax provision for the twelve months ended December 31, 2007 includes two tax positions that should be disclosed as a result of the implementation of FIN 48. One position concerns the recognition of income relating to estimated revenue accruals.  The other position concerns the deductibility of expense relating to leasehold cost depletion.  The ultimate recognition or deductibility is highly certain but there is uncertainty about the timing of the revenue recognition or the expense deduction.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the later revenue recognition or the shorter deductibility period would not affect the annual effective tax rate.  It would accelerate the payment of cash to the taxing authority to an earlier period. Assuming 100% probability of disallowance, the interest and penalties that could result would be immaterial to the current operating results.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2006 and 2007, the Company had an approximate $50,000 tax liability accrued for this contingency.

Note 7 -	INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying values of Equity Investments consist of the following at December 31:

	Ownership %	2007	2006
Broadway Sixty-Eight, Ltd.	33%	378,624	$336,476
JAR Investment, LLC	25%	(6,901)	(151)
Millennium Golf Properties, LLC	9%	-	49,862
OKC Industrial Properties, L.L.C.	10%	51,655	54,293
		$423,378	$440,480

Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the “Partnership”), owns and operates an office building in Oklahoma City, Oklahoma.  Although the Company invested as a limited partner, along with the other limited partners, it agreed jointly and severally with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments.

The Company leases its corporate office from the Partnership.  The operating lease under which the space was rented expired December 31, 1995, and the space is currently rented on a year-to-year basis under the terms of the expired lease.  Rent expense for lease of the corporate office from the Partnership was approximately $28,000 for each of the years ended December 31, 2007 and 2006.

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $148,419 at December 31, 2007.  This loan matures November 27, 2008.   Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at December 31, 2007 (based on the original loan amount) is $169,750 plus costs and expenses related to enforcement and collection.

In late June 2005, JAR sold all real estate except the portion with the retail/commercial center developed by the M-E joint venture discussed above.  At closing, the JAR bank loan secured by the property being sold was paid off and the Company’s guarantee agreement relating to this loan was terminated.

In December 2007, the Company sold its 9% ownership in Millennium Golf Properties, LLC an Oklahoma limited liability company to the remaining owners for $225,000. The sale resulted in a gain of $175,458 recorded in the 2007 results of operations.

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

All of the Company’s oil and gas operations are within the continental United States.  In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2007	2006
Acquisition of Properties

Unproved	$531,971	$388,653

Proved	$-	$-

Exploration Costs	$1,148,093	$2,006,234

Development Costs	$2,592,319	$806,886

Note 9 - FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information as of December 31, 2007 and 2006, which pertains to the Company's financial instruments and does not purport to represent the aggregate net fair value of the Company.  The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

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

4.      Dividends Payable

The carrying amount approximates fair value.  Fair value is the amount that will be paid on demand at the reporting date.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$1,232,376	$1,232,376	$1,321,707	$1,321,707
Available for Sale Securities	12,445,531	12,445,531	7,473,252	7,473,252
Trading Securities	337,201	337,201	289,729	289,729
Financial Liabilities
Dividends Payable	(324,930)	(324,930)	(230,879)	(230,879)

Note 10 -  LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows.    Impairment losses totaling $67,745 for the year ended December 31, 2007 and $597,751 for the year ended December 31, 2006 are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions.

Note 11 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the years ended 2007 and 2006:

	2007	2006
Net Realized and Unrealized Gain On Trading Securities	$44,680	$33,641
Gain on Asset Sales	193,094	148,886
Interest Income	498,430	326,598
Settlements of Class Action Lawsuits	468	2,925
Agricultural Rental Income	5,600	5,600
Dividend and Other Income	1,791	3,193
Interest and Other Expenses	(4,247)	(4,287)
Other Income, Net	$739,816	$516,556

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

Mesquite, Mid-American and LLTD share facilities and employees, including executive officers, with the Company.  The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred during 2007 by payment to the Company in the amount of $129,539 by Mesquite, $129,539 by Mid-American and $129,539 by LLTD. Reimbursements for 2006 were $196,011 by Mesquite, $138,361 by Mid-American and $92,241 by LLTD.  Included in the 2007 amounts, Mesquite paid $85,109, Mid-American $85,109 and LLTD $85,109 for their share of salaries.  In 2006, the share of salaries paid by Mesquite was $127,441, Mid-American $89,959, and LLTD $59,972.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTERESTS RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2007	2006
Oil & Natural Gas Liquids (Bbls)

Proved Developed and Undeveloped Reserves

Beginning of Year	232,438	112,639

Revisions of Previous Estimates	(23,101)	(4,831)

Extensions and Discoveries	143,505	93,250

Improved Recovery	-	58,315

Production	(61,853)	(26,935)

End of Year	290,989	232,438

Proved Developed Reserves

Beginning of Year	232,438	112,639

End of Year	290,989	232,438

Gas (MCF)

Proved Developed and Undeveloped Reserves

Beginning of Year	1,710,576	1,637,881

Revisions of Previous Estimates	71,721	50,425

Extensions and Discoveries	227,161	349,555

Production	(345,098)	(327,285)

End of Year	1,664,360	1,710,576

Proved Developed Reserves

Beginning of Year	1,710,576	1,637,881

End of Year	1,664,360	1,710,576

 See notes on next page

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTERESTS RESERVE QUANTITY INFORMATION
(Unaudited)

Notes	1.
Estimates of royalty interests’ reserves have not been included because the information required for the estimation of said reserves is not available.  The Company’s share of production from its net royalty interests was 13,181 Bbls of oil and 1,052,063 MCF of gas for the year ended December 31, 2007, and 15,418 Bbls of oil and 794,760  MCF of gas for the year ended December 31, 2006.

2.
The preceding table sets forth estimates of the Company’s proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company’s engineer for the years ended December 31, 2007 and 2006.  All reserves are located within the United States.

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

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTERESTS
OIL AND GAS RESERVES
(Unaudited)

	At December 31,
	2007	2006

Future Cash Inflows	$35,190,438	$24,863,088

Future Production and Development Costs	(8,837,987)	(7,264,337)

Future Income Tax Expense	(6,360,828)	(4,074,274)

Future Net Cash Flows	19,991,623	13,524,477

10% Annual Discount for Estimated Timing of Cash Flows	(7,189,387)	(4,623,498)

Standardized Measure of Discounted Future Net Cash Flows	$12,802,236	$8,900,979

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

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2007	2006
Standardized Measure, Beginning of Year	$8,900,979	$7,581,451

Sales and Transfers, Net of Production Costs	(5,192,909)	(2,976,797)

Net Change in Sales and Transfer Prices, Net of Production Costs	3,248,497	(2,151,180)

Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	5,585,157	5,248,422

Revisions of Quantity Estimates	730,817	86,611

Accretion of Discount	1,120,315	1,051,479

Net Change in Income Taxes	(1,771,303)	631,164

Changes in Production Rates(Timing) and Other	180,682	(570,171)

Standardized Measure, End of Year	$12,802,235	$8,900,979

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

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

The Company's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

The management of The Reserve Petroleum Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements, and provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

/s/ Mason McLain	/s/ James L. Tyler
Mason McLain, President	James L. Tyler, 2nd Vice President
Principal Executive Officer	Principal Financial Officer
March 26, 2008	March 26, 2008

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information regarding directors and executive officers, compliance with Section 16(a) of the Exchange Act, the Company’s Code of Ethics, and Corporate Governance in the Proxy Statement is incorporated herein by reference.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

/s/Mason W. McLain
By:	Mason W. McLain, President
(Principal Executive Officer)

/s/James L. Tyler
By:	James L. Tyler, 2nd Vice President
(Principal Financial Officer)

Date:  March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Mason McLain	/s/ Jerry L. Crow
Mason W. McLain (Director)	Jerry L. Crow (Director)
March 26, 2008	March 26, 2008

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 26, 2008	March 26, 2008