Form 10-Q
period 2008-03-31
RESERVE PETROLEUM CO
filed 2008-05-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8157

THE RESERVE PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-0237060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6801 N. Broadway, Suite 300, Oklahoma City  OK 73116-9092
(Address of principal executive offices)

(405) 848-7551
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No   ☒

As of  May 7, 2008, 162,336.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,439,040	$1,232,376
Available for Sale Securities	12,488,389	12,445,531
Trading Securities	289,009	337,201
Receivables	2,559,417	2,312,323
Prepaid Expenses	55,662	103,373
	17,831,517	16,430,804
Investments:
Equity Investments	486,242	423,378
Other	15,298	15,298
	501,540	438,676
Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,228,785	1,156,804
Proved Properties	15,466,850	14,135,166
	16,695,635	15,291,970
Less - Valuation Allowance and Accumulated Depreciation, Depletion & Amortization	8,085,457	7,731,266
	8,610,178	7,560,704
Other Property & Equipment, at Cost	377,135	376,843
Less - Accumulated Depreciation & Amortization	254,779	244,510
	122,356	132,333
Total Property, Plant & Equipment	8,732,534	7,693,037
Other Assets	315,587	320,667

Total Assets	$27,381,178	$24,883,184

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2008	2007
	(Unaudited)
Current Liabilities:
Accounts Payable	$143,324	$304,288
Income Taxes Payable	210,246	153,094
Other Current Liabilities -Deferred Income Taxes and Other	400,577	379,832
	754,147	837,214
Long Term Liabilities:
Dividends Payable	322,281	324,930
Deferred Income Taxes	1,294,805	1,168,685
	1,617,086	1,493,615

Total Liabilities	2,371,233	2,330,829

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	25,440,679	22,957,809
	25,598,047	23,115,177
Less – Treasury Stock	588,102	562,822
Total Stockholders’ Equity	25,009,945	22,552,355

Total Liabilities and Stockholders’ Equity	$27,381,178	$24,883,184

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating Revenues:
Oil and Gas Sales	$4,337,069	$2,797,278
Lease Bonuses and Other	225,453	146,750
	4,562,522	2,944,028
Operating Costs and Expenses:
Production	420,416	359,607
Exploration	60,801	2,646
Depreciation, Depletion, Amortization and Valuation Provisions	413,681	320,242
General, Administrative and Other	310,966	291,844
	1,205,864	974,339
Income from Operations	3,356,658	1,969,689
Other Income, Net	95,247	121,169
Income Before Income Taxes	3,451,905	2,090,858
Provision for Income Taxes:
Current	857,170	480,684
Deferred	111,865	197,803
Total Provision for Income Taxes	969,035	678,487
Net Income	$2,482,870	$1,412,371
Per Share Data
Net Income, Basic and Diluted	$15.29	$8.66

Weighted Average Shares Outstanding, Basic and Diluted	162,437	163,109

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended
	March 31,
	2008	2007

Net Cash Provided by Operating Activities	$2,717,467	$1,841,208
Cash Flows Applied to Investing Activities:
Purchases of Available for Sale Securities	(2,245,092)	(2,769,815)
Maturity of Available for Sale Securities	2,202,234	2,704,499
Proceeds from Disposal of Property	960	1,170
Purchase of Property, Plant & Equipment	(1,397,360)	(387,829)
Cash Distribution from Equity Investment	875	3,750
Purchase of Equity Investment in Gathering System	(44,491)	—
Net Cash Applied to Investing Activities	(1,482,874)	(448,225)
Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(2,649)	(445)
Purchase of Treasury Stock	(25,280)	(72,320)
Total Cash Applied to Financing Activities	(27,929)	(72,765)
Net Change in Cash and Cash Equivalents	1,206,664	1,320,218
Cash and Cash Equivalents, Beginning of Period	1,232,376	1,321,707
Cash and Cash Equivalents, End of Period	$2,439,040	$2,641,925
Supplemental Disclosures of Cash Flow Information,
Cash Paid During the Periods for:
Interest	$3,850	$3,750
Income Taxes	$800,018	$500,000

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

 Note 1 – BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, the unaudited interim condensed financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted.  The accompanying condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-KSB.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results of the interim periods presented.  The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME,   NET

The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Realized and Unrealized Gain (Loss) On Trading Securities	$(48,581)	$7,254
Gain on Asset Sales	960	585
Interest Income	125,858	109,828
Equity Earnings in Investees	19,249	6,823
Other Income	1,695	593
Interest and Other Expenses	(3,934)	(3,914)
Other Income, Net	$95,247	$121,169

Note 3 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consist of the following:

		March 31,	December 31,
	Ownership %	2008	2007
Broadway Sixty-Eight, Ltd.	33%	$396,278	$378,624
JAR Investment, LLC	25%	(6,182)	(6,901)
Bailey Hilltop Pipeline, LLC	10%	44,491	—
OKC Industrial Properties, LLC	10%	51,655	51,655
		$486,242	$423,378

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $146,982 at March 31, 2008.  This loan matures November 27, 2008.   Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at March 31, 2008 was $169,750 plus costs and expenses related to enforcement and collection.

In March 2008, the Company purchased a 10% interest in the Bailey Hilltop Pipeline, LLC (Bailey) an Oklahoma limited liability company.  Bailey was formed to construct and operate a gathering system for gas produced from wells drilled on the Bailey Hilltop prospect in Grady County, Oklahoma.

Note 4 – PROVISION FOR INCOME TAXES

In 2008 and 2007, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Unaudited)

This discussion and analysis should be read with reference to a similar discussion in the Company’s December 31, 2007, Form 10-KSB filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 9 of the Company’s Form 10-KSB for the year ended December 31, 2007.

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

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-Q to supplement the following discussion.   In the first quarter of 2008, the Company continued to fund its business activity through the use of internal sources of cash.  The Company had cash provided by operations of $2,717,467 and cash provided by the maturities of available for sale securities of $2,202,234. Property dispositions and equity investment distributions combined, provided an additional $1,835 of cash for total cash provided by internal sources of $4,921,536.  The Company utilized cash for the purchase of available for sale securities of $2,245,092, for oil and gas property additions of $1,441,851 (including gathering system equity investment) and financing activities of $27,929.  Cash and cash equivalents increased $1,206,664 (98%) to $2,439,040.

Discussion of Significant Changes in Working Capital.  In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2007.  A discussion of these items follows.

Trading securities decreased $48,192 (14%) to $289,009 from $337,201.  All of the decrease is due to a $58,864 decline in unrealized gains which represent the change in the market value of the securities over their original cost.  This decline was offset by a $10,672 increase that represents the earnings from the securities plus the net realized gains for the first quarter of 2008.  All earnings and net realized gains are reinvested in additional securities.

Receivables increased $247,094 (11%) to $2,559,417 from $2,312,323.  The increase was due mostly to a $193,100 increase in purchaser receivables due to increased average monthly sales for the first quarter of 2008 compared to the fourth quarter of 2007.  The remaining $53,994 increase was due to an increase in interest and other receivables.

Prepaid expenses decreased $47,711 (46%) to $55,662 from $103,373. This decline was due to seismic expense associated with work performed in the first quarter of 2008 on the Harper County, Kansas prospect. These expenses were prepaid at December 31, 2007.  See “Exploration Costs” in the “Results of Operations” section below for more discussion of this activity.

Accounts payable decreased $160,964 (53%) to $143,324 from $304,288.  This decrease was primarily due to an increase in prepaid or advance well drilling billings for the first quarter of 2008 compared to the fourth quarter of 2007.  Actual current drilling activity and billings are charged against these advances which are included in the “Property, Plant and Equipment” section of the Balance Sheet. Due to the increased drilling activity in the first quarter of 2008, the advance billings balance has increased about $600,000 from $300,000 at the end of 2007 to about $900,000 at the end of the first quarter of 2008. See “Exploration Costs” in the “Results of Operations” section below for more discussion of the current drilling activity.

Income taxes payable increased $57,152 (37%) to $210,246 from $153,094. This increase was due to timing and larger estimated tax payments as a result of the increased current Federal and State income taxes for the first quarter of 2008 compared to the fourth quarter of 2007.

Deferred income taxes and other liabilities increased $20,745 (5%) to $400,577 from $379,832. The increase is due to an increase of $35,000 in ad valorem tax accruals offset by a decrease in current deferred taxes payable of $14,255.  Ad valorem (property) taxes are mostly for Texas properties and are accrued for the first three quarters each year and usually paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in the above paragraph, net cash provided by operating activities was $2,717,467 in 2008, an increase of $876,259 (48%) from the comparable period in 2007.  The increase was primarily the result of an increase in revenue from oil and gas sales offset by an increase in operating expense. For more information see, “Operating Revenues” and “Operating Costs and Expenses” below.

Available for sale securities at March 31, 2008 and December 31, 2007 are comprised entirely of US Treasury Bills with six month maturities.  During the quarter ended March 31, 2008, $2,202,234 of these securities matured and the cash was used to purchase new securities.

Cash applied to the purchase of property additions in 2008 was $1,397,360, an increase of $1,009,531 (260%) from cash applied in 2007 of $387,829.  In both 2008 and 2007, all cash applied to property additions was related to oil and gas exploration and development activity. The increase in property additions for 2008 is due to the increased exploration and development drilling activity.  See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion.  Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2007, would not be representative of the Company’s current position.

2.	Material Changes in Results of Operations Three Months Ended March 31, 2008, Compared with Three Months Ended March 31, 2007.

Net Income increased $1,070,499 (76%) to $2,482,870 in 2008 from $1,412,371 in 2007.  Net income per share, basic and diluted, increased $6.63 to $15.29 per share in 2008 from $8.66 per share in 2007.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues.    Revenues from oil and gas sales increased $1,539,791 (55%) to $4,337,069 in 2008 from $2,797,278 in 2007.  Of the $1,539,791 increase, crude oil sales contributed $763,162, natural gas sales contributed $747,275 and miscellaneous oil and gas product sales increased $29,354.

The $763,162 (82%) increase in oil sales to $1,689,444 in 2008 from $926,282 in 2007 was the result of an increase in the volume sold and the average price per barrel (Bbl).  The volume of oil sold increased 1,440 Bbls to 18,916 Bbls in 2008 resulting in a positive volume variance of $76,322.  The average price per Bbl increased $36.31 to $89.31 per Bbl in 2008 resulting in a positive price variance of $686,840. The increase in oil volumes sold was mostly due to production from the Harding County, South Dakota and Woods County, Oklahoma wells, for new oil production added in the last half of 2007 and early 2008.

The $747,275 (41%) increase in gas sales to $2,584,923 in 2008, from $1,837,648 in 2007, was the result of an increase in the volume sold and the average price per thousand cubic feet (MCF).   The volume of gas sold increased 31,231 MCF to 346,480 MCF in 2008 from 315,249 MCF in 2007, for a positive volume variance of $182,051.  The average price per MCF increased $1.63 to $7.46 per MCF in 2008, from $5.83 per MCF in 2007, resulting in a positive price variance of $565,224.

The increase in gas volumes sold in 2008 was due primarily to increased sales from the Robertson County, Texas royalty interest properties. These properties provided approximately 58% of the Company’s first quarter 2008 gas sales volumes and about 50% of the first quarter 2007 gas sales volumes.  See sub-heading “Operating Revenues” on page 15 of the Company’s 2007 Form 10-KSB for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based.  These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $62,702 in 2008, as compared to $33,348 in 2007.

Lease bonuses of $185,151 for the first quarter of 2008 were for leases and lease extensions for Company owned minerals (primarily in Texas).  Lease bonuses for the first quarter of 2007 were $100,335.

Coal royalties were $40,302 for the first quarter of 2008 compared to $46,415 for the first quarter of 2007,   for coal mined during this period on some North Dakota leases.   See sub-heading “Operating Revenues” on page 15 of the Company’s 2007 Form 10-KSB for more information about these properties.

Operating Costs and Expenses.   Operating costs and expenses increased $231,525 (24%) to $1,205,864 in 2008 from $974,339 in 2007.  Material line item changes will be discussed and analyzed in the following paragraphs.

Production Costs.   Production costs increased $60,809 (17%) in 2008 to $420,416 from $359,607 in 2007.  Of this increase, $75,529 was due to lease operating expense and transportation and compression expense increases. The transportation and compression expense increased $22,000 to $104,575 in 2008 from $82,575 in 2007.  Most of this increase is associated with Robertson County, Texas production.  Lease operating expense increased $53,529 to $198,220 in 2008 from $144,691 in 2007.  Most of this increase was due to operating expenses on new wells in Harding County, South Dakota and Woods County, Oklahoma which first produced after March 31, 2007.  Production taxes decreased $14,720 (11%) to $117,621 in 2008 from $132,341 in 2007.  This decline was due to production tax refunds of previous year’s taxes on the Robertson County wells.  See sub-heading “Production Costs” on page 16 of the Company’s 2007 Form 10-KSB for more information about these refunds.

Exploration Costs.   Total exploration expense increased $58,155 to $60,801 in 2008 from $2,646 in 2007.  The increase was due mostly to increased geological and geophysical expense in 2008 versus 2007.

The following is a summary as of May 7, 2008, updating both exploration and development activity from December 31, 2007.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Barber County, Kansas prospect.  Both wells were started in January 2008 and completed in March 2008 as commercial oil and gas producers.  Capitalized costs were $176,106  for the period ended March 31, 2008, including $9,473 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect.  The first well was started in January 2008 and the second in February 2008.  Both were completed in March 2008 as commercial oil and gas wells.  The Company participated with a 17.4% working interest in the drilling of another development well which was started in March 2008.  A completion attempt is currently in progress.  Capitalized costs totaled $340,903 as of March 31, 2008, including $231,818 in prepaid drilling costs.

In 2007 the Company participated in the drilling and completion of an exploratory well on a Grady County, Oklahoma prospect in which it has a 10% interest.  Sales commenced in April 2008 following the construction of a pipeline, with gas and gas condensate flowing at a commercial rate.  Another exploratory well was started in February 2008 and a completion attempt is currently in progress.  Two additional exploratory wells have been proposed.  Total capitalized costs for the period ended March 31, 2008 were $190,113.

The Company participated with a 12% working interest in the drilling of a development well on a Woods County, Oklahoma prospect.  The well was started in December 2007 and completed in January 2008 as a commercial oil and gas producer.  Two additional development wells (16% and 14% working interests) are planned for the second quarter of 2008.  Total costs for this well through March 31, 2008 were $85,800, including $15,747 in prepaid drilling costs.

In 2007 the Company participated with a 16% interest in the drilling and completion of an exploratory well on a Woods County, Oklahoma prospect.  Sales commenced in February 2008 with oil and gas flowing at a commercial rate.  The Company participated with an 8% working interest in the drilling of another exploratory well in March 2008.  A completion attempt is currently in progress.  Total prepaid drilling costs for the period ended March 31, 2008 were $51,200.

The Company participated with an 18% interest in the development of nine prospects along a trend in Comanche and Kiowa Counties, Kansas.  An exploratory well (Company working interest 18%) was drilled in April 2008 and is currently awaiting a completion attempt.  A second exploratory well (16.2% interest) was started in April 2008 and is currently drilling. Total leasehold costs through March 31, 2008 were $225,180.

A 3-D seismic survey was started in February 2008 on a Harper County, Kansas prospect in which the Company has a 16% interest.  Weather delays forced the suspension of the survey prior to completion; however, data was acquired over most of the prospect acreage.  Two potential structures have been identified and two exploratory wells will be drilled starting in June or July 2008.  The seismic survey will be completed later in the year.  At March 31, 2008, $55,662 in prepaid seismic expense was carried as a current asset and $47,711 was expensed in the first quarter of 2008.

In March 2008 the Company participated with its 18% interest in the drilling of an exploratory well on a Logan County, Oklahoma prospect.  A completion attempt is currently in progress. Capitalized costs for the period ended March 31, 2008 were $81,890, including $77,928 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of two development wells on a Woods County, Oklahoma prospect.  Both were started in November 2007 and completed in February 2008 as commercial oil and gas wells.    Total costs for these wells through March 31, 2008 were $228,800, including $119,903 in prepaid drilling costs.

The Company participated with a 21.5% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect.  The well was started in November 2007 and completed in February 2008 as a commercial gas producer.  It also makes some oil.  An additional development well is planned for the second quarter of 2008.   Total costs for this well though March 31, 2008  were $147,375, including $9,545 in prepaid drilling costs.

In March 2008 the Company purchased a 21% interest in 637.5 net acres of leasehold on a Lincoln County, Oklahoma prospect for $13,388.  A step-out dual lateral horizontal well was started in March 2008.  Drilling difficulties were encountered and neither lateral reached its planned total depth; however, a completion attempt is currently in progress.  Prepaid drilling costs as of March 31, 2008 were $448,481.

In April 2008 the Company purchased a 2.75% interest in 2,064 net acres of leasehold on a Garvin County, Oklahoma prospect for $14,795, including $3,300 for seismic.  An exploratory well was started in May 2008 and is currently drilling.

The Company participated with an 18% interest in the development of a McClain County, Oklahoma prospect.  Acreage has been acquired and it is likely that an exploratory well will be drilled in the second half of 2008.  Leasehold costs to date are $6,579.

The Company is participating with a 50% interest in the development of another McClain County, Oklahoma prospect.  Acreage is being acquired and a 3-D seismic survey is likely.  The Company will sell down its interest prior to any drilling.  Leasehold costs to date are $55,908.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A).    DD&A increased $93,439 (29%)  to $413,681 in 2008 from $320,242 in 2007.   The change was mostly the result of an increase of $89,395 in the depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells.   The increase in depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells is due to costs related to wells which first produced after March 31, 2007, as the Company uses the units of production method for calculating these expenses.

General, Administrative and Other (G&A).  G&A increased $19,122 (7%) to $310,966 in 2008 from $291,844 in 2007.  Ad valorem and other tax increases accounted for about $5,000 of the increase.   Salaries and benefits increases accounted for most of the remaining $14,122 of the increase.

Other Income, Net.     This line item decreased $25,922 to $95,247 in 2008 from $121,169 in 2007.  See Note 2, to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities losses in 2008 were $(48,581), as compared to gains of $7,254 in 2007, a decrease of $55,835.  In 2008, the Company had realized gains of $10,283 and unrealized losses of $(58,864) from adjusting the securities to estimated fair market value.  In 2007, the Company had realized gains of $8,225 and unrealized losses of $(971).

Interest income increased $16,030 to $125,858 in 2008 from $109,828 in 2007.  The increase was mostly the result of an increase in the balance of these investments in 2008 versus 2007.

Equity earnings (losses) in investees increased $12,426 to net earnings of $19,249 in 2008 from net earnings of $6,823 in 2007  The following is the Company’s share of earnings (losses) for 2008 and 2007 per review of the entities’ unaudited financial statements for the three months ended March 31, 2008 and 2007:

	Earnings/(Losses)
	2008	2007
Broadway Sixty-Eight, Ltd.	$17,654	$24,517
JAR Investments, LLC	1,595	1,148
Millennium Golf Properties, LLC (Sold 12/2007)	—	(18,842)
	$19,249	$6,823

See Note 3, to the condensed statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and to JAR Investments, LLC.

Provision for Income Taxes.   The provision for income taxes increased $290,548 (43%) to $969,035 in 2008 from $678,487 in 2007.  The increase was due to the increase in income before income taxes of $1,361,047 to $3,451,905 in 2008 from $2,090,858 in 2007.  Of the 2008 income tax provision, the estimated current tax expense was $857,170 and the estimated deferred tax expense was $111,865.  Of the 2007 income tax provision, the current and deferred expenses were $480,684 and $197,803 respectively.  See Note 4, to the condensed statements for additional information on income taxes.

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

The effectiveness of the Company’s disclosure controls and procedures were evaluated by the Principal Executive Officer and the Principal Financial Officer as of the end of the period covered by this 10-Q.        Based on their evaluation it is their conclusion that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first quarter of 2008, including any corrective actions with regard to significant deficiencies and material weakness.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

c)	SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan 1 to Jan 31, 2008	60	$160	-	-
Feb 1 to Feb 29, 2008	18	$160	-	-
Mar 1 to Mar 31, 2008	80	$160	-	-
Total	158	$160	-	-

(1)
The Company has no formal equity security purchase program or plan.  The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

Item 6.	Exhibits

The following documents are exhibits to this Form 10-Q.  Each document marked by an asterisk is filed electronically herewith.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 9, 2008	/s/ Mason McLain
Mason McLain
Principal Executive Officer

Date: May 9, 2008	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer