Form 10-Q
period 2008-06-30
RESERVE PETROLEUM CO
filed 2008-08-13
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 8, 2008, 162,336.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART 1
FINANCIAL INFORMATION

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Derived from audited financial statements)

Current Assets:
Cash and Cash Equivalents	$2,622,400	$1,232,376
Available for Sale Securities	14,187,308	12,445,531
Trading Securities	325,296	337,201
Receivables	3,613,996	2,312,323
Prepaid Expenses	53,464	103,373
	20,802,464	16,430,804
Investments:
Equity Investments	506,343	423,378
Other	15,298	15,298
	521,641	438,676
Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,251,848	1,156,804
Proved Properties	16,028,703	14,135,166
	17,280,551	15,291,970
Less - Valuation Allowance and Accumulated Depreciation, Depletion & Amortization	8,144,533	7,731,266
	9,136,018	7,560,704
Other Property & Equipment, at Cost	377,135	376,843
Less - Accumulated Depreciation & Amortization	265,049	244,510
	112,086	132,333
Total Property, Plant & Equipment	9,248,104	7,693,037
Other Assets	316,213	320,667
Total Assets	$30,888,422	$24,883,184

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Derived from audited financial statements)

Current Liabilities:
Accounts Payable	$207,005	$304,288
Income Taxes Payable	465,650	153,094
Other Current Liabilities -Deferred Income Taxes and Other	649,139	379,832
	1,321,794	837,214
Long-Term Liabilities:
Dividends Payable	462,753	324,930
Deferred Tax Liability	1,474,206	1,168,685
	1,936,959	1,493,615

Stockholders’ Equity
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	28,066,443	22,957,809
	28,223,811	23,115,177
Less - Treasury Stock, at Cost	594,142	562,822
Total Stockholders’ Equity	27,629,669	22,552,355

Total Liabilities and Stockholders’ Equity	$30,888,422	$24,883,184

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating Revenues:
Oil & Gas Sales	$6,280,735	$2,988,841	$10,617,804	$5,786,119
Other	544,560	89,972	770,013	236,722
	6,825,295	3,078,813	11,387,817	6,022,841
Operating Costs & Expenses:
Production	721,384	398,018	1,141,800	757,625
Exploration	2,611	207	63,412	2,853
Depreciation, Depletion, Amortization and Valuation Provisions	294,843	285,969	708,524	606,211
General, Administrative and Other	375,644	332,340	686,610	624,184
	1,394,482	1,016,534	2,600,346	1,990,873

Income From Operations	5,430,813	2,062,279	8,787,471	4,031,968
Other Income, Net	572,800	171,298	668,047	292,467
Income Before Income Taxes	6,003,613	2,233,577	9,455,518	4,324,435

Provision for Income Taxes:
Current	1,371,519	614,705	2,228,689	1,095,389
Deferred	382,963	(87,334)	494,828	110,469
Total Provision for Income Taxes	1,754,482	527,371	2,723,517	1,205,858
Net Income	$4,249,131	$1,706,206	$6,732,001	$3,118,577
Per Share Data:
Net Income, Basic and Diluted	$26.17	$10.48	$41.45	$19.14
Cash Dividends	$10.00	$6.00	$10.00	$6.00
Weighted Average Shares Outstanding, Basic and Diluted	162,349	162,819	162,393	162,964

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended
	June 30,
	2008	2007

Net Cash Provided by Operating Activities	$6,379,753	$4,648,902
Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	12,445,531	10,276,561
Purchase of Available for Sale Securities	(14,187,308)	(13,000,372)
Property Dispositions	648,333	1,425
Property Additions	(2,330,855)	(1,823,074)
Cash Distributions from Equity Investments	2,975	6,375
Purchase of Equity Investment in Gathering System	(51,541)	----
Net Cash Applied to Investing Activities	(3,472,865)	(4,539,085)
Cash Flows from Financing Activities:
Payments of Dividends	(1,485,544)	(886,279)
Purchase of Treasury Stock	(31,320)	(117,280)
Cash Applied to Financing Activities	(1,516,864)	(1,003,559)
Net Change in Cash and Cash Equivalents	1,390,024	(893,742)

Cash and Cash Equivalents, Beginning of Period	1,232,376	1,321,707
Cash and Cash Equivalents, End of Period	$2,622,400	$427,965
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Periods For:
Interest	$3,853	$3,850
Income Taxes	$1,915,200	$1,000,000

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
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

Note 2 - OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Realized and Unrealized Gain (Loss) On Trading Securities	$36,091	$10,596	$(12,490)	$17,850
Gain on Asset Sales	448,056	----	449,016	585
Interest Income	73,480	128,783	199,338	238,611
Equity Earnings (Loss) in Investees	15,150	25,874	34,399	32,697
Other Income	107	6,115	1,802	6,708
Interest and Other Expenses	(84)	(70)	(4,018)	(3,984)
Other Income, Net	$572,800	$171,298	$668,047	$292,467

Note 3 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consist of the following:

		June 30,	December 31,
	Ownership %	2008	2007

Broadway Sixty-Eight, Ltd.	33%	$408,203	$378,624
JAR Investment, LLC	25%	(5,056)	(6,901)
Bailey Hilltop Pipeline, LLC	10%	51,541	----
OKC Industrial Properties, LLC	10%	51,655	51,655
		$506,343	$423,378

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $145,027 at June 30, 2007.  This loan matures November 27, 2008.   Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at June 30, 2007 was $169,750 plus costs and expenses related to enforcement and collection.

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

Financial Conditions and Results of Operations

Item 1.     Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-Q to supplement the following discussion.   In the first half of 2008, the Company continued to fund its business activity through the use of internal sources of cash.  In addition to net cash provided by operations of $6,379,753, the Company also had cash provided by maturity of available for sale securities of $12,445,531, by property dispositions of $648,333, and by distributions from equity investments of $2,975, for total cash provided by internal sources of $19,476,592.   The Company utilized cash for the purchase of available for sale securities of $14,187,308, for oil and gas property additions of $2,382,396 (including gathering system equity investment), and for financing activities of $1,516,864 for total cash applied of $18,086,568.  The excess cash provided over cash applied increased cash and cash equivalents by $1,390,024.

Discussion of Significant Changes in Working Capital.  In addition to the changes in cash and cash equivalents and available for sale securities discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2007.  A discussion of these items follows.

Available for Sale Securities increased $1,741,777 (14%) to $14,187,308 as part of the excess cash from operations was used to purchase additional securities.

Receivables increased $1,301,673 (56%) in 2008 to $3,613,996 from $2,312,323. This increase was due to a $741,387 increase in purchaser receivables and a $582,259 increase in the regular oil and natural gas revenue accruals. These increases were both due to increased average monthly revenues for the second quarter of 2008 compared to the fourth quarter of 2007. This increase was offset slightly by a net decrease in other receivables (primarily interest receivable) of $21,973. See the discussion of revenues under “Operating Revenues” in Item 2. below for more information about the increased sales of oil and natural gas.

Prepaid expenses decreased $49,909 (48%) to $53,464 from $103,373. This decline was due to seismic expense associated with work performed in the first half of 2008 on the Harper County, Kansas prospect. These expenses were prepaid at December 31, 2007.  See “Exploration Costs” in the “Results of Operations” section below for more discussion of this activity.

Accounts payable decreased $97,283 (32%) to $207,005 from $304,288.  This decrease was primarily due to the use of prepaid or advance well drilling billings at June 30, 2008 compared to December 31, 2007.  Actual current drilling activity and billings are charged against these advances which are included in the “Property, Plant and Equipment” section of the Balance Sheet. Due to the increased drilling activity in the first half of 2008, the advance billings balance has increased about $650,000 from $300,000 at the end of 2007 to about $950,000 at the end of the second quarter of 2008. See “Exploration Costs” in the “Results of Operations” section below for more discussion of the current drilling activity.

Income taxes payable increased $312,556 to $465,650 in 2008 from $153,094. The increase is due to increased estimated tax payments and the timing of the payments. See additional comments under “Provision for Income Taxes” in Item 2. below.

Deferred income taxes and other liabilities increased $269,307 (71%) to $649,139 from $379,832. The increase is due to an increase in current deferred taxes payable of $189,307 and an increase of $80,000 in property tax accruals. The deferred tax liability increase was due to the higher revenue accruals discussed in the “Receivables” change above. Property taxes are mostly for Texas properties and are accrued for the first three quarters each year and usually paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flow.   As noted in the above paragraph, net cash provided by operating activities was $6,379,753 in 2008, an increase of $1,730,851 (37%) from the comparable period in 2007.    The increase was primarily the result of an increase in revenue from oil and gas sales and lease bonuses offset by increased operating costs and income tax payments.  The increased operating costs were primarily production and exploration expenses.  For more information, see “Operating Revenues” below.

Available for sale securities at June 30, 2008 and December 31, 2007 are comprised entirely of US treasury bills with six month maturities.  During the six months ended June 30, 2008, $12,445,531 of these securities matured and the cash was used to purchase new securities.  As discussed above in the working capital changes, $1,741,777 of excess cash provided by operating activities was used to purchase additional securities.

Cash applied to the purchase of property additions (including gathering system equity investments) in 2008 was $2,382,396, an increase of $559,322 (31%) from cash applied in 2007 of $1,823,074.  In both 2007 and 2008, all of the cash applied to property additions was related to oil and gas exploration activity.  See the subheading “Exploration Costs”, below for additional information regarding this activity and the related capital expenditures.

The cash provided by property dispositions in 2008 was $648,333, an increase of $646,908 from cash provided in 2007 of $1,425.  The increase was due entirely to $647,373 of proceeds from the sale of the Company’s working interest in a group of 10 producing properties in June, 2008.  No similar sales occurred in 2007.

Cash applied for dividend payments in 2008 was $1,485,544, an increase of $599,265 from $886,279 in 2007.  This was due to an increase in the dividend per share to $10.00 in 2008 from $6.00 in 2007.

Conclusion.    Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2007, would not be representative of the Company’s current position.

Item 2.  Material Changes in Results of Operations Six Months Ended June 30, 2008, Compared with Six Months Ended June 30, 2007.

The Company had net income of $6,732,001 in 2008, as compared to net income of $3,118,577 in 2007, an increase of $3,613,424.  The increase in net income was the combined result of a $5,364,976 (89%) increase in operating revenues and a $375,580 (128%) increase in other income, net.   These were partially offset by a $609,473 (31%) increase in operating costs and expenses.   The net effect of these changes was an increase in income before income taxes of $5,131,083 (119%).  This increase was partially offset by a $1,517,659 (126%) increase in the provision for income taxes.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues.   Revenues from oil, gas and plant product sales were $10,617,804 in 2008, an increase of $4,831,685 (84%) from $5,786,119 in 2007. Revenues from crude oil and natural gas sales were $10,485,232 in 2008, an increase of $4,766,144 (83%) from $5,719,088 in 2007.  Sales of miscellaneous plant products were $132,572 in 2008 and $67,031 in 2007.

The $2,481,252 (132%) increase in oil sales to $4,355,108 in 2008 from $1,873,856 in 2007 was the result of an increase in volume of oil sold and the average price per barrel (Bbl). The volume sold increased 8,621 Bbls to 42,366 Bbls in 2008 resulting in a positive volume variance of $478,724. The average price per Bbl increased $47.27 to $102.80 per Bbl resulting in a positive price variance of $2,002,528.

The increase in oil volumes sold was mostly due to production from new working interest wells in Woods County, Oklahoma and Harding County, South Dakota that first produced after June 30, 2007.

The $2,284,892 (59%) increase in gas sales to $6,130,124 in 2008 from $3,845,232 in 2007 was the result of an increase in the volume of gas sold and the average price per thousand cubic feet (MCF). The volume sold increased 107,045 MCF to 711,488 MCF resulting in a positive volume variance of $680,979. The average price per MCF increased $2.26 to $8.62 per MCF resulting in a positive price variance of $1,603,913.

Gas sales from the Robertson County, Texas royalty interest properties continue to account for a significant portion of the Company’s gas revenues. These properties provided approximately 59% of the Company’s first six months of 2008 gas sales volumes and revenues versus 50% for the first six months of 2007. In addition, the working interest wells in Woods County, Oklahoma, discussed above under oil sales, provided another 14% of the first six months of 2008 gas sales volumes and revenues. See sub-heading “Operating Revenues” on page 16 of the Company’s 2007 Form 10-KSB for more information about both of these properties. See the exploration and development activity update below for more discussion of these areas.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based.  Spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Other operating revenues include lease bonuses of $636,429 in 2008 and $132,434 in 2007.  All of the increase is due to increased 2008 lease bonuses mostly for leases in Leon and Robertson Counties in East Texas.   Other operating revenues also include $133,584 of coal royalties for the first half of 2008, compared to $104,289 for 2007.

Operating Costs and Expenses.   Operating costs and expenses increased $609,473 (31%) to $2,600,346 in 2008 from $1,990,873 in 2007.  The increase was the result of an increase in production costs of $384,175, an increase in exploration costs charged to expense of $60,559, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $102,313, and an increase in general administrative and other expense (G&A) of $62,426.  The significant changes in these line items will be discussed below.

Production Costs.   Production costs increased $384,175 (50%) in 2008 to $1,141,800 from $757,625 in 2007 due to increases in gross production tax, transportation and compression expense and lease operating expense.  Gross production tax increased $114,389 (39%) to $407,778 in 2008 from $243,389 in 2007 as a result of increased oil and gas sales. Transportation and compression expense increased $63,523 (37%) to $232,874 in 2008 from $169,351 in 2007 due mostly to increased Robertson County, Texas gas production.  Lease operating expense increased $206,263 (70%) to $501,148 in 2008 from $294,885 in 2007 due mostly to the addition of new wells in Harding County, South Dakota and Woods County, Oklahoma that first produced after June 30, 2007.

Exploration Costs.   Total exploration expense increased $60,559 to $63,412 in 2008.  The increase was due to increases in geology expenses of $48,398 to $49,928 and dry hole expenses of $12,161 to $13,484 in 2008 versus 2007.

The following is a summary as of July 23, 2008, updating both exploration and development activity from December 31, 2007.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Barber County, Kansas prospect.  Both wells were started in January 2008 and completed in March 2008 as commercial oil and gas producers.  Capitalized costs were $199,037 for the period ended June 30, 2008.

The Company participated with its 4.3% interest in the drilling of a horizontal development well in a Harding County, South Dakota waterflood unit.  The well was started in June 2008 and reached total depth in July 2008.  It is currently awaiting a completion attempt. Costs for the year through June 30, 2008 were $80,041.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect.  The first well was started in January 2008 and the second in February 2008.  Both were completed in March 2008 as commercial oil and gas wells.  The Company participated with a 17.4% working interest in the drilling of another development well which was started in March 2008 and completed in April 2008 as a commercial oil and gas producer.  Two additional development wells will be drilled in 2008.  Capitalized costs totaled $352,077 as of June 30, 2008, including $23,057 in prepaid drilling costs.

In 2007 the Company participated in the drilling and completion of an exploratory well on a Grady County, Oklahoma prospect in which it has a 10% interest.  Sales commenced in April 2008 following the construction of a pipeline, with gas and condensate flowing at a commercial rate.  A second exploratory well was started in February 2008 and completed in May 2008 as a commercial gas and condensate producer.  A third exploratory well was started in July 2008 and is currently drilling.  Two additional wells, one exploratory and one a step-out, will be drilled in 2008.  Total capitalized costs for the period ended June 30, 2008 were $386,041, including $135,946 in prepaid drilling costs.

The Company participated in the drilling of three development wells on a Woods County, Oklahoma prospect.  The first (Company working interest 12%) was started in December 2007 and completed in January 2008 as a commercial oil and gas well.  The second (14% interest) was started in May 2008 and a completion attempt is currently in progress.  The third (16% interest) was drilled in July 2008 and is currently awaiting a completion attempt.  Total costs for these wells  through June 30, 2008 were $242,400, including $107,083 in prepaid drilling costs.

In 2007 the Company participated with a 16% interest in the drilling and completion of an exploratory well on a Woods County, Oklahoma prospect.  Sales commenced in February 2008 with oil and gas flowing at a commercial rate.  The Company participated with an 8% working interest in the drilling of another exploratory well which was started in March 2008 and completed in April 2008 as a commercial oil producer.  Two step-out wells (11.5% and 16% interests) will be drilled starting in September 2008.  Capitalized costs for the period ended June 30, 2008 were $59,106.

The Company participated with an 18% interest in the development of nine prospects along a trend in Comanche and Kiowa Counties, Kansas.  An exploratory well (Company working interest 18%) was started in April 2008 and a completion attempt is currently in progress.  A second exploratory well (16.2% interest) was started in April 2008 and completed in June 2008, testing gas at a commercial rate.  It is currently awaiting a pipeline connection.  Two additional exploratory wells will be drilled starting in September 2008.  Total capitalized costs through June 30, 2008 were $474,840, including $97,110 in prepaid drilling costs, and $225,180 in leasehold costs.

A 3-D seismic survey was started in February 2008 on a Harper County, Kansas prospect in which the Company has a 16% interest.  Weather delays forced the suspension of the survey prior to completion; however, data was acquired over most of the prospect acreage.  Two potential structures were identified.  An exploratory well was started in July 2008 and is currently drilling.  A second exploratory well will be started immediately after the first is finished.  The seismic survey will be completed in the third quarter of 2008.  At June 30, 2008, $53,464 in prepaid seismic expense was carried as a current asset and $49,909 had been expensed.

In March 2008 the Company participated with its 18% interest in the drilling of an exploratory well on a Logan County, Oklahoma prospect.  The well was completed in June 2008 as a marginal oil and gas producer.  Capitalized costs for the period ended June 30, 2008 were $130,596, including $24,148 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of two development wells on a Woods County, Oklahoma prospect.  Both were started in November 2007 and completed in February 2008 as commercial oil and gas wells.  Total costs for these wells through June 30, 2008 were $228,800, including $5,213 in prepaid drilling costs.

The Company participated with a 21.5% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect.  The well was started in November 2007 and completed in February 2008 as a commercial gas producer.  It also makes some oil.  An additional step-out well was drilled in July 2008 and is currently awaiting a completion attempt.  Total costs for these wells through June 30, 2008 were $141,129, including $4,822 in prepaid drilling costs.

In March 2008 the Company purchased a 21% interest in 637.5 net acres of leasehold on a Lincoln County, Oklahoma prospect for $13,388.  A step-out dual lateral horizontal well was started in March 2008.  Drilling difficulties were encountered and neither lateral reached its planned total depth; however, a completion attempt is currently in progress.  Total costs for this well through June 30, 2008 were $505,830.

In April 2008 the Company purchased a 2.75% interest in 2,064 net acres of leasehold on a Garvin County, Oklahoma prospect for $14,795, including $3,300 for seismic.  An exploratory well was started in May 2008 and is currently drilling. Total costs through June 30, 2008, were $48,789.

The Company participated with an 18% interest in the development of a McClain County, Oklahoma prospect.  Acreage has been acquired and it is likely that an exploratory well will be drilled in the second half of 2008.  Leasehold costs to date are $6,948.

The Company is participating with a 50% interest in the development of another McClain County, Oklahoma prospect.  Acreage is being acquired and a 3-D seismic survey is likely.  The Company will sell down its interest prior to any drilling.  Leasehold costs to date are $59,757.

In July 2008 the Company agreed to purchase a 5% interest in a Garvin County, Oklahoma prospect for $15,000.  An exploratory well will be started in August 2008.

DD&A.   DD&A increased $102,313 (17%) to $708,524 in 2008 from $606,211 in 2007.  The change was mostly the result of an increase of $87,936 in the depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells.    This increase is due to costs related to wells which first produced after June 30, 2007, as the Company uses the units of production method for calculating these expenses.

General, Administrative and Other Expenses (G&A).  G&A increased $62,426  (10%) to $686,610 in 2008 from $624,184 in 2007.  Advalorem and franchise taxes increased $8,650 (6%) to $146,005 in 2008.  The remainder of the increase was due primarily to increased salaries and benefits of about $28,000 and increases  in various other expense categories, none of which exceeded $10,000.

Other Income, Net.   This line item increased $375,580 (128%) to income of $668,047 in 2008 from   $292,467 in 2007.  See Note 2 to the accompanying condensed financial statements for an analysis of the components of this item.

Trading securities losses in 2008 were $(12,490) as compared to gains of $17,850 in 2007, a decrease of $30,340.  In 2008 the Company had unrealized losses from adjusting securities held at June 30, 2008 to fair market value of $(25,475) and net realized gains of $12,985.  In 2007 the Company had unrealized gains of $10,879 and net realized gains of $6,971.

Interest income decreased $39,273 to $199,338 in 2008 from $238,611 in 2007.  The decrease was mostly the result of a decrease in the effective yield of US treasury bills which comprise the Company’s available for sale securities investments.  The effect of the interest rate decline was somewhat offset by an increase in the average balance of these investments for the first six months of 2008 versus 2007.

Equity earnings in investees increased $1,702 to of $34,399 in 2008 from $32,697 in 2007.  The following is the Company’s share of earnings (losses) for 2008 and 2007 per review of the entities unaudited financial statements for the six months ended June 30, 2008 and 2007:

	Earnings (Losses)
	2008	2007
Broadway Sixty-Eight, Ltd.	$29,579	$35,829
JAR Investments, LLC	4,820	2,919
Millennium Golf Properties, LLC (sold 12/2007)	----	(6,051)

	$34,399	$32,697

See Note 3, to the accompanying condensed financial statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes.   The provision for income taxes increased $1,517,659 to $2,723,517 in 2008 from $1,205,858 in 2007.  The increase was due primarily to the increased pretax income in 2008 from 2007.  Of the 2008 income tax provision, the estimated current tax expense was $2,228,689 and the estimated deferred tax expense was $494,828.  Of the 2007 income tax provision, the current and deferred expenses were $1,095,389 and $110,469 respectively.  See Note 4, to the condensed statements for additional information on income taxes.

Item 3.  Material Changes in Results of Operations Three Months Ended June 30, 2008, Compared with Three Months Ended June 30,  2007.

Net income increased $2,542,925 to $4,249,131 in 2008 from $1,706,206 in 2007.  The material changes in the results of operations which caused the increase in net income will be discussed below.

Operating Revenues. Revenues from oil and gas sales increased $3,291,894 (110%) to $6,280,735 in 2008 from $2,988,841 in 2007.  The increase was the result of an increase in gas sales of $1,537,617 (77%) to $3,545,201, an increase in oil sales of $1,718,090 (181%) to $2,665,664 and an increase in sales of miscellaneous products of $36,187 to $69,870.

The increase in gas sales was the result of an increase in the average price of $2.77 per MCF to $9.71 for a positive price variance of $1,011,316, and an increase in the volume of gas sold of 75,814 MCF for a positive volume variance of $526,301.

The increase in oil sales was the result of an increase in the average price received of $55.43 per Bbl to $113.67, for a positive price variance of $1,299,838 and an increase in the volume of oil produced of 7,181 Bbls to 23,450 Bbls, for a positive volume variance of $418,252.

Other operating revenues increased $454,588 to $544,560 in 2008 from $89,972 in 2007.  This increase was primarily due to an increase in Texas lease bonuses of $419,180 to $451,278 in 2008 versus $32,098 in 2007.

Production Costs.   Production costs increased $323,366 to $721,384 in 2008 from $398,018 in 2007.  Of this increase, lease operating expense accounted for $151,484, gross production tax accounted for $129,108 and transportation and compression expense accounted for the remaining $42,774 increase.    The reasons for the increased costs are  discussed above in “Item 2.” under “Production Costs”.

Exploration Expense.  Exploration expense increased $2,404 to $2,611 in 2008 from $207 in 2007. See the 2008 exploration and development activity discussion above in “Item 2.” under “Exploration Costs” for more information.

DD&A Expense.  DD&A increased $8,874 to $294,843 in 2008 from $285,969 in 2007. This was mostly due to   increased depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells that first produced after June 30, 2007. See also the discussion above in “Item 2.” under “DD&A”.

G&A Expense.  G&A expense increased $43,304 to $375,644 in 2008 from $332,340 in 2007.  The reasons for this increase were covered in the discussion above in “Item 2.”

Other Income, Net.  See Note 2 to the accompanying condensed financial statements for an analysis of the components of other income, net.  In 2008 this line item increased $401,502 to $572,800 from $171,298 in 2008.  Part of the increase was due to an increase in trading securities gains of $25,495 to $36,091 in 2007 from $10,596 in 2007. Most of remaining increase was due to a $448,056 in gain on asset sale.  These increases were offset by a $55,303 decrease in interest income.  The reasons for these variances were covered in the discussion above in “Item 2.”

Provision for Income Taxes.  Provision for income taxes increased $1,227,111 (233%) to $1,754,482 in 2008 from $527,371 in 2007.  See discussion above in “Item 2.” and Note 4 to the accompanying condensed financials for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2008.

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

For more information about these entities, see Note 3, to the accompanying financial statements and this management’s discussion and analysis above in “Item 2.” under “Other Income, Net”, for the six months ended June 30, 2008.

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

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first six months of 2008, including any corrective actions with regard to significant deficiencies and material weakness.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 2.

c)	SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2008	4	$160.00	-	-
May 1 to May 31, 2008	27	$200.00	-	-
June 1 to June 30, 2008	-	-	-	-
Total	31	$194.84	-	-

(1)
The Company has no formal equity security purchase program or plan.  The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

Item 4. Submission of Matters to a Vote of Security Holders.

a)	The annual meeting of stockholders’ was held on Tuesday, May 20, 2008. A brief description of each matter voted on at the meeting is given in the paragraphs below.

b)	The registrant’s board of directors was re-elected in its entirety. A summary of voting results follows:

	RESULTS OF VOTE
	BY PROXY		IN PERSON
		WITHHOLD		WITHHOLD
	FOR	AUTHORITY	FOR	AUTHORITY

MASON McLAIN	66,902	502	42,167
R.T. McLAIN	67,042	362	42,167
ROBERT SAVAGE	66,582	822	42,167
MARVIN E. HARRIS	66,579	825	42,167
JERRY L. CROW	66,582	822	42,167
WILLIAM (BILL) SMITH	66,496	908	42,167
DOUG FULLER	66,496	908	42,167
CAMERON R. McLAIN	66,685	719	42,167
KYLE McLAIN	65,375	2,029	42,167

c)
The stockholders approved all actions of the directors since the stockholders’ annual meeting on Tuesday, May 22, 2007.  The stockholders cast 109,571 votes for the proposal. There were no abstentions, broker non-votes or votes cast against the proposal.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 8, 2008	/s/ Mason McLain
Mason McLain,
Principal Executive Officer

Date: August 8, 2008	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer