Form 10-Q
period 2008-09-30
RESERVE PETROLEUM CO
filed 2008-11-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

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

As of November 10, 2008, 162,182.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART 1
FINANCIAL INFORMATION

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Derived from audited financial statements)

Current Assets:
Cash and Cash Equivalents	$1,228,849	$1,232,376
Available for Sale Securities	14,026,289	12,445,531
Trading Securities	263,309	337,201
Refundable Income Taxes	39,013	---
Receivables	3,476,075	2,312,323
Prepaid Expenses	---	103,373
	19,033,535	16,430,804

Investments:
Equity Investments	516,445	423,378
Other	15,298	15,298
	531,743	438,676

Property, Plant and Equipment:
Oil and Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,202,232	1,156,804
Proved Properties	16,733,239	14,135,166
	17,935,471	15,291,970
Less - Valuation Allowance & Accumulated Depreciation, Depletion and Amortization	8,668,678	7,731,266
	9,266,793	7,560,704
Other Property and Equipment, at Cost	378,546	376,843
Less - Accumulated Depreciation & Amortization	271,952	244,510
	106,594	132,333
Total Property, Plant & Equipment	9,373,387	7,693,037
Other Assets	317,850	320,667
Total Assets	$29,256,515	$24,883,184

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2008	December 31, 2007
	(Unaudited)	(Derived from audited financial statements)

Current Liabilities:
Accounts Payable	$125,923	$304,288
Income Taxes Payable	---	153,094
Other Current Liabilities -
Deferred Income Taxes and Other	581,242	379,832
	707,165	837,214

Dividends Payable	979,408	324,930
Deferred Tax Liability	1,648,066	1,168,685
	2,627,474	1,493,615

Total Liabilities	3,334,639	2,330,829

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	26,376,350	22,957,809
	26,533,718	23,115,177
Less - Treasury Stock, at Cost	611,842	562,822
Total Stockholders’ Equity	25,921,876	22,552,355
Total Liabilities and Stockholders’ Equity	$29,256,515	$24,883,184

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
Operating Revenues:
Oil and Gas Sales	$6,251,779		$4,102,884	$16,869,584	$9,889,003
Other	112,744		123,513	882,757	360,235
	6,364,523		4,226,397	17,752,341	10,249,238

Operating Costs and Expenses:
Production	600,635		487,108	1,742,435	1,244,733
Exploration	631,325		139,413	694,737	142,266
Depreciation, Depletion, Amortization and Valuation Provisions	535,408		264,378	1,243,933	870,589
General, Administrative and Other	296,192		309,827	982,802	934,011
	2,063,560		1,200,726	4,663,907	3,191,599

Income From Operations	4,300,963		3,025,671	13,088,434	7,057,639
Other Income, Net	33,691		153,785	701,738	446,252
Income Before Income Taxes	4,334,654		3,179,456	13,790,172	7,503,891

Provision For Current Income Taxes	1,095,665		576,365	3,324,354	1,671,754
Provision For Deferred Income Taxes	60,963		312,521	555,791	422,990
Total Provision for Income Taxes	1,156,628		888,886	3,880,145	2,094,744

Net Income	3,178,026		$2,290,570	9,910,027	$5,409,147

Per Share Data:
Net Income, Basic and Diluted	$19.60		$14.09	$61.03	$33.22
Cash Dividends	$30.00	$	---	$40.00	$6.00

Weighted Average Shares Outstanding
Basic and Diluted	162,316		162,582	162,367	162,835

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2008	2007

Net Cash Provided by Operating Activities	$9,942,855	$7,373,939

Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	15,690,579	12,426,068
Purchase of Available for Sale Securities	(17,271,337)	(15,202,608)
Property Dispositions	648,330	11,319
Property Additions	(3,081,860)	(3,071,053)
Cash Distributions from Equity Investments	5,475	31,000
Purchase of Equity Investment in Gathering System	(51,541)	---

Net Cash Applied to Investing Activities	(4,060,354)	(5,805,274)

Cash Flows from Financing Activities:
Payments of Dividends	(5,837,008)	(886,973)
Purchase of Treasury Stock	(49,020)	(120,480)

Cash Applied to Financing Activities	(5,886,028)	(1,007,453)

Net Change in Cash and Cash Equivalents	(3,527)	561,212

Cash and Cash Equivalents, Beginning of Period	1,232,376	1,321,707

Cash and Cash Equivalents, End of Period	$1,228,849	$1,882,919

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Periods For:
Interest	$3,856	$3,750
Income Taxes	$3,516,461	$1,507,059

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2008
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

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Realized and Unrealized Gain/(Loss) On Trading Securities	$(62,648)	$10,439	$(75,138)	$28,289
Gain on Asset Sales	----	4,623	449,013	5,208
Interest Income	77,677	128,841	277,015	367,452
Equity Earnings in Investees	12,602	9,564	47,001	42,261
Other Income	6,154	467	7,959	7,175
Interest and Other Expenses	(94)	(149)	(4,112)	(4,133)
Other Income, Net	$33,691	$153,785	$701,738	$446,252

Note 3 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consists of the following:

	Ownership %	September 30, 2008	December 31, 2007

Broadway Sixty-Eight, Ltd.	33%	$419,242	$378,624
JAR Investment, LLC	25%	(5,993)	(6,901)
Bailey Hilltop Pipeline, LLC	10%	51,541	----
OKC Industrial Properties, LLC	10%	51,655	51,655
		$516,445	$423,378

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

Included with Receivables is a Note receivable from the Partnership bearing 5% interest and due December 31, 2008. This related party transaction is connected to new office building construction.

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $143,038 at September 30, 2008.  This loan matures November 27, 2008.   Because the guarantee of the M-E loan has not been modified subsequent to December 31, 2002, no liability for the fair value of the obligation is required to be recorded by the Company.  The maximum potential amount of future payments (undiscounted) the Company could be required to make under the M-E guarantee at September 30, 2008 was $169,750 plus costs and expenses related to enforcement and collection.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the Company’s Form 10-KSB for the year ended December 31, 2007.

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

Financial Conditions and Results of Operations

Item 1.  Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-Q to supplement the following discussion.   In the first nine months of 2008, the Company continued to fund its business activity through the use of internal sources of cash.  In addition to net cash provided by operations of $9,942,855, the Company also had cash provided by the maturities of available for sale securities of $15,690,579, by property dispositions of $648,330, and distributions from equity investments of $5,475, for total cash provided by internal sources of $26,284,592.   The Company utilized cash for the purchase of available for sale securities of $17,271,337, oil and gas property additions of $3,133,401 (including gathering system equity investment), and financing activities of $5,886,028, for total cash applied of $26,290,766.  The excess cash applied over cash provided decreased cash and cash equivalents by $3,527.

Discussion of Significant Changes in Working Capital.  In addition to the changes in cash and cash equivalents discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2007. A discussion of these items follows.

Available for Sale Securities increased $1,580,758 (13%) to $14,026,289 from $12,445,531 as part of the excess cash from operations was used to purchase additional securities.

Trading Securities decreased $73,892 (22%) in 2008 to $263,309 from $337,201.  Most of the decrease was due to a decrease in the unrealized gains associated with the carrying value of these investments.

Refundable income taxes increased $192,107 (125%) to $39,013 in 2008 from a payable of $153,094. The increase is due to estimated tax payments exceeding the estimated accrued tax liability.  See additional comments under the “Provision for Income Taxes” below in Item 2.

Receivables increased $1,163,752 (50%) to $3,476,075 in 2008 from $2,312,323.  This change was the result of an increase of $996,226 in accruals of oil and gas sales occurring before October 1, 2008, which were not received by the Company at September 30, and an increase in interest and other receivables of $167,526.        The oil and gas sales accrual increase was due to increased average monthly revenues for the third quarter of 2008 compared to the fourth quarter of 2007.  See the discussion of revenues under subheading “Operating Revenues”, below in Item 2 for more information about the increased sales of oil and natural gas. Part of the increase in the other receivables was due to a note receivable for $125,000 at 5% interest due December 31, 2008. The note was taken from Broadway Sixty-Eight, Ltd., a Company equity investee, in connection with some new office building construction. See Note 3 to the accompanying condensed financial statements for additional information pertaining to Broadway Sixty-Eight, Ltd.

Prepaid expenses decreased $103,373 (100%) to $-0- from $103,373. This decline was due to seismic expense associated with work performed in the first nine months of 2008 on the Harper County, Kansas prospect. These expenses were prepaid at December 31, 2007.  See “Exploration Costs” in the “Results of Operations” section below for more discussion of this activity.

Accounts payable decreased $178,365 (59%) to $125,923 in 2008 from $304,288.  This decrease was primarily due to the use of prepaid or advance well drilling billings at September 30, 2008 compared to December 31, 2007.  Actual current drilling activity and billings are charged against these advances which are included in the “Property, Plant and Equipment” section of the Balance Sheet. Due to the increased drilling activity in the first nine months of 2008, the advance billings balance has increased about $200,000 from $300,000 at the end of 2007 to about $500,000 at the end of the third quarter of 2008. See “Exploration Costs” in the “Results of Operations” section below for more discussion of the current drilling activity.

Deferred income taxes and other current liabilities increased $201,410 (53%) to $581,242 in 2008 from $379,832.  The increase was due to a $76,410 increase in the current deferred tax liability, and a $125,000 increase in the estimated property tax accruals at September 30, 2008.  Property taxes are mostly for Texas properties and are accrued for the first three quarters each year and usually paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statement of Cash Flows.   As noted in a paragraph above, net cash provided by operating activities was $9,942,855 in 2008.  This was an increase of $2,568,916 from the comparable period in 2007. The increase was mostly the result of an increase in operating revenues partially offset by increases in operating expenses and in estimated federal income taxes paid.  For more information see “Operating Revenues” and “Operating Costs and Expenses”, in Item 2 below.

Available for sale securities at September 30, 2008 and December 31, 2007 are comprised entirely of US treasury bills with six month maturities. During the nine months ended September 30, 2008, $15,690,579 of these securities matured and the cash was used to purchase new securities.  As discussed above in the working capital changes, $1,580,758 of excess cash provided by operating activities was used to purchase additional securities.

The cash provided by property dispositions in 2008 was $648,330, an increase of $637,011 from cash provided in 2007 of $11,319.  The increase was due entirely to proceeds of $647,373 from the sale of the Company’s working interest in a group of 10 producing properties in June 2008.  No similar sales occurred in 2007.

The cash provided by distributions from equity investments in 2008 was $5,475, a decrease of $25,525 from cash provided in 2007 of $31,000. The decrease was due primarily to decreased distributions from equity investees for proceeds from the sale of real estate investments in 2007 versus 2008.

Cash applied to the purchase of property additions (including gathering system equity investments) in 2008 was $3,133,401, an increase of $62,348 from cash applied in 2007 of $3,071,053.  In both 2007 and 2008, all of cash applied to property additions was related to oil and gas exploration and development activity.  See the subheading “Exploration Costs”, in Item 2 below for additional information.

Cash applied for dividend payments in 2008 was $5,837,008, an increase of $4,950,035 from $886,973 in 2007.  This was due to an increase in the dividend per share to $40.00 in 2008 from $6.00 in 2007.

Conclusion.  Other than the fourth quarter anticipated crude oil and natural gas price declines discussed below in Item 2 under subheading   “Operating Revenues”  management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-KSB for December 31, 2007 would not be representative of the Company’s current position.

Item 2.  Material Changes in Results of Operations Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007.

Please refer to the Condensed Statements of Operations on page 4 of this Form 10-Q to supplement the following discussion.  The Company had net income of $9,910,027 in 2008 compared to net income of $5,409,147 in 2007, an increase of $4,500,880.  The increase in net income was the combined result of a $7,503,103 (73%) increase in operating revenues and a $255,486 increase in other income, net. These were partially offset by a $1,472,308 (46%) increase in operating costs and expenses. The net effect of these changes was an increase in income before income taxes of $6,286,281 (84%). This increase in pretax income resulted in a $1,785,401 (85%) increase in the provision for income taxes.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues.    Revenues from oil, gas and plant product sales were $16,869,584 in 2008, an increase of $6,980,581 (71%) from $9,889,003 in 2007. Revenues from crude oil and natural gas sales were $16,631,519 in 2008, an increase of $6,859,390 (70%) from $9,772,129 in 2007.  Sales of miscellaneous products were $238,065 in 2008 and $116,874 in 2007.

The $3,306,615 (104%) increase in oil sales to $6,482,545 in 2008 from $3,175,930 in 2007 was the result of an increase in volume of oil sold and the average price per barrel (Bbl). The volume sold increased 8,631 Bbls to 61,885 Bbls in 2008 resulting in a positive volume variance of $514,753. The average price per Bbl  increased $45.11 to $104.75 per Bbl resulting in a positive price variance of $2,791,862.

The increase in oil volumes sold was mostly due to production from new working interest wells in Harding County, South Dakota and Woods County, Oklahoma that first produced after September 30, 2007.

The $3,552,775 (54%) increase in gas sales to $10,148,974 in 2008 from $6,596,199 in 2007 was the result of an increase in the volume of gas sold and the average price per thousand cubic feet (MCF). The volume sold increased 85,030 MCF to 1,124,121 MCF resulting in a positive volume variance of $539,941. The average price per MCF increased $2.68 to $9.03 per MCF resulting in a positive price variance of $3,012,834.

Gas sales from the Robertson County, Texas royalty interest properties continue to account for a significant portion of the Company’s gas revenues. These properties provided approximately 60% of the Company’s first nine months of 2008 gas sales volumes and revenues versus 53% for the first nine months of 2007. In addition, the working interest wells in Woods County, Oklahoma, discussed above under oil sales, provided another 12% of the first nine months of 2008 gas sales volumes and revenues. See sub-heading “Operating Revenues” on page 16 of the Company’s 2007 Form 10-KSB for more information about these properties.  The remaining increase in gas volumes sold was the result of production from other new properties which first produced after September 30, 2007.

For both oil and gas sales, the price increase was mostly the result of an increase in the spot market prices upon which most of the Company’s oil and gas sales are based.  During the first nine months of 2008 oil traded at unprecedented high levels and natural gas traded at levels not seen since late 2005 following the hurricanes. As discussed above, these higher prices for both oil and gas have resulted in a sales increase of about $5,800,000 for the first nine months of 2008 versus 2007. However, prices for both oil and gas began declining late in the third quarter of 2008 and have continued to decline to levels that are currently less than one half of their peaks in July, 2008. As a result the Company anticipates much lower sales and operating results in the fourth quarter than those achieved earlier in 2008. Spot market prices continue to have significant fluctuations as they have in the past and these fluctuations are expected to continue.

Other operating revenues increased $522,522 (145%) to $882,757 in 2008 from $360,235 in 2007. The increase is due to a combination of an increase in lease bonuses of $535,935 (304%) to $712,224 in 2008 from $176,289 in 2007, offset by a slight decline in coal royalties of $13,413 (7%) to $170,533 in 2008 from $183,946 in 2007. See sub-heading “Operating Revenues” on page 15 of the Company’s 2007 Form 10-KSB for more information about these coal royalties.

Operating Costs and Expenses.  Operating costs and expenses increased $1,472,308 (46%) to $4,663,907 in 2008 from $3,191,599 in 2007.  The increase was the result of an increase in production costs of $497,702, an increase in exploration costs charged to expense of $552,471, an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $373,344 and an increase in general administrative and other expense (G&A) of $48,791. The significant changes in these line items will be discussed below.

Production Costs.   Production costs increased $497,702 (40%) in 2008 to $1,742,435 from $1,244,733 in 2007.  Part of this increase was due to a gross production tax increase of $250,391 (56%) to $696,824 in 2008 from $446,433 in 2007 due to increased 2008 oil and gas sales over 2007. Transportation and compression expense increased $43,695 (15%) to $334,836 in 2008 from $291,141 in 2007, mostly due to increased production in Robertson County, Texas. Lease operating expense increased $203,616 (40%) to $710,775 in 2008 from $507,159 in 2007.  Most of this increase is due to operating expense on new wells in Harding County, South Dakota and Woods County, Oklahoma which first produced after September 30, 2007.

Exploration Costs.   Total exploration expense increased $552,471 (388%) to $694,737 in 2008.  The increase is due primarily to increases in geology expenses of $118,691 to $120,446 and dry hole expenses of $434,096 (310%) to $574,272 in 2008 versus 2007.

The following is a summary as of November 3, 2008, updating both exploration and development activity from December 31, 2007.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Barber County, Kansas prospect.  Both wells were started in January 2008 and completed in March 2008 as commercial oil and gas producers.  Capitalized costs were $208,284 for the period ended September 30, 2008.

The Company participated with its 18% working interest in the drilling of three step-out wells on a Barber County, Kansas prospect which adjoins the previous prospect.  The first well was started in August 2008 and the second in September 2008.  Completion attempts of both wells are currently in progress.  The third well, a washdown of an old dry hole, was started in September 2008 and is currently awaiting a completion attempt.  Two additional step-out wells will be drilled before year end. Capitalized costs were $319,480 for the period ended September 30, 2008, including $160,618 in prepaid drilling costs.

The Company participated with its 4.3% interest in the drilling of a horizontal development well in a Harding County, South Dakota waterflood unit.  The well was started in June 2008 and completed in September 2008 as a commercial oil producer.  Another unit well was converted from an oil producer to a water injection well.  Costs for the year through September 30, 2008 were $130,912.

The Company participated with working interests of 18%, 18%, 17.4%, 18% and 17.9% in the drilling of five development wells on a Woods County, Oklahoma prospect.  The first well was started in January 2008 and the second in February 2008.  Both were completed in March 2008 as commercial oil and gas wells.  The third well was started in March 2008 and completed in April 2008 as a commercial oil and gas producer.  The fourth and fifth wells were drilled in October 2008 and are currently awaiting completion attempts.  Capitalized costs totaled $352,077 as of September 30, 2008, including $21,655 in prepaid drilling costs.

In 2007 the Company participated in the drilling and completion of an exploratory well on a Grady County, Oklahoma prospect in which it has a 10% interest.  Sales commenced in April 2008 following the construction of a pipeline, with gas and condensate flowing at a commercial rate.  The Company participated in the drilling of three additional exploratory wells on this prospect in 2008.  The first was started in February 2008 and completed in May 2008 as a commercial gas and condensate producer.  The second was started in July 2008 and a completion attempt is currently in progress.  The third was started in August 2008 and casing was set in September 2008.  It is currently awaiting a completion attempt.  A step-out well and a re-entry and sidetrack of a 2007 exploratory dry hole are planned for 2009.  Total capitalized costs for the period ended September 30, 2008 were $638,035, including $53,455 in prepaid drilling costs.

The Company participated in the drilling of three development wells on a Woods County, Oklahoma prospect.  The first (Company working interest 12%) was started in December 2007 and completed in January 2008.  The second (14% interest) was started in May 2008 and completed in July 2008.  The third (16% interest) was started in July 2008 and completed in September 2008.  All three are commercial oil and gas wells.  Additional drilling is planned for 2009.  Total costs for these wells through September 30, 2008 were $314,448, including $34,865 in prepaid drilling costs.

In 2007 the Company participated with a 16% interest in the drilling and completion of an exploratory well on a Woods County, Oklahoma prospect.  Sales commenced in February 2008 with oil and gas flowing at a commercial rate.  The Company participated with an 8% working interest in the drilling of another exploratory well which was started in March 2008 and completed in April 2008 as a commercial oil producer.  Two step-out wells (11.75% and 16% interests) were started in September 2008 and completion attempts of both are currently in progress.  Capitalized costs for the period ended September 30, 2008 were $157,536, including $80,280 in prepaid drilling costs.

The Company participated with an 18% interest in the development of nine prospects along a trend in Comanche and Kiowa Counties, Kansas.  An exploratory well (Company working interest 18%) was started in April 2008 and completed in August 2008 as a marginal oil producer.  A second exploratory well (16.2% interest) was started in April 2008 and completed in June 2008.  Sales commenced in August 2008 with gas flowing at a commercial rate.  Two additional exploratory wells will be drilled starting in November 2008.  Total capitalized costs through September 30, 2008 were $474,840, including $34,003 in prepaid drilling costs, and $225,180 in leasehold costs.

A 3-D seismic survey was started in February 2008 on a Harper County, Kansas prospect in which the Company has a 16% interest.  Weather delays forced the suspension of the survey prior to completion; however, data was acquired over most of the prospect acreage.  Two potential structures were identified.  Two exploratory wells were started in July 2008.  One was completed in October 2008 and is currently being tested and a completion attempt is currently in progress on the other.  The seismic survey was completed in September 2008.  Additional drilling will await the results of the first two wells.  At September 30, 2008, capitalized well costs were $181,443, including $42,871 in prepaid drilling costs, and $120,446 was expensed for seismic costs.

In March 2008 the Company participated with its 18% interest in the drilling of an exploratory well on a Logan County, Oklahoma prospect.  The well was completed in June 2008 as a marginal oil and gas producer.  Capitalized costs for the period ended September 30, 2008 were $125,001, including $17,038 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of two development wells on a Woods County, Oklahoma prospect.  Both were started in November 2007 and completed in February 2008 as commercial oil and gas wells.  Total costs for these wells through September 30, 2008 were $228,800, including $4,857 in prepaid drilling costs.

The Company participated with a 21.5% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect.  The well was started in November 2007 and completed in February 2008 as a commercial gas producer.  It also makes some oil.  An additional step-out well was started in July 2008 and completed in September 2008 as a commercial oil and gas producer.  Total costs for these wells through September 30, 2008 were $298,079, including $19,507 in prepaid drilling costs.

In March 2008 the Company purchased a 21% interest in 637.5 net acres of leasehold on a Lincoln County, Oklahoma prospect for $13,388.  A step-out dual lateral horizontal well was started in March 2008.  Drilling difficulties were encountered and neither lateral reached its planned total depth.  Completion efforts so far have been unsuccessful, and it appears that the well will be non-commercial.  Total costs for this well through September 30, 2008 were $567,756 and have been expensed as dry hole costs.

In April 2008 the Company purchased a 2.75% interest in 2,064 net acres of leasehold on a Garvin County, Oklahoma prospect for $14,795, including $3,300 for seismic.  An exploratory well was started in May 2008, drilled to total depth and then temporarily abandoned in August 2008.  A test of the target formation is planned for November 2008 and at that time a decision will be made to attempt a completion or plug the well.  Total costs through September 30, 2008, were $67,688.

The Company participated with an 18% interest in the development of a McClain County, Oklahoma prospect.  Acreage has been acquired and it is likely that an exploratory well will be drilled early in 2009.  Leasehold costs to date are $7,063.

The Company is participating with a 50% interest in the development of another McClain County, Oklahoma prospect.  Acreage has been acquired and discussions are in progress to obtain access to a 3-D seismic survey which covered the prospect area.  The Company will sell down its interest prior to any drilling.  Leasehold costs to date are $65,863.

In August 2008 the Company purchased a 5% interest in a Garvin County, Oklahoma prospect for $15,000.  An exploratory well was started in September 2008 and reached total depth in October 2008.  The lower part of the hole has been plugged; however a completion will be attempted in a shallow zone that is behind the intermediate casing.

Depreciation, Depletion & Amortization (DD&A).   DD&A increased $373,344 (43%) to $1,243,933 in 2008 from $870,589 in 2007.  The change was primarily the net result of a $396,831(50%) increase to $1,188,770 for the depreciation of lease and well equipment, leasehold depletion and amortization of intangible drilling costs on successful wells offset by a decline of $19,810 in the provision for leasehold impairment. The increase for depreciation and amortization is due to costs related to wells which first produced after September 30, 2007 as the Company uses the units of production method for calculating these expenses.

General, Administrative and Other Expenses (G&A).  G&A increased $48,791 (5%) to $982,802 in 2008 from $934,011 in 2007.  The increase was mostly the net result of increases in salaries and benefits of about $33,000; legal and professional fees of about $14,000; insurance expense of about $11,000; postage expense of about $10,000; and property taxes of about $22,000.  These increases were offset by a decline in franchise tax expense of about $43,000 due to lower franchise taxes in Texas and Kansas.

Other Income, Net.   This line item increased $255,486 (57%) to $701,738 in 2008 from $446,252 in 2007. See Note 2 to the accompanying condensed financial statements for an analysis of the components of this item. Explanations for variances of the more significant components follow.

Trading securities losses in 2008 were $(75,138) as compared to gains of $28,289 in 2007, a decrease of $103,427. In 2008 the Company had unrealized losses of $(91,746) from adjusting securities held at September 30 to estimated fair market value, and net realized trading gains of $16,608.  In 2007 the Company had unrealized gains of $32,751 and net realized trading losses of $(4,462).

Gain on asset sales increased $443,808 to $449,016 in 2008 from a gain of $5,208 in 2007.  Most of this increase was due to a $448,056 gain on the sale of the Company’s working interest in a group of ten producing properties in June 2008.   No similar sales occurred in 2007.

Interest income decreased $90,437 to $227,015 in 2008 from $367,452 in 2007.  The decrease was partly the result of a decrease in the effective yield of US treasury bills which comprise the Company’s available for sale securities investments.  This decrease was partially offset by an increase in the average balance of these investments in 2008 versus 2007.

Equity earnings in investees increased $4,740 to $47,001 in 2008 from $42,261 in 2007.  The following is the Company’s share of earnings for 2008 and 2007 per review of the entities’ unaudited financial statements for the nine months ended September 30, 2008 and 2007:

	Earnings
	2008	2007
Broadway Sixty-Eight, Ltd.	$40,618	$16,259
JAR Investments, LLC	6,383	3,351
Millennium Golf Properties, LLC (Sold 12/2007)	----	5,421
OKC Industrial Properties, LLC	----	17,230
	$47,001	$42,261

The OKC Industrial Properties, LLC earnings of $17,230 for 2007 represents a gain on the sale of real estate.   No similar gain occurred in 2008.

See Note 3, to the accompanying condensed financial statements, and “Off-Balance Sheet Arrangements” below for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $1,785,401 (85%) to $3,880,145 in 2008 from $2,094,744 in 2007.  This increase was due primarily to the increase in pretax income to $13,790,172 in 2008 from $7,503,891 in 2007.  Of the 2008 income tax provision, the estimated current tax expense was $3,324,354 and the estimated deferred tax expense was $555,791.  Of the 2007 income tax provision, the estimated current and deferred tax expenses were $1,671,754 and $422,990 respectively.  See Note 4 to the accompanying condensed financial statements for a discussion of the provision for income taxes.

Item 3.  Material Changes in Results of Operations Three Months Ended September 30, 2008, Compared with Three Months Ended September 30, 2007.

Net income increased $887,456 to $3,178,026 in 2008 from $2,290,570 in 2007.  The material changes in the results of operations which caused the increase in net income will be discussed below.

Operating Revenues. Revenues from oil, gas and plant product sales increased $2,148,895 (52%) to $6,251,779 in 2008 from $4,102,884 in 2007.  The increase was the result of an increase in gas sales of $1,267,882 (46%) to $4,018,849, an increase in oil sales of $825,363 (63%) to $2,127,437 and an increase in sales of miscellaneous products of $55,650 to $105,493.

The increase in gas sales was the result of an increase in the average price of $3.41 per MCF to $9.74 for a positive price variance of $1,407,237, and a decrease in the volume of gas sold of 22,015 MCF to 412,633 MCF for a negative volume variance of $(139,355).  A significant portion of the gas sales volume and revenue can be attributed to the Robertson County, Texas royalty interest properties discussed under “Operating Revenues” in Item 2 above. These properties accounted for approximately 60% of the gas sales for the third quarter of 2008 versus 70% of gas sales for the third quarter of 2007. This decline, as well as the 22,015 MCF decline in the total third quarter 2008 gas volumes sold, is a result of a third quarter 2007   purchaser adjustment of 154,056 MCF and $956,935 received in September 2007. There was no similar adjustment in 2008.

The increase in oil sales was the result of an increase in the average price received of $42.25 per Bbl to $108.99 for a positive price variance of $824,629, and an increase in the volume of oil produced by 11 Bbls to 19,519 Bbls for a positive volume variance of $734. See Item 2 above for the nine months for additional discussion of the oil price increase.

Other operating revenues decreased $10,769 to $112,744 primarily due to a decline of coal royalties of $42,769 to $36,949 for 2008. This decline was partially offset by an increase in lease bonuses of $32,000 to $75,795 for 2008.

Operating Costs and Expenses.  Operating costs and expenses increased $862,834 (72%) to $2,063,560 in 2008 from $1,200,726 in 2007.  The increase was the net result of an increase in production costs of $113,527; an increase in exploration costs charged to expense of $491,912; an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $271,030; and a decrease in general administrative and other expense (G&A) of $13,635. The significant changes in these line items will be discussed below.

Production Costs.  Production costs increased $113,527 to $600,635 in 2008 from $487,108 in 2007.  All of the increase is due to higher production taxes of about $136,000 for 2008 versus 2007. The reasons for this increase are higher oil and gas sales and a decrease in production tax refunds in 2008 versus 2007. This increase was partially offset by a decline in lease operating expense of about $3,000 and lower transportation and compression expense of about $20,000 in 2008 versus 2007.   For more information about all three of these changes see the production costs discussion in Item 2 above for the nine months.

Exploration Costs. Exploration costs charged to operations increased $491,112 to $631,325 in 2008 from $139,413 in 2007 primarily as a result of higher geological and geophysical expenses and dry hole costs. See the exploration costs discussion in Item 2 above for the nine months.

Depreciation, Depletion & Amortization(DD&A). DD&A increased $271,030 to $535,408 from $264,378 in 2007.  The increase in depreciation, depletion and amortization expense is primarily due to costs for successful wells which first produced after September 30, 2007 as the Company uses the units of production method for calculating these expenses.

General, Administrative and Other Expenses (G&A). G&A decreased $13,635 to $296,192 in 2008 from $309,827 in 2007. This slight decline is the net result of a franchise tax decrease of approximately $37,000 offset by increases in salary and benefits of about $13,000 and property taxes of about $8,000 in 2008.

Other Income, Net.  See Note 2 to the accompanying condensed financial statements for an analysis of the components of other income, net.  In 2008, this line item decreased $120,094 to income of $33,691 from   $153,785 in 2007. All of the decrease was the result of a $73,087 decrease in the realized and unrealized gain on trading securities to a loss of $62,648 in 2008 from a gain of $10,439 in 2007 and a decrease in interest income of $51,164 to $77,677 from $128,841. See discussion of “Other Income, Net” in Item 2 above for the nine months for explanations of these variances.

Provision for Income Taxes. The provision for income taxes increased $267,742 to $1,156,628 in 2008 from $888,886 in 2007.   See discussions above in Item 2 and Note 4 to the accompanying condensed financials for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters which were not covered in the discussion in Item 2 above for the nine months ended September 30, 2008.

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

For more information about these entities, see Note 3, to the accompanying financial statements and this management’s discussion and analysis in Item 2 above under, “Other Income, Net”, for the nine months ended September 30, 2008.

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

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first nine months of 2008, including any corrective actions with regard to significant deficiencies and material weakness.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c)  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2008	4	$250.00	-	-
August 1 to August 31, 2008	0	----	-	-
September 1 to September 30, 2008	16	$250.00	-	-
Total	20	$250.00	-	-

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 10, 2008	/s/ Mason McLain
Mason McLain
Principal Executive Officer

Date: November 10, 2008	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer