Form 10-K
period 2008-12-31
RESERVE PETROLEUM CO
filed 2009-03-31
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 0-8157
THE RESERVE PETROLEUM COMPANY
(Exact Name of Registrant As Specified In Its Charter)

DELAWARE	73-0237060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6801 N. BROADWAY, SUITE 300 OKLAHOMA CITY, OKLAHOMA 73116-9092 (405) 848-7551
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK ($0.50 PAR VALUE)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer Yes ☐	Non accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $26,110,000, as computed by reference to the last reported sale which was on March 24, 2009.

As of March 25, 2009, there were 162,151.64 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 19, 2009, which will be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2008 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K to the extent described therein.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements.  Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summation of some of the risks and uncertainties inherent in forward-looking statements. Readers should consider the risks and uncertainties described in connection with any forward-looking statements that may be made in this Form 10-K.  Readers should carefully review this Form 10-K in its entirety, including but not limited to the Company's financial statements and the notes thereto and the risks and uncertainties described herein.  Forward-looking statements contained in this Form 10-K speak only as of the date of this Form 10-K.  The Company does not undertake to update its forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Overview

The Reserve Petroleum Company (the “Company”) is engaged principally in managing its owned mineral properties and the exploration for and the development of oil and natural gas properties.  Other business segments are not significant factors in the Company’s operations.  The Company is a corporation organized under the laws of the State of Delaware in 1931.

Oil and Natural Gas Properties

For a summary of certain data relating to the Company’s oil and gas properties including production, undeveloped acreage, producing and dry wells drilled and recent activity, see Item 2, “Properties”.  For a discussion and analysis of current and prior years’ revenue and related costs of oil and gas operations, and a discussion of liquidity and capital resource requirements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Owned Mineral Property Management

The Company owns non-producing mineral interests in approximately 262,063 gross acres equivalent to 90,327 net acres.  These mineral interests are located in nine different states in the north and south central United States.  A total of 64,763 net acres are located in the States of Oklahoma, South Dakota and Texas, the areas of concentration for the Company in its present exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue has resulted from its owned mineral property management.  In 2008, $10,406,544 (53%) of oil and gas sales was from royalty interests as compared to $7,563,107 (54%) in 2007.  As a result of its mineral ownership, the Company had royalty interests in 33 gross (1.13 net) wells which were drilled and completed as producing wells in 2008.   This resulted in an average royalty interest of about 3.4% for these 33 new wells.  The Company has very little control over the timing or extent of the operations conducted on its royalty interest properties.  See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways.  The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests which it owns; along with a joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program discussed below results in a successful exploratory well, it may participate in the development of additional wells on the exploratory prospect.  In 2008, the Company participated in the drilling of nineteen development wells with twelve wells (1.85 net) completed as producers and seven (1.14 net) in progress. The five wells (.835 net) that were in progress at the end of 2007 were all completed as producers.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator.  In 2008 the Company participated in the drilling of seventeen exploration wells with seven wells (1.07) completed as producers, one (.11 net) completed as a dry hole and nine (.99 net) in progress. The one well (.16 net) still drilling at the end of 2007 was completed as a producer.

For a summation of exploratory and development wells drilled in 2008 or planned for in 2009, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading, “Update of Oil and Gas Exploration and Development Activity from December 31, 2007.”

Customers

In 2008, the Company had four customers whose total purchases were greater than 10% of revenues from oil and gas sales.  Redland Resources, Inc. purchases were $3,923,381 or 20% of total oil and gas sales. ConocoPhillips Company purchases were $3,820,151 or 19% of total oil and gas sales. Encana Oil and Gas, Inc. purchases were $2,634,748 or 13% of total oil and gas sales. Luff Exploration Company purchases were $2,295,254 or 12% of total oil and gas sales.  The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price.  A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

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

Environmental Protection

The operation of the various producing properties in which the Company has an interest is subject to Federal, state and local provisions regulating discharge of materials into the environment, the storage of oil and gas products and the contamination of subsurface formations.  The Company’s lease operations and exploratory activity have been and will continue to be affected by regulation in future periods.  However, the known effect to date has not been material as to capital expenditures, earnings or industry competitive position, nor are estimated expenditures for environmental compliance expected to be material in the coming year.  Such expenditures produce no increase in productive capacity or revenue and require more of management’s time and attention, a cost which cannot be estimated with any assurance of certainty.

Other Business

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, subheading, “Equity Investments” and Item 8, Notes 2 and 7 to the accompanying financial statements for a discussion of other business including guarantees.

Employees

At December 31, 2008, the Company had eight employees, including officers.  See the Proxy Statement for additional information.  During 2008, all the Company’s employees devoted a portion of their time to duties with affiliated companies and the Company was reimbursed for the affiliates’ share of compensation directly from those companies.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, subheading “Certain Relationships and Related Transactions” and Item 8, Note 12 to the accompanying financial statements for additional information.

ITEM 1A.	RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this Item.
ITEM 1B.	UNRESOLVED COMMENTS.

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES.

The Company’s principal properties are oil and natural gas properties.   The Company has interests in approximately 565 producing properties, with one-third of them being working interest properties and the remaining two-thirds being royalty interest properties.  About 89% of these properties are located in Oklahoma and Texas and account for approximately 82.4% of the Company’s annual oil and gas sales.  About 5% of the properties are located in Kansas and South Dakota and account for approximately 16.3% of the Company’s annual oil and gas sales.  The remaining 6% of these properties are located in Colorado, Arkansas and Montana and account for about 1.3% of the Company’s annual oil and gas sales.  No individual property provides more than 8% of the Company’s annual oil and gas sales.  See discussion of revenues from Robertson County, Texas royalty interest properties in Item 7, “Operating Revenues” for additional information about significant properties.

Oil and Natural Gas Operations

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 44 for working interest reserve quantity information.

Since January 1, 2008, the Company has not filed any reports with any Federal authority or agency which included estimates of total proved net oil or gas reserves, except for its 2007 annual report on Form 10-K and Federal income tax return for the year ended December 31, 2007.  Those reserve estimates were identical.

Production

The average sales price of oil and gas produced and, for the Company’s working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2008, 2007 and 2006.  Equivalent MCF was developed using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil	Gas	Oil	Gas	Cost per
	Per Bbl	Per MCF	Per Bbl	Per MCF	Equivalent MCF

2008	$96.80	$8.41	$91.10	$7.95	$2.10
2007	$67.35	$6.19	$65.71	$6.63	$1.65
2006	$62.72	$6.06	$59.68	$6.63	$1.65

At December 31, 2008, the Company had working interests in 130 gross (15.49 net) wells producing primarily gas and had working interests in 103 gross (9.10 net) wells producing primarily oil.  These interests were in 51,002 gross (6,302 net) producing acres.  These wells include 42 gross (.41 net) wells associated with secondary recovery projects.

Seven percent or 5,907 barrels of the Company’s oil production during 2008 was derived from royalty interests in mature West Texas water-floods.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds.  The following table summarizes the Company’s gross and net acres in each at December 31, 2008.

	Acreage
	Gross	Net
Non-producing Mineral Interests	262,063	90,327
Undeveloped Leaseholds	45,583	6,398

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2006 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. Net productive exploratory and development totals for 2008 include the six wells still drilling at the end of 2007. As indicated in the “Development Program” and “Exploration Program” on page 4, seven development wells and nine exploratory wells were still in process at the time of this Form 10-K.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2008	1.23	.11	2.69	---
2007	---	.20	1.95	---
2006	.22	.33	2.02	.10

Recent Activities

See Item 7, under the subheading, “Update of Oil and Gas Exploration and Development Activity from December 31, 2007” for a summary of recent activities related to oil and natural gas operations.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings affecting the Company or any of its properties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s stock is dually traded in the Pink Sheet Electronic Quotation Service and the OTC Bulletin Board under the symbol “RSRV”.  The following high and low bid information was quoted on the Pink Sheets OTC Market Report. Prices reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid

03/31/07	170.00	145.00
06/30/07	200.00	155.00
09/30/07	257.00	191.25
12/31/07	300.00	255.00
03/31/08	325.00	260.00
06/30/08	440.00	315.00
09/30/08	412.00	330.00
12/31/08	360.00	225.00

There was limited public trading in the Company’s common stock in 2008 and 2007.  In 2008 there were 36 brokered trades appearing in the Company’s transfer ledger, versus 14 in 2007.

At March 25, 2009, the Company had approximately 1,438 record holders of its common stock.  The Company paid dividends on its common stock in the amount of $10.00 per share in the second quarter and $30.00 per share in the third quarter of 2008 and $6.00 per share in 2007. See the “Financing Activities” section of Item 7. below for more information about the 2008 dividend. Management will review the amount of the annual dividend to be paid in 2009 with the Board of Directors for its approval.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct 1, 2008 to Oct 31, 2008	88	$250.00	-	-
Nov 1, 2008 to Nov 30, 2008	-	-	-	-
Dec 1, 2008 to Dec 31, 2008	4	$250.00	-	-
Total	92	$250.00	-	-

(1)
The Company has no formal equity security purchase program or plan.  The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Please refer to the financial statements and related notes in Item 8 of this Form 10-K to supplement this discussion and analysis.

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

The provisions for depreciation, depletion and amortization of oil and gas properties constitute a particularly sensitive accounting estimate.  Non-producing leaseholds are amortized over the life of the leasehold using a straight line method; however, when leaseholds are impaired or condemned, an appropriate adjustment to the provision is made at that time. Forward-looking estimates of such adjustments are very imprecise.  The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties.  A significant unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment. Depletion and depreciation of oil and gas properties are computed using the units-of-production method.  A significant unanticipated change in volume of production or estimated reserves would result in a material unexpected change in the estimated depletion and depreciation provisions.

The Company has significant obligations to remove tangible equipment and facilities associated with oil and gas wells and to restore land at the end of oil and gas production operations.  Removal and restoration obligations are most often associated with plugging and abandoning wells.  Estimating the future restoration and removal costs is difficult and requires estimates and judgments because most of the removal obligations will take effect in the future.  Additionally, these operations are subject to private contracts and government regulations that often have vague descriptions of what is required.  Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental and safety considerations.  Inherent in the present value calculations are numerous assumptions and judgments including the ultimate removal cost amounts, inflation factors,

Income from available for sale securities and trading securities has made substantial contributions to net income in certain prior periods.  Available for sale securities and trading securities are used to invest funds until needed in the Company’s capital investing and financing activities.   Net income has been materially affected in past years and could be in the future years by utilization of those funds in operations as well as significant fluctuation in the interest rates and/or quoted market values applicable to the Company’s available for sale securities and trading securities.

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

The Company has equity investments in organizations over which the Company has limited or no control.  These equity investments have in the past made substantial contributions to the Company’s net income.  The management of these entities could at any time make decisions in their own best interests which could materially affect the Company’s net income, or the value of the Company’s investments.  See “Equity Investments”, below, in this Item 7 for information regarding these equity investments.

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2009 and any Current Reports on Form 8-K filed by the Company.

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

Mason McLain, an officer and director of the Company, is an officer and director of Mesquite and Mid-American. Robert T. McLain and Jerry Crow, Directors of the Company, are directors of Mesquite and Mid-American.  Kyle McLain and Cameron R. McLain are sons of Mason McLain, who is a more than 5% owner of the Company, and are officers and directors of the Company.  Kyle McLain and Cameron McLain are officers and directors of Mesquite and Mid-American. Mason McLain and Robert T. McLain, who are brothers, each own an approximate 32% limited partner interest in LLTD, and Mason McLain is president of LHC, the general partner of LLTD. Robert T. McLain is not an employee of any of the above entities, and devotes only a small amount of time conducting their business.

The above named officers, directors and employees as a group beneficially own approximately 29% of the common stock of the Company, approximately 32% of the common stock of Mesquite, and approximately 17% of the common stock of Mid-American.  These three corporations each have only one class of stock outstanding.  See Item 8, Note 12 to the accompanying financial statements for additional disclosures regarding these relationships.

Equity Investments

For most of 2008 the Company had investments in four entities which it accounted for on the equity method.  In using the equity method, the Company records the original investment in an entity as an asset and adjusts the asset balance for the Company’s share of any income or loss as well as any additional contributions to or distributions from the entity. In June 2008 the Company purchased a 10% ownership in Bailey Hilltop Pipeline, LLC.  The remaining three entities include one Oklahoma limited partnership and two Oklahoma limited liability companies.  The Company does not have actual or effective control of any of the entities.  The management of these entities could at any time make decisions in their own best interests that could materially affect the Company’s net income, or the value of the Company’s investments.

The remaining entities are Broadway Sixty-Eight, Ltd. (33% limited partnership interest), OKC Industrial Properties, LLC (10% ownership) and JAR Investments, LLC (25% ownership). These entities collectively and/or individually have had a significant effect, both positively, and negatively, on the Company’s net income in the past and are expected to in the future.  Two of these entities have guarantee arrangements under which the Company is contingently liable.  Item 8, Note 7 to the accompanying financial statements includes related disclosures and additional information regarding these entities.

Liquidity and Capital Resources

To supplement the following discussion, please refer to the Balance Sheets and the Statements of Cash Flows included in this Form 10-K.

In 2008, as in prior years, the Company funded its business activity through the use of internal sources of capital.  For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available for sale securities.  When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available for sale securities.  When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available for sale securities.  Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less.  Available for sale securities are US Treasury Bills.

In 2008, net cash provided by operating activities was $13,543,730. Sales, net of production, exploration, general and administrative costs and income taxes paid were $12,214,609, which accounted for 90% of the operations net cash flow.  The remaining components provided $1,329,121 or 10% of cash flow.  In 2008, net cash applied to investing activities was $7,416,157. Net purchases of available for sale securities discussed below and capitalized property additions (net of disposals) accounted for $7,246,166 of the total net cash applied to investing activities. Maturing available for sale securities provided $26,632,838 of gross cash flow due to their six month maturities.  However, these funds plus $2,675,042 of excess cash from operations were re-invested in the same type of securities.

In 2008, cash utilized for capitalized property additions (net of disposals) was $4,571,124. Dividend payments and treasury stock purchases totaled $5,929,117 and accounted for all of the cash applied to financing activities.

Other than cash, cash equivalents and available for sale securities, other significant changes in working capital include the following:

Trading securities decreased $118,973 (35%) to $218,228 in 2008 from $337,201 in 2007. All of the decrease is due to a $164,318 increase in unrealized losses which represent the change in the market value of the securities from their original cost. The losses were offset by $45,345 which represents the earnings from the securities plus the net realized gains for the year.  All earnings and net realized gains are reinvested in additional securities.

Receivables decreased $573,467 (25%) to $1,738,856 in 2008 from $2,312,323 in 2007.  The decrease was mostly due to lower average monthly sales in the fourth quarter of 2008 versus 2007.  Average monthly oil and natural gas sales for the fourth quarter of 2008 were about $950,000 compared to about $1,340,000 for the fourth quarter of 2007.  The receivables balance at December 31, 2008 includes about 1.6 months of oil and natural gas sales accruals.  See the discussion of revenues under subheading “Operating Revenues”, below for more information about the sales of oil and natural gas, including the wells in Robertson County, Texas and the lower product prices experienced at December 31, 2008.

Refundable income taxes were $999,573 in 2008 versus a $153,094 payable balance in 2007.  This was due to timing and an overpayment of the fourth quarter estimated tax payments in 2008 versus an underpayment in 2007.

Prepaid expenses of $103,373 in 2007 were prepaid seismic expenses on the Harper County, Kansas prospect discussed in the “Update of Oil and Gas Exploration and Development Activity from December 31, 2007” in the “Results of Operations” section below. The seismic survey work was completed in September, 2008 and there were no similar prepaid expenses at December 31, 2008.

Accounts payable decreased $95,801 (31%) to $208,487 in 2008 from $304,288 in 2007.  This decrease was primarily due to decreased drilling activity at year end 2008 versus 2007.  See the discussion of this activity under “Update of Oil and Gas Exploration and Development Activity from December 31, 2007” in the “Results of Operations” section below.

Deferred income taxes and other, decreased $158,566 (42%) to $221,266 in 2008 from $379,832 in 2007. Deferred income taxes decreased $167,286 because of the tax effect of decreased sales accruals and the unrealized losses on trading securities.  This decrease was offset by an increase of $10,000 in the accrual for some delayed ad valorem tax bills on several Robertson County, Texas gas wells.

The following is a discussion of material changes in cash flow by activity between the years ending December 31, 2008 and 2007.  Also see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

As noted above, net cash flows provided by operating activities in 2008 were $13,543,730, which when compared to the $9,488,931 provided in 2007, represents an increase of $4,054,799 or 43%.  The increase resulted because of an increase in oil and gas sales cash flows of $6,213,997, an increase in lease bonuses and coal royalties of $505,322 and a decrease in exploration costs of $328,947. Those increases in cash flows were partially offset by increased production costs of $574,364, an increase in general, administrative, taxes and other expenses of $114,432, an increase in income taxes paid of $2,209,126 and a decrease in interest income of $96,956. Additional discussion of the more significant items follows.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows.  The $6,213,997 (44%) increase in cash received from oil and gas sales to $20,457,619 in 2008 from $14,243,622 in 2007 was the result of an increase in both the average oil and gas prices and the volume of oil and gas sales.  See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash received for lease bonuses and coal royalties increased $505,322 (117%) to $936,685 in 2008 from $431,363 in 2007. Most of the increase is due to an increase in cash received for lease bonuses of about $534,000 in 2008 versus 2007. This increase was offset by a decline in the cash received for coal royalties of $29,068 to $191,960 in 2008 from $221,028 in 2007.

Cash flow increased due to a decrease in cash paid for exploration expenses of $328,947 (96%) to $12,046 in 2008 from $340,993 in 2007.  About $97,000 of the decrease was due to lower geological and geophysical expense in 2008 versus 2007 due mostly to the prepaid seismic balance at 2007 year end. The remaining decrease of about $232,000 was due to lower dry hole costs in 2008 versus 2007.

Discussion of Selected Material Line Items Resulting in a Decrease in Cash Flows.  Cash paid for production costs increased $574,364 (34%) to $2,248,936 in 2008 from $1,674,572 in 2007.  Most of the increase was due to a $248,199 increase in lease operating expenses and handling expenses and an   increase of $326,165 in production taxes in 2008 versus 2007.  Most of the lease operating expense increase was attributable to wells which first produced in 2008 and late 2007.  The increase in production taxes was due to increased sales in 2008 versus 2007.

Cash paid for general suppliers, employees and taxes other than income taxes increased $114,432 (9%) to $1,456,691 in 2008 from $1,342,259 in 2007. Most of this increase is due to an increase in salaries and employee benefits of about $114,000 to $764,000 paid in 2008 versus $650,000 paid in 2007.

Cash received for interest earned on cash equivalents and available for sale securities decreased $96,956 (20%) to $390,206 in 2008 from $487,162 in 2007.  The decrease was the result of a decrease in the average rate of return to 2.41% in 2008 from 4.29% in 2007 offset by an increase in the average balance of cash equivalents and available for sale securities outstanding to $16,219,149 in 2008 from $11,351,296 in 2007.

Income taxes paid increased $2,209,126 (95%) to $4,525,337 in 2008 from $2,316,211 in 2007 due to increased income tax expense and estimated tax payments discussed above and below in “Results of Operations”.

Investing Activities

Net cash applied to investing activities decreased $1,151,853 (13%) to $7,416,157 in 2008 from $8,568,010 in 2007.  In 2008, net cash applied to available for sale securities decreased $2,297,237 from $4,972,279 in 2007 to $2,675,042 in 2008. This decline was a result of utilizing a larger portion of the operations cash flow for financing activities in 2008 as discussed below.  Cash flows related to property acquisitions resulted in an increase in cash applications to investing activities in 2008 versus 2007. Cash applied to property acquisitions increased $1,284,671 (33%) to $5,163,043 in 2008 from $3,878,372 in 2007 due primarily to increased exploration and development drilling activity.  See the “Update of Oil and Gas Exploration and Development Activity from December 31, 2007” under the “Results of Operations” heading below for more information regarding expenditures related to this drilling activity. Cash flow from property dispositions increased $567,903 to $591,919 in 2008 from $24,016 in 2007 resulting in a decrease of the cash applications to investing activities. Property dispositions in 2008 included proceeds of about $592,000 from the sale of the Company’s ownership interest in a group of Seminole County, Oklahoma producing properties with no similar sales in 2007. The increases in cash applications for investing activities also included a decrease in cash distributions from equity investments of $252,075 (97%) to $6,550 in 2008 from $258,625 in 2007. This decrease is due to a $225,000 distribution in 2007 from Millennium Golf Properties, LLC representing the proceeds from the sale of our 9% ownership interest to the remaining owners in the limited liability company. There were no similar sales or distributions in 2008.

Financing Activities

Cash applied to financing activities increased $4,918,865 (487%) to $5,929,117 in 2008 from $1,010,252 in 2007.  Cash flows applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock.  In 2008, cash dividends paid on common stock amounted to $5,857,097 as compared to $883,052 in 2007.   The increase was the result of an increase in the 2008 dividends per share to $40.00 from $6.00 in 2007. The increase was necessary to distribute to the Company’s shareholders a portion of the funds from operating activities cash flow that was in excess of the funds needed for investing activities.  The cash applied to the purchase of treasury stock was $72,020 in 2008 as compared to $127,200 in 2007.  The decrease in treasury stock purchases in 2008 from 2007 is due to a combination of fewer shares purchased in 2008 (347 shares) versus 2007 (795 shares) and a higher average price paid in 2008 of $208 per share versus $160 per share in 2007.   For additional information about treasury stock purchases, see Note (1) at the end of Item 5 "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above.

Forward-Looking Summary

Despite the current depressed prices being received for crude oil and natural gas sales, the latest estimate of business to be done in 2009 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources including net working capital.  See additional discussion of 2009 operating income estimates below at the end of the “Operating Revenues” section. The Company is engaged in exploratory drilling.  If this drilling is successful, substantial development drilling may result.  Also, should other exploration projects which fit the Company’s risk parameters become available, or other investment opportunities become known, capital requirements may be more than the Company has available.  If so, external sources of financing could be required.

Results of Operations

As disclosed in the Statements of Operations in Item 8 of this Form 10-K, in 2008 the Company had net income of $9,647,693 as compared to a net income of $7,527,876 in 2007.  Net income per share, basic and diluted was $59.43 in 2008, an increase of $13.18 per share from $46.25 in 2007.  Material line item changes in the Statements of Operations will be discussed in the following paragraphs.

Operating Revenues

Operating revenues increased $6,373,292 (44%) to $20,706,010 in 2008 from $14,332,718 in 2007. Oil and gas sales increased $5,801,876 (42%) to $19,717,442 in 2008 from $13,915,566 in 2007. Lease bonuses and other revenues increased $571,416 (137%) to $988,568 in 2008 from $417,152 in 2007. This increase was the result of an increase in lease bonuses of $532,946 due to increased bonuses from East Texas, Oklahoma and Colorado leases.  In addition, coal royalties from North Dakota leases increased $38,470 (19%) to $245,287 in 2008 from $206,817 in 2007. The Company does not anticipate that coal royalties will have a significant impact on its future results of operations.  The increase in oil and gas sales will be discussed in the following paragraphs.

The $5,801,876 increase in oil and gas sales was the net result of a $3,229,778 increase in gas sales plus a $2,446,578 increase in oil sales and a $125,520 increase in miscellaneous oil and gas product sales. The following price and volume analysis is presented to help explain the changes in oil and gas sales from 2007 to 2008.  Miscellaneous oil and gas product sales of $289,763 in 2008 and $164,243 in 2007 are not included in the analysis.

		Variance
Production	2008	Price	Volume	2007
Gas –
MCF (000 omitted)	1,452		55	1,397
$(000 omitted)	$12,029	$2,882	$348	$8,799
Unit Price	$8.28	$1.98		$6.30

Oil -
Bbls (000 omitted)	80		5	75
$(000 omitted)	$7,399	$2,097	$350	$4,952
Unit Price	$92.09	$26.09		$66.00

The $3,229,778 (37%) increase in natural gas sales to $12,029,060 in 2008 from $8,799,282 in 2007 was the result of an increase in both the average price received per thousand cubic feet (MCF) and gas sales volumes.  The average price per MCF of natural gas sales increased $1.98 per MCF to $8.28 in 2008 from $6.30 in 2007 resulting in a positive gas price variance of $2,881,974.  A positive volume variance of $347,803 was the result of an increase in natural gas volumes sold of 55,207 MCF to 1,452,368 MCF in 2008 from 1,397,161 MCF in 2007.  The increase in the volume of gas production was the net result of new 2008 production of about 411,800 MCF offset by declines of 356,593 MCF. These declines are a combination of about 202,500 MCF of normal decline in production from mature producing properties and a positive sales adjustment of 154,056 MCF included in the 2007 volumes. This adjustment was for 2005 and 2006 volumes and sales from two Robertson County, Texas wells received and recorded in September, 2007. The purchaser had originally suspended the revenues due to a potential title problem and the Company had not accrued these sales for that reason. This adjustment and the reasons for it were discussed in the Company’s Form 10-QSB for the period ended September 30, 2007. This adjustment slightly distorted the variance between 2007 and 2008 natural gas production and accounts for part of the variance above.  As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8, below, working interests in natural gas extensions and discoveries were not adequate to replace working interest reserves produced in 2008 or 2007.

The gas production for 2007 and 2008 includes production from several royalty interest properties drilled by various operators in Robertson County, Texas.  The first of these wells began producing in late March, 2005 and the most recent one began producing in December, 2008.  These properties accounted for approximately 817,000 MCF and $5,105,000 of the 2007 gas sales and approximately 845,000 MCF and $7,279,000 of the 2008 gas sales.  While the operators are currently drilling and plan more drilling in the future on the acreage in which the Company holds mineral interests, the Company has no control over the timing of such activity.

The $2,446,578 (49%) increase in crude oil sales to $7,398,619 in 2008 from $4,952,041 in 2007 was the result of an increase in both the average price per barrel (Bbl) and oil sales volumes. The average price received per Bbl of oil increased $26.09 to $92.09 in 2008 from $66.00 in 2007, resulting in a positive oil price variance of $2,096,491.  An increase in oil sales volumes of 5,304 Bbls to 80,337 Bbls in 2008 from 75,033 Bbls in 2007 resulted in a positive volume variance of $350,087. The increase in the oil volume production was the net result of new 2008 production of about 15,900 Bbls offset by about 10,600 Bbls of normal decline in production from mature producing properties. Of the new 2008 production approximately 9,900 Bbls (62%) was from Woods County, Oklahoma. Of the remaining new production, about 3,500 Bbls (22%) was from new working interest wells in Kansas and Oklahoma (in counties other than Woods) and about 2,500 Bbls was from new royalty interest wells in Texas and Oklahoma. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were adequate to replace working interest reserves produced in 2007 but not in 2008.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based.  These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. Spot market prices in 2008 provided an excellent example of the fluctuations that can and do occur.

Spot market prices for crude oil in 2008 started the year at about $100/Bbl, peaked above $145/Bbl in July and then rapidly declined to less than $35/Bbl in early 2009.  Crude oil spot prices are about $50/Bbl at the time of this Form 10-K, so wellhead oil prices are less than one-half of the $92.06/Bbl average sales price the Company received for its 2008 oil production.

Spot market prices for natural gas in 2008 started the year at about $7/MMBTU (million British thermal units), peaked above $13/MMBTU in July and then declined to less than $4/MMBTU in early 2009. Natural gas spot market prices are about $4/MMBTU at the time of this Form 10-K, so wellhead gas prices are also less than one-half of the $8.28/MCF average sales price the Company received for its 2008 natural gas production.

These depressed prices, if they continue for the remainder of the year, will result in substantially lower sales and operating results in 2009 compared to 2008.

Operating Costs and Expenses

Operating costs and expenses increased $3,490,566 (74%) to $8,177,531 in 2008 from $4,686,965 in 2007, primarily due to increases in production costs and depreciation, depletion and amortization.  The material components of operating costs and expenses will be discussed below.

Production Costs.  Production costs increased $599,648 (36%) to $2,272,224 in 2008 from $1,672,576 in 2007. The increase was the net result of a $351,945 (64%) increase in gross production tax (net of production tax refunds) to $903,224 in 2008, from $551,279 in 2007, plus an increase in lease operating and handling expense of $247,702 (22%) to $1,369,000 in 2008 from $1,121,298 in 2007. Most of the increase in lease operating and handling expense was due to an increase in lease operating expenses of $223,585 (30%) to $962,107 in 2008 from $738,522 in 2007 with about $165,000 of the increase related to new 2008 wells or wells that began producing in late 2007. Most of the remaining increase in lease operating expense was due to required repairs on two salt water disposal (“SWD”) wells that were part of a group of wells sold in June, 2008. See the “Other Income (Loss), Net” discussion below for more information regarding this sale of properties. Handling expense increased $24,117 (6%) to $406,893 in 2007 from $382,776 in 2007. Handling expense is comprised of gas gathering, treating, transportation and compression costs. Gross production taxes are state taxes which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.  Most of the gross production tax refunds relate to the Robertson County, Texas properties and are due to a Texas program used as an incentive to encourage operators to drill deep or tight sands gas wells.  These refunds are not permanent but are for a limited number of months of production.

Exploration and Development Costs.  Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling.  The costs of successful exploratory drilling and all development costs are capitalized.  Total costs of exploration and development, inclusive of geological and geophysical costs were $5,189,037 in 2008 and $4,272,382 in 2007.  See Item 8, Note 8 to the accompanying financial statements for additional information regarding a breakdown of these costs. Costs charged to operations were $142,550 in 2008 and $237,507 in 2007 inclusive of geological and geophysical costs of $120,446 in 2008 and $10,805 in 2007.

Update of Oil and Gas Exploration and Development Activity from December 31, 2008.  For the twelve months ended December 31, 2008, the Company participated in the drilling of seventeen gross exploratory and nineteen gross development working interest wells with working interests ranging from a high of 21.5% to a low of 2.75%.  Of the seventeen exploratory wells, seven were completed as producers and one as dry hole, and nine were in progress.  Of the nineteen development wells, twelve were completed as producers and seven were in progress.  In management’s opinion, the exploratory drilling summarized above has produced some possible development drilling opportunities.

The following is a summary as of March 17, 2009, updating both exploration and development activity from December 31, 2007.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Barber County, Kansas prospect.  Both wells were started in January 2008 and completed in March 2008 as commercial oil and gas producers.  Two additional step-out wells will be drilled in 2009.  Capitalized costs were $217,438 for the year ended December 31, 2008.

The Company participated with its 18% working interest in the drilling of five step-out wells on a Barber County, Kansas prospect which adjoins the previous prospect.  The first well was started in August 2008 and the second and third wells in September 2008.  The third well was a re-entry and washdown of an old dry hole.  All three wells were completed in December 2008, the first as a commercial oil and gas producer and the other two as marginal oil and gas producers.  The fourth and fifth wells were started in November 2008 and completion attempts of both are currently in progress. Capitalized costs were $525,546 for the period ended December 31, 2008, including $115,968 in prepaid drilling costs.

The Company participated with its 4.3% interest in the drilling of a horizontal development well in a Harding County, South Dakota waterflood unit.  The well was started in June 2008 and completed in September 2008 as a commercial oil producer.  Another unit well was converted from an oil producer to a water injection well, with injection commencing in December 2008.  Costs for the year at December 31, 2008 were $137,459.

The Company participated with working interests of 18%, 18%, 17.4%, 18% and 17.9% in the drilling of five development wells on a Woods County, Oklahoma prospect.  The first well was started in January 2008 and the second in February 2008.  Both were completed in March 2008 as commercial oil and gas wells; however, the second well has since declined to marginal status.  The third well was started in March 2008 and completed in April 2008 as a commercial oil and gas producer.  The fourth and fifth wells were started in October 2008 and completed in December 2008 as commercial oil and gas producers.  Capitalized costs totaled $653,274 as of December 31, 2008, including $79,783 in prepaid drilling costs.

In 2007 the Company participated in the drilling and completion of an exploratory well on a Grady County, Oklahoma prospect in which it has a 10% interest.  Sales commenced in April 2008 following the construction of a pipeline, with gas and condensate flowing at a commercial rate.  The Company participated in the drilling of four additional exploratory wells on this prospect in 2008.  The first well was started in February 2008 and completed in May 2008 as a commercial gas and condensate producer.  The second well was started in July 2008 and completed in March 2009.  Preliminary flow rates indicate a commercial gas and condensate producer.  The third well was started in August 2008 and casing was set in September 2008.  A completion attempt is currently in progress.  The fourth well, a re-entry and sidetrack of a 2007 exploratory dry hole, was started in December 2008 and completed in January 2009 as a dry hole.  Total capitalized costs for the period ended December 31, 2008 were $750,930, including $72,130 in prepaid drilling costs. Dry hole costs of $13,365 were expensed as of December 31, 2008.

The Company participated in the drilling of three development wells on a Woods County, Oklahoma prospect.  The first well (Company working interest 12%) was started in December 2007 and completed in January 2008.  The second well (14% interest) was started in May 2008 and completed in July 2008.  The third well (16% interest) was started in July 2008 and completed in September 2008.  All three are commercial oil and gas wells.  Two additional development wells (12% and 14% interests) will be drilled starting in May 2009.  Total costs for these wells at December 31, 2008 were $340,307, including $13,066 in prepaid drilling costs.

In 2007 the Company participated with a 16% interest in the drilling and completion of an exploratory well on a Woods County, Oklahoma prospect.  Sales commenced in February 2008 with oil and gas flowing at a commercial rate.  The Company participated with an 8% working interest in the drilling of another exploratory well which was started in March 2008 and completed in April 2008 as a commercial oil and gas producer.  Two step-out wells (11.75% and 16% interests) were started in September 2008 and completed in December 2008 as oil and gas producers, the first commercial and the second marginal. Capitalized costs for the period ended December 31, 2008 were $283,333, including $9,460 in prepaid drilling costs.

The Company participated with an 18% interest in the development of nine prospects along a trend in Comanche and Kiowa Counties, Kansas.  An exploratory well (Company working interest 18%) was started in April 2008 and completed in August 2008 as a marginal oil producer.  A second exploratory well (16.2% interest) was started in April 2008 and completed in June 2008 as a commercial gas well.  Two additional exploratory wells (18% and 16.2% interests) were started in November 2008.  The first was completed in February 2009 and is currently being tested.  A completion is in progress on the second.  Five additional exploratory wells are planned for 2009, the first to start in March.  Total capitalized costs at December 31, 2008 were $516,888, including $139,822 in prepaid drilling costs, and $217,890 in leasehold costs.

A 3-D seismic survey was started in February 2008 on a Harper County, Kansas prospect in which the Company has a 16% interest.  Weather delays forced the suspension of the survey prior to completion; however, data was acquired over most of the prospect acreage.  Two potential structures were identified.  Two exploratory wells were started in July 2008.  One was completed in November 2008 as a commercial oil and gas well and then shut in to await the construction of a pipeline.  It started producing again in March 2009.  A completion attempt of the other was unsuccessful in one zone.  It is currently being evaluated for a completion attempt in another zone.  The seismic survey was completed in September 2008.  At least two additional wells are planned for 2009.  At December 31, 2008, capitalized well costs were $215,417, and $120,446 was expensed for seismic costs.

In March 2008 the Company participated with its 18% interest in the drilling of an exploratory well on a Logan County, Oklahoma prospect.  The well was completed in June 2008 as a marginal oil and gas producer.  Capitalized costs for the period ended December 31, 2008 were $109,944.

The Company participated with its 16% working interest in the drilling of two development wells on a Woods County, Oklahoma prospect.  Both were started in November 2007 and completed in February 2008 as commercial oil and gas wells.  Total costs for these wells at December 31, 2008 were $223,943.

The Company participated with a 21.5% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect.  The well was started in November 2007 and completed in February 2008 as a commercial gas producer.  It also makes some oil.  An additional step-out well was started in July 2008 and completed in September 2008 as a commercial oil and gas producer.  Total costs for these wells at December 31, 2008 were $294,928, including $7,054 in prepaid drilling costs.

In March 2008 the Company purchased a 21% interest in 637.5 net acres of leasehold on a Lincoln County, Oklahoma prospect for $13,388.  A step-out dual lateral horizontal well was started in March 2008.  Drilling difficulties were encountered and neither lateral reached its planned total depth.  Completion efforts so far have been unsuccessful, and the well is currently non-commercial.  An impairment expense of $566,027 was charged to the well for the year ended December 31, 2008.

In April 2008 the Company purchased a 2.75% interest in 2,064 net acres of leasehold on a Garvin County, Oklahoma prospect for $14,795, including $3,300 for seismic.  An exploratory well was started in May 2008, drilled to total depth and then temporarily abandoned in August 2008.  A test of the target formation in November 2008 indicated that it was non-productive, and the well is currently being evaluated for conversion to a disposal well.  Total costs at December 31, 2008, were $71,806.

The Company participated with an 18% interest in the development of a McClain County, Oklahoma prospect.  Acreage has been acquired and it is likely that an exploratory well will be drilled in 2009.  Leasehold costs at December 31, 2008 were $10,571.

The Company participated with a 50% interest in the development of another McClain County, Oklahoma prospect.  Acreage has been acquired and a deal has been made to obtain access to a 3-D seismic survey which covered the prospect area.  The Company will retain a 16% interest in the prospect acreage.  Decisions about drilling will be made after the seismic has been evaluated.  Leasehold costs at December 31, 2008 were $65,942.

In August 2008 the Company purchased a 5% interest in a Garvin County, Oklahoma prospect for $15,000.  An exploratory well was started in September 2008 and reached total depth in October 2008.  The lower part of the hole has been plugged; however, a completion will be attempted in a shallow zone that is behind the intermediate casing.

In November 2008 the Company purchased a 10.5% interest in 803.5 net acres of leasehold on a Woods County, Oklahoma prospect for $21,093.  Two exploratory wells were drilled starting in November 2008.   One was completed in March 2009 and is currently being tested.  The other is shut in awaiting tank battery construction.  Capitalized costs were $202,549 for the year ended December 31, 2008.

The Company participated with its 8% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect.  The well was started in December 2008 and completed in March 2009 as a commercial oil and gas producer. Capitalized costs were $56,800 at December 31, 2008, including $31,987 in prepaid drilling costs.

In January 2009 the Company purchased a 16% interest in 18,343 net acres of leasehold on a Ford County, Kansas prospect for $176,094 and paid $259,413 in estimated seismic costs.  A 3-D seismic survey has been completed and an exploratory well is planned for May 2009.

In March 2009 the Company purchased a 7% interest in 3,262 net acres of leasehold on a Williams and Defiance Counties, Ohio prospect for $15,702.  Two exploratory wells will be drilled starting in April 2009.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A).  Major components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment.  The provision for impairment of undeveloped leaseholds was $140,562 in 2008 and $92,293 in 2007.  The increase in the provision for impairment is directly related to the exploration activity discussed under “Exploration and Development Costs”, above. The 2008 provision was entirely due to the annual amortization of undeveloped leaseholds with none due to specific leasehold impairments.

As discussed in Item 8, Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  Evaluation for impairment was performed in both 2008 and 2007.  The 2008 impairment loss of $1,924,219 was partly the result of reserve adjustments on wells which first produced in 2006 and 2007 and mostly due to wells completed in 2008, 2007 and 2006 for which the estimated fair market value of future production was less than the Company’s carrying amount in the well. The depressed oil and natural gas prices at 2008 year-end had a significant impact on the market value of future production and accordingly the current year’s impairment loss. The 2007 impairment loss of $67,745 was primarily the result of the reserve adjustments on newer wells as there were no similar depressed prices in 2007.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method.  The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets.  The provision for depletion and depreciation totaled $2,204,069 in 2008 and $1,271,520 in 2007.  Most of the increase of $932,549 is due to increased oil and gas property additions in recent years and changes in reserve estimates.  It also includes $99,116 for amortization of the Asset Retirement Obligation.  See Item 8, Note 2 to the accompanying financial statements for additional information regarding the Asset Retirement Obligation.

General, Administrative and Other Expenses (G&A).  G&A increased $155,097 (12%) to $1,459,130 in 2008 from $1,304,033 in 2007.  The increase was partly due to an increase in employee salaries and benefits of approximately $119,000 and an increase in accounting and legal fees of approximately $18,000. Most of the remaining increase was due to a decrease of about $45,000 in franchise taxes (primarily Texas) and an increase in ad valorem taxes of about $54,000.  The ad valorem tax increase relates to price-related increases in revenue on Texas producing properties. Texas ad valorem taxes are based on assessments on property valuations using oil and gas prices at the beginning of the year.

Equity Income (Loss) in Investees.  The following is an analysis of equity income (loss) in investees by entity for the years ended December 31, 2008 and 2007.  In December 2007, the Company sold its 9% equity interest in Millennium Golf Properties, LLC for $225,000, resulting in a gain of $175,458 that was included in the 2007 results of operations.  See Item 8, Note 7 to the accompanying financial statements for more information about these investments.

	Net Income (Loss)		2008 Income
	2008	2007	Over 2007
Broadway Sixty-Eight, Ltd.	$73,030	$42,148	$30,882
Millennium Golf Properties, LLC	---	(320)	320
OKC Industrial Properties, LC	3,043	19,362	(16,319)
Bailey Hilltop Pipeline, LLC	9,692	---	9,692
JAR Investment, LLC	8,450	4,875	3,575
Total	$94,215	$66,065	$28,150

Other Income (Loss), Net.  See Item 8, Note 11 to the accompanying financial statements for an analysis of the components of this line item for the years ended 2008 and 2007. Other income, net declined $64,956 (9%) to $674,860 in 2008 from $739,816 in 2007.

Net realized and unrealized gains (losses) on trading securities declined $165,279 (37%) to a net loss of $(120,599) in 2008 from a net gain of $44,680 in 2007. Realized gains or losses result when a trading security is sold.  Unrealized gains or losses result from adjusting the Company’s carrying amount in trading securities owned at the reporting date to estimated fair market value.  In 2008, the Company had realized gains of $51,333 and unrealized losses of $(164,318).  In 2007, the Company had realized gains of $13,371 and unrealized gains of $31,309.

Accrual basis interest income decreased $159,304 (32%) to $339,126 in 2008 from $498,430 in 2007.  This decrease was the result of a decrease in the average rate of return on cash equivalents and available for sale securities from which most of interest income is derived.  The average rate of return decreased 1.88% to 2.41% in 2008 from 4.29% in 2007. An increase of $4,867,853 (43%) in the average balance outstanding to $16,219,149 from $11,351,296 in 2007 resulted in a smaller decrease than would have occurred if the average balance had remained the same as the prior year.

Most of the remaining increase in this line item was due to the increase in gains on asset sales of $259,381 to $452,475 in 2008 from $193,094 in 2007.   The increase in the gains on asset sales was due primarily to a $449,516 gain on the sale of the Company’s ownership interest in a group of Seminole County, Oklahoma producing properties, most of which were acquired in 2003.  Other miscellaneous property disposals accounted for the remaining net gains of about $3,000. Most of the 2007 gain was from the sale of the Company’s ownership interest in its Millennium Golf Properties, LLC. equity investment.

Provision for Income Taxes.  See Note 6 to the accompanying financial statements for an analysis of the various components of income taxes. In 2008 the Company had an estimated provision for income taxes of $3,649,861 as the result of a current tax provision of $3,372,669 plus a deferred tax provision of $277,192. In 2007, the Company had an estimated provision for income taxes of $2,923,758 as the result of a current tax provision of $2,521,852 plus a deferred tax provision of $401,906.

ITEM 7A.	QUANTATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISKS.

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Reserve Petroleum Company

We have audited the accompanying balance sheet of The Reserve Petroleum Company as of December 31, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008. The Reserve Petroleum Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of The Reserve Petroleum Company

We have audited the accompanying balance sheet of THE RESERVE PETROLEUM COMPANY as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2007, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
March 25, 2008

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

ASSETS

	December 31,
	2008	2007
Current Assets:
Cash and Cash Equivalents (Note 2)	$1,430,832	$1,232,376
Available for Sale Securities (Notes 2 & 5)	15,120,573	12,445,531
Trading Securities (Notes 2 & 5)	218,228	337,201
Refundable Income Taxes	999,573	----
Receivables (Notes 2 & 7)	1,738,856	2,312,323
Prepaid Expenses	----	103,373
	19,508,062	16,430,804
Investments:
Equity Investments (Notes 2 & 7)	562,584	423,378
Other	15,298	15,298
	577,882	438,676
Property, Plant & Equipment (Notes 2, 8 & 10):
Oil & Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,029,500	1,156,804
Proved Properties	20,543,660	17,014,112
	21,573,160	18,170,916
Less - Valuation Allowance and Accumulated Depreciation, Depletion & Amortization	12,932,782	10,610,212
	8,640,378	7,560,704
Other Property & Equipment, at Cost	375,544	376,843
Less - Accumulated Depreciation & Amortization	272,779	244,510
	102,765	132,333
Total Property, Plant and Equipment	8,743,143	7,693,037
Other Assets	325,744	320,667
Total Assets	$29,154,831	$24,883,184

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2008	2007
Current Liabilities:
Accounts Payable (Note 2)	$208,487	$304,288
Income Taxes Payable	----	153,094
Other Current Liabilities -
Deferred Income Taxes and Other	221,266	379,832
	429,753	837,214
Long Term Liabilities:
Asset Retirement Obligation (Note 2)	516,054	----
Dividends Payable (Note 3)	959,319	324,930
Deferred Tax Liability (Note 6)	1,613,163	1,168,685
	3,088,536	1,493,615
Total Liabilities	3,518,289	2,330,829

Commitments & Contingencies (Notes 2 & 7)

Stockholders’ Equity: (Notes 3 & 4)
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	26,114,016	22,957,809
	26,271,384	23,115,177
Less - Treasury Stock, at Cost	634,842	562,822
Total Stockholders’ Equity	25,636,542	22,552,355
Total Liabilities and Stockholders’ Equity	$29,154,831	$24,883,184

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Operating Revenues:
Oil & Gas Sales	$19,717,442	$13,915,566
Lease Bonuses & Other Revenues	988,568	417,152
	20,706,010	14,332,718
Operating Costs and Expenses:
Production	2,272,224	1,672,576
Exploration	142,550	237,507
Depreciation, Depletion, Amortization & Valuation Provisions	4,303,627	1,472,849
General, Administrative and Other	1,459,130	1,304,033
	8,177,531	4,686,965
Income from Operations	12,528,479	9,645,753
Equity Income in Investees (Note 7)	94,215	66,065
Other Income, Net (Note 11)	674,860	739,816
Income before Income Taxes	13,297,554	10,451,634
Provision for Income Taxes (Notes 2 & 6)	3,649,861	2,923,758
Net Income	$9,647,693	$7,527,876
Per Share Data (Note 2):
Net Income, Basic and Diluted	$59.43	$46.25
Cash Dividends	$40.00	$6.00
Weighted Average Shares Outstanding, Basic and Diluted	162,325	162,759

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock

Balance at January 1, 2007	$92,368	$65,000	$16,407,036	$(435,622)

Net Income	----	----	7,527,876	----

Cash Dividends on Common Stock	----	----	(977,103)	----

Purchase of Treasury Stock	----	----	----	(127,200)

Balance at December 31, 2007	92,368	65,000	22,957,809	(562,822)

Net Income	-----	----	9,647,693	----

Cash Dividends on Common Stock	-----	----	(6,491,486)	----

Purchase of Treasury Stock	-----	----	----	(72,020)

Balance at December 31, 2008	$92,368	$65,000	$26,114,016	$(634,842)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Cash Received-
Oil and Gas Sales	$20,457,619	$14,243,622
Lease Bonuses and Coal Royalties	936,685	431,363
Agricultural Rentals & Other	5,118	5,286
Cash Paid-
Production Costs	(2,248,936)	(1,674,572)
Exploration Costs	(12,046)	(340,993)
General Suppliers, Employees and Taxes,
Other than Income Taxes	(1,456,691)	(1,342,259)
Interest Received	390,206	487,162
Interest Paid	(3,866)	(3,933)
Settlement of Class Action Lawsuits	1,674	467
Dividends Received on Trading
Securities	931	1,791
Purchase of Trading Securities	(529,178)	(669,307)
Sale of Trading Securities	527,551	666,515
Income Taxes Paid, net	(4,525,337)	(2,316,211)
Net Cash Provided by Operating Activities	$13,543,730	$9,488,931

Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	26,632,838	18,290,624
Purchase of Available for Sale Securities	(29,307,880)	(23,262,903)
Proceeds from Disposal of Property	591,919	24,016
Purchase of Property, Plant and Equipment	(5,163,043)	(3,878,372)
Cash Distributions from Equity Investments	6,550	258,625
Purchase of Equity Investment	(51,541)	----
Note Receivable from Equity Investment	(125,000)	----
Net Cash Applied to Investing Activities	$(7,416,157)	$(8,568,010)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash Flows Applied to Financing Activities:
Dividends Paid to Shareholders	$(5,857,097)	$(883,052)
Purchase of Treasury Stock	(72,020)	(127,200)
Total Cash Applied to Financing Activities	$(5,929,117)	$(1,010,252)
Net Change in Cash and Cash Equivalents	198,456	(89,331)
Cash and Cash Equivalents at Beginning of Year	1,232,376	1,321,707
Cash and Cash Equivalents at End of Year	$1,430,832	$1,232,376
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$9,647,693	$7,527,876
Net Income Increased (Decreased) by - Net Change in -
Unrealized Holding (Gains) Losses on Trading Securities	164,318	(31,309)
Accounts Receivable	709,001	328,940
Interest and Dividends Receivable	51,079	(11,268)
Income Taxes (Refundable) Payable	(1,152,667)	205,641
Accounts Payable	14,739	17,280
Trading Securities	(45,345)	(16,163)
Other Assets	98,297	(111,283)
Deferred Taxes	277,192	401,906
Other Liabilities	8,720	(36,379)
Equity Income in Investees	(94,215)	(66,065)
Gain from Sale of Equity Investment	----	(175,458)
Disposition of Property & Equipment	(438,709)	(17,636)
Depreciation, Depletion, Amortization and Valuation Provisions	4,303,627	1,472,849
Net Cash Provided by Operating Activities	$13,543,730	$9,488,931

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - NATURE OF OPERATIONS

The Company is principally engaged in oil and natural gas exploration and development and minerals management with areas of concentration in Texas, Oklahoma, Kansas and South Dakota.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company believes it is not exposed to any significant credit risk on such accounts.

Investments

Marketable Securities:
Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires the Company to classify its debt and equity securities in one of three categories: trading, available-for-sale and held-to-maturity.  Trading securities are bought and held principally for the purposes of selling them in the near term.  Held-to-maturity securities are those securities in which the Company has both the ability and intent to hold the security until maturity.  All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair market value. Trading securities, which consist primarily of equity securities, are carried at fair value with unrealized gains and losses reported in current earnings. During 2008, the Company recorded realized gains of $51,333 and unrealized losses of $171,932.  During 2007, the Company recorded realized gains of $24,403 and unrealized gains of $20,277.

Available-for-sale securities, which consist entirely of US Government securities, are carried at fair value with unrealized gains and losses reported as a component of other comprehensive income, when significant to the financial statements.  As of December 31, 2008 and 2007, the unrealized gains of $79,577 and $126,677, respectively, are not reflected in the accompanying balance sheet.

Equity Investments:
The Company accounts for its investments in a partnership and limited liability companies on the equity basis and adjusts the investment balance to agree with its equity in the underlying assets of the entities.  See Note 7 for additional information.

Receivables and Revenue Recognition

Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred.  Sales are to credit-worthy major energy purchasers with payments generally received within 60 days of transportation from the well site.  The Company has historically had little, if any, uncollectible receivables; therefore, an allowance for uncollectible accounts has not been provided.

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

Income Taxes

The Company utilizes SFAS 109, “Accounting for Income Taxes,” that requires, among other things, a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in the periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.

In July 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, de-recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted FIN 48 on January 1, 2007, which did not have a material impact on the Company’s operating results, financial position or cash flows.  The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Earnings  Per Share

The Company follows Statement of Financial Accounting Standards (“SFAS”) 128, addressing earnings per share. SFAS 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.  For the years ended December 31, 2008 and 2007, the Company had no dilutive shares outstanding, therefore basic and diluted earnings per share is the same amount as presented in the accompanying statement of operations.

Segment Reporting

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, requires a public entity to report financial and descriptive information about its reportable operating segments. Management believes that all operations are evaluated and managed as a single segment — oil and natural gas exploration and development.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas and South Dakota.  The Company had four purchasers in 2008 and three purchasers in 2007 whose purchases were in excess of 10% of total oil and gas sales. In 2008, Redland Resources, Inc. purchases were $3,923,381, or 19.6% of total oil and gas sales;  ConocoPhillips Company purchases were $3,820,151 or 19.1% of total oil and gas sales; Encana Oil and Gas, Inc. purchases were $2,634,748 or 13.1% of total oil and gas sales and Luff Exploration Company purchases were $2,295,254 or 11.5% of total oil and gas sales.  In 2007, ConocoPhillips Company purchases were $3,853,591 or 27.7% of total oil and gas sales; Redland Resources, Inc. purchases were $1,974,769, or 14.2% of total oil and gas sales; and Luff Exploration Company purchases were $1,643,498 or 11.8% of total oil and gas sales.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include oil and natural gas reserve quantities that form the basis for the calculation of amortization of oil and natural gas properties.  Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories.  Actual results could differ from the estimates and assumptions used in the preparation of the Company’s financial statements.

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

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair  value of the obligation undertaken in issuing the guarantee.  The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.  FIN 45 applied prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.  The Company historically issues guarantees only on a limited basis but has issued such guarantees associated with the Company’s equity investments in Broadway Sixty-Eight, Ltd and JAR Investment, LLC.  Disclosures required by FIN 45 are discussed in Note 7.

Asset Retirement Obligation

In June 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset, unless such items are immaterial.  Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method.  Prior to 2008, the Company assessed the impact of SFAS 143 and based on the results of the assessment believed the impact of this statement was immaterial to its financial position and results of operations. However, in 2008, estimated well retirement costs increased significantly from previous years estimated costs.  The depressed prices at 2008 year end resulted in shorter estimated production lives for many of the Company’s producing wells.  This factor combined with the increased estimated abandonment costs, resulted in a significant increase in the estimated expense to be charged to the 2008 results of operations.  While the Company still feels the impact of this assessment is immaterial to this statement, it has elected to record the estimated amounts for 2008 and in future years.  The following table summarizes the asset retirement obligation for the years ended December 31:

	2008		2007

Beginning balance at January 1	$	---	$	---
Liabilities incurred		505,733		---
Liabilities settled		---		---
Accretion expense		10,321		---
Revision to estimate		---		---

Ending balance at December 31		$516,054	$	---

Fair Value Measurements

The Company has determined the fair value of certain assets and liabilities in accordance with the provisions of SFAS 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels as discussed further in Note 9.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of the pronouncement.

In December 2007, the FASB also issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not currently have any interest in any subsidiaries. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 had no effect on the Company’s results of operations, financial position or cash flows.

Note 3 - DIVIDENDS PAYABLE

Dividends payable include amounts that are due to stockholders whom the Company has been unable to locate and uncashed dividend checks of other stockholders.

Note 4 - COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

	Shares of	Shares Treasury	Shares
	Issued	Stock	Outstanding

January 1, 2007, $.50 par value stock, 400,000 shares authorized	184,735.28	21,414.64	163,320.64
Purchase of stock	----	795.00	(795.00)

December 31, 2007, $.50 par value stock, 400,000 shares authorized	184,735.28	22,209.64	162,525.64
Purchase of stock	----	347.00	(347.00)

December 31, 2008, $.50 par value stock, 400,000 shares authorized	184,735.28	22,556.64	162,178.64

Note 5 - MARKETABLE SECURITIES

At December 31, 2008 and 2007, the difference between the aggregate fair value and amortized cost basis of available for sale securities was immaterial; therefore, reporting of comprehensive income is not reflected in the accompanying financial statements.   The available for sale securities by contractual maturity are as follows at December 31, 2008:

Due within one year or less	$15,120,573

As to the trading securities held at year end, unrealized trading gains (losses) included in earnings were $(164,317) for 2008 and $31,309 for 2007.

Note 6 - INCOME TAXES

Components of deferred taxes follow:

	December 31,
	2008	2007
Assets
Leasehold Costs	$64,774	$321,115
Gas Balancing Receivable	52,379	52,379
Long-Lived Asset Impairment	835,711	379,245
Marketable Securities	33,123	----
Other	73,764	19,313
Total Assets	1,059,751	772,052

Liabilities
Marketable Securities	----	23,214
Receivables	198,742	309,690
Intangible Drilling Costs, Depletion and Depreciation	2,639,790	1,940,737
Total Liabilities	2,838,532	2,273,641

Net Deferred Tax Liability	$(1,778,781)	$(1,501,589)

The following table summarizes the current and deferred portions of income tax expense.

	Year Ended December 31,
	2008	2007
Current Tax Provision:
Federal	$3,337,569	$2,500,860
State	35,100	20,992
	2,521,852	3,372,669
Deferred Provision	277,192	401,906
Total Provision	$3,649,861	$2,923,758

The total provision for income tax expressed as a percentage of income before income tax was 27% in 2008 and 28% in 2007.  These amounts differ from the amounts computed by applying the statutory US Federal income tax rate of 34% for 2008 and 2007 to income before income tax as summarized in the following reconciliation:

	Year Ended December 31,
	2008	2007

Computed Federal Tax Provision	$4,521,168	$3,553,556

Increase (Decrease) in Tax From:

Allowable Depletion in Excess of Basis	(942,714)	(696,697)
Dividend Received Deduction	(222)	(439)
State Income Tax Provision	35,100	20,992
Other	36,529	46,346
Provision for Income Tax	$3,649,861	$2,923,758
Effective Tax Rate	27%	28%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on January 1, 2007. Our calculation of the current income tax provision for the twelve months ended December 31, 2008 and 2007 includes tax positions for which the ultimate recognition or deductibility is highly certain but there is uncertainty about the timing of the revenue recognition or the expense deduction.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the later revenue recognition or the shorter deductibility period would not affect the annual effective tax rate.  It would accelerate the payment of cash to the taxing authority to an earlier period. While uncertainty exists, the Company believes it more likely than not that these positions would be fully sustained under audit.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Note 7 -	INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying values of Equity Investments consist of the following at December 31:

	Ownership %	2008	2007
Broadway Sixty-Eight, Ltd.	33%	$451,654	$378,624
JAR Investment, LLC	25%	(5,001)	(6,901)
Bailey Hilltop Pipeline, LLC	10%	61,233	----
OKC Industrial Properties, L.L.C.	10%	54,698	51,655
		$562,584	$423,378

Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the “Partnership”), owns and operates an office building in Oklahoma City, Oklahoma.  Although the Company invested as a limited partner, along with the other limited partners, it agreed jointly and severally with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments.  To date, no monies have been paid with respect to this cost-sharing agreement.

The Company leases its corporate office from the Partnership.  The operating lease under which the space was rented expired December 31, 1995, and the space is currently rented on a year-to-year basis under the terms of the expired lease.  Rent expense for lease of the corporate office from the Partnership was approximately $28,000 for each of the years ended December 31, 2008 and 2007.

Included with Receivables is a Note receivable from the Partnership bearing 5% interest and due December 31, 2008.  On January 1, 2009, the interest due on this note was received along with a new Note receivable from the Partnership bearing 3.5% interest and due June 30, 2009.  This related party transaction is connected to new office building construction. The new office buildings are being constructed on undeveloped land adjacent to the existing office building.  When completed the new office buildings will be offered for sale.

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

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $142,319 at December 31, 2008.  This loan matures December 27, 2013.  The Company has evaluated its guarantee related to this obligation and believes it is unlikely to have to make any payments under the provisions of the guarantee agreement.  However, assuming the fair value of the obligation is equal to $142,319 at December 31, 2008, the Company has not recorded a liability related to this guarantee in its financial statements as the Company does not believe the potential obligation under this guarantee is material to the accompanying financial statements.

In June 2005, JAR sold all real estate except the portion with the retail/commercial center developed by the M-E joint venture discussed above.  At closing, a JAR bank loan secured by the property sold was paid off and the Company’s guarantee agreement relating to this loan was terminated.

In June 2008, the Company purchased a 10% ownership in Bailey Hilltop Pipeline, LLC, (the Pipeline”) for $51,541.  The Pipeline was constructed for the transportation of gas from wells in the Bailey Hilltop prospect.

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

All of the Company’s oil and gas operations are within the continental United States.  In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2008		2007
Acquisition of Properties
Unproved		$361,685		$531,971
Proved	$	----	$	----
Exploration Costs		$981,032		$1,148,093
Development Costs		$3,846,320		$2,592,319

Note 9 -	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157 "Fair Value Measurements" in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles (GAAP) that is intended to result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements. SFAS 157 applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted.

In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, "Effective Date of SFAS 157," which delays by one year, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, non-financial assets recorded at fair value at the time of  donation, and long-lived assets measured at fair value for impairment assessment under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

The Company has adopted the portion of SFAS 157 that has not been delayed by FSP FAS-157-2 as of the beginning of 2008, and plans to adopt the balance of its provisions as of the beginning of 2009. Items carried at fair value on a recurring basis (to which SFAS No. 157 applies in 2008) consist of available for sale securities based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Items carried at fair value on a non-recurring basis (to which SFAS No. 157 will apply in 2009) generally consist of assets held for sale. The Company also uses fair value concepts to test various long-lived assets for impairment. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2008 years.

The standard establishes three levels of inputs between which to classify fair value assets. Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset or liability. Level 3 inputs are unobservable inputs related to the asset or liability.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables, and dividends payable. As of December 31, 2008 and 2007, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items. At December 31, 2008 and 2007 the fair value of the Company’s marketable securities was based upon quoted market prices for the securities owned by the Company which is a Level 1 input.

The carrying amounts and estimated fair values of select Company assets and liabilities are as follows as of December 31, 2008:

	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs

Available for sale securities	$15,120,573	$	---	$	---
Trading securities	$218,228	$	---	$	---

The carrying amounts and estimated fair values of select Company assets and liabilities are as follows as of December 31, 2007:

	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs

Available for sale securities	$12,445,531	$	---	$	---
Trading securities	$337,201	$	---	$	---

Note 10 -	LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows.    Impairment losses totaling $1,924,219 for the year ended December 31, 2008 and $67,745 for the year ended December 31, 2007 are included in the Statements of Operations in the line item, Depreciation, Depletion, Amortization and Valuation Provisions.

Note 11 –	OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the years ended 2008 and 2007:

	2008	2007
Net Realized and Unrealized Gain (Loss)On Trading Securities	$(120,599)	$44,680
Gain on Asset Sales	452,476	193,094
Interest Income	339,126	498,430
Settlements of Class Action Lawsuits	1,674	468
Agricultural Rental Income	5,600	5,600
Dividend and Other Income	931	1,791
Interest and Other Expenses	(4,348)	(4,247)
Other Income, Net	$674,860	$739,816

Note12 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company is affiliated by common management and ownership with Mesquite Minerals, Inc., (Mesquite), Mid-American Oil Company (Mid-American), Lochbuie Limited Partnership (LLTD) and Lochbuie Holding Company (LHC). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite, Mid-American and LLTD.

Mesquite, Mid-American and LLTD share facilities and employees, including executive officers, with the Company.  The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred during 2008 by payment to the Company in the amount of $149,195 by Mesquite, $149,195 by Mid-American and $149,195 by LLTD. Reimbursements for 2007 were $129,539 by Mesquite, $129,539 by Mid-American and $129,539 by LLTD.  Included in the 2008 amounts, Mesquite paid $108,794, Mid-American $108,794 and LLTD $108,794 for their share of salaries.  In 2007, the share of salaries paid by Mesquite was $85,109, Mid-American $85,109, and LLTD $85,109.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTERESTS RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2008	2007
Oil & Natural Gas Liquids (Bbls)
Proved Developed and Undeveloped Reserves
Beginning of Year	290,989	232,438
Revisions of Previous Estimates	(1,829)	(23,101)
Extensions and Discoveries	45,035	143,505
Sales of Reserves	(996)	---
Production	(66,334)	(61,853)
End of Year	266,865	290,989

Proved Developed Reserves
Beginning of Year	290,989	232,438
End of Year	266,865	290,989
Gas (MCF)
Proved Developed and Undeveloped Reserves
Beginning of Year	1,664,360	1,710,576
Revisions of Previous Estimates	119,180	71,721
Extensions and Discoveries	291,743	227,161
Sales of Reserves	(123,902)	----
Production	(395,959)	(345,098)
End of Year	1,555,422	1,664,360

Proved Developed Reserves
Beginning of Year	1,664,360	1,710,576
End of Year	1,555,422	1,664,360

 See notes on next page

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTERESTS RESERVE QUANTITY INFORMATION
(Unaudited)

Notes 1.
Estimates of royalty interests’ reserves have not been included because the information required for the estimation of said reserves is not available.  The Company’s share of production from its net royalty interests was 14,004 Bbls of oil and 1,056,409 MCF of gas for the year ended December 31, 2008, and 13,181 Bbls of oil and 1,052,063 MCF of gas for the year ended December 31, 2007.

2.
The preceding table sets forth estimates of the Company’s proved developed oil and gas reserves, together with the changes in those reserves as prepared by the Company’s engineer for the years ended December 31, 2008 and 2007.  All reserves are located within the United States.

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

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTERESTS
OIL AND GAS RESERVES
(Unaudited)

	At December 31,
	2008	2007

Future Cash Inflows	$15,536,365	$35,190,438

Future Production and Development Costs	(6,406,107)	(8,837,987)

Future Income Tax Expense	(1,695,833)	(6,360,828)

Future Net Cash Flows	7,434,425	19,991,623

10% Annual Discount for Estimated Timing of Cash Flows	(2,157,644)	(7,189,387)

Standardized Measure of Discounted Future Net Cash Flows	$5,276,781	$12,802,236

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

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS FROM PROVED WORKING INTERESTS RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2008	2007

Standardized Measure, Beginning of Year	$12,802,235	$8,900,979

Sales and Transfers, Net of Production Costs	(7,642,024)	(5,192,909)

Net Change in Sales and Transfer Prices, Net of Production Costs	(7,179,892)	3,248,497

Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	1,401,574	5,585,157

Revisions of Quantity Estimates	212,149	730,817

Accretion of Discount	1,687,571	1,120,315

Sales of Reserves in Place	(394,649)	----

Net Change in Income Taxes	2,869,772	(1,771,303)

Changes in Production Rates (Timing) and Other	1,520,045	180,682

Standardized Measure, End of Year	$5,276,781	$12,802,235

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

The Company's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

/s/ Mason McLain	/s/ James L. Tyler
Mason McLain, President	James L. Tyler, 2nd Vice President
Principal Executive Officer	Principal Financial Officer
March 25, 2009	March 25, 2009

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and executive officers, compliance with Section 16(a) of the Exchange Act, the Company’s Code of Ethics, and Corporate Governance in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, Note 12 to Financial Statements.  Information regarding the independence of our directors in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees billed to the Company by its independent registered public accounting firms in the Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this Form 10-K.  Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation dated November 1, 1988 is incorporated by reference to Exhibit 3.1 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 28, 1997.

3.2	Amended By-Laws dated November 16, 2004 are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

14	Code of Ethics incorporated by reference to Exhibit 14 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

/s/Mason W. McLain
By:	Mason W. McLain, President
Principal Executive Officer)

/s/ James L. Tyler
By:	James L. Tyler, 2nd Vice President
(Principal Financial Officer)

Date:  March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Mason McLain	/s/ Jerry L. Crow
Mason W. McLain (Director)	Jerry L. Crow (Director)
March 25, 2009	March 25, 2009

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 25, 2009	March 25, 2009