Form 10-Q
period 2009-03-31
RESERVE PETROLEUM CO
filed 2009-05-15
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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

As of  May 11, 2009, 162,132.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Derived from audited financial statements)
Current Assets:
Cash and Cash Equivalents	$1,735,492	$1,430,832
Available for Sale Securities	15,899,196	15,120,573
Trading Securities	197,759	218,228
Refundable Income Taxes	754,291	999,573
Receivables	1,313,480	1,738,856
	19,900,218	19,508,062
Investments:
Equity Investments	573,761	562,584
Other	15,298	15,298
	589,059	577,882
Property, Plant & Equipment:
Oil & Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,227,047	1,029,500
Proved Properties	20,791,735	20,543,660
	22,018,782	21,573,160
Less Valuation Allowance and Accumulated Depreciation, Depletion & Amortization	13,340,620	12,932,782
	8,678,162	8,640,378
Other Property & Equipment, at Cost	376,734	375,544
Less Accumulated Depreciation & Amortization	279,847	272,779
	96,887	102,765
Total Property, Plant & Equipment	8,775,049	8,743,143
Other Assets	326,506	325,744
Total Assets	$29,590,832	$29,154,831

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Derived from audited financial statements)
Current Liabilities:
Accounts Payable	$323,903	$208,487
Other Current Liabilities
Deferred Income Taxes and Other	188,326	221,266
	512,229	429,753
Long Term Liabilities:
Asset Retirement Obligation	610,287	516,054
Dividends Payable	947,520	959,319
Deferred Income Tax Liability	1,484,974	1,613,163
	3,042,781	3,088,536
Total Liabilities	3,555,010	3,518,289

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paidin Capital	65,000	65,000
Retained Earnings	26,519,296	26,114,016
	26,676,664	26,271,384
Less – Treasury Stock	640,842	634,842
Total Stockholders’ Equity	26,035,822	25,636,542
Total Liabilities and Stockholders’ Equity	$29,590,832	$29,154,831

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Revenues:
Oil and Gas Sales	$2,056,923	$4,337,069
Lease Bonuses and Other	57,709	225,453
	2,114,632	4,562,522
Operating Costs and Expenses:
Production	416,858	420,416
Exploration	481,854	60,801
Depreciation, Depletion, Amortization and Valuation Provisions	414,905	413,681
General, Administrative and Other	371,370	310,966
	1,684,987	1,205,864
Income from Operations	429,645	3,356,658
Other Income, Net	29,799	95,247
Income Before Income Taxes	459,444	3,451,905

Provision for Income Taxes:
Current	245,293	857,170
Deferred	(191,129)	111,865

Total Provision for Income Taxes	54,164	969,035
Net Income	$405,280	$2,482,870

Per Share Data
Net Income, Basic and Diluted	$2.50	$15.29

Weighted Average Shares Outstanding, Basic and Diluted	162,166	162,437

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	March 31,
	2009		2008

Net Cash Provided by Operating Activities		$1,376,370	$2,717,467

Cash Flows Applied to Investing Activities:
Purchases of Available for Sale Securities		(3,862,653)	(2,245,092)
Maturity of Available for Sale Securities		3,084,029	2,202,234
Proceeds from Disposal of Property		2,001	960
Purchase of Property, Plant & Equipment		(290,539)	(1,397,360)
Cash Distribution from Equity Investment		13,250	875
Purchase of Equity Investment in Gathering System		---	(44,491)
Net Cash Applied to Investing Activities		(1,053,912)	(1,482,874)

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders		(11,798)	(2,649)
Purchase of Treasury Stock		(6,000)	(25,280)
Total Cash Applied to Financing Activities		(17,798)	(27,929)

Net Change in Cash and Cash Equivalents		304,660	1,206,664

Cash and Cash Equivalents, Beginning of Period		1,430,832	1,232,376

Cash and Cash Equivalents, End of Period		$1,735,492	$2,439,040

Supplemental Disclosures of Cash Flow Information,
Cash Paid During the Periods for:
Interest		$3,853	$3,850
Income Taxes	$	---	$800,018

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, the unaudited interim condensed financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted.  The accompanying condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results of the interim periods presented.  The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME,   NET

The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Realized and Unrealized Gain (Loss)
On Trading Securities	$(20,872)	$(48,581)
Gain on Asset Sales	2,001	960
Interest Income	33,313	125,858
Equity Earnings in Investees	24,427	19,249
Other Income	391	1,695
Interest and Other Expenses	(9,461)	(3,934)
Other Income, Net	$29,799	$95,247

Note 3 - INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The carrying value of Equity Investments consist of the following:

		March 31,	December 31,
	Ownership %	2009	2008
Broadway SixtyEight, Ltd.	33%	$469,167	$451,654
JAR Investment, LLC	25%	(4,837)	(5,001)
Bailey Hilltop Pipeline, LLC	10%	56,233	61,233
OKC Industrial Properties, LLC	10%	53,198	54,698
		$573,761	$562,584

Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership), owns and operates an office building  in Oklahoma City, Oklahoma.    Although the Company invested as a limited partner,   it agreed jointly and severally with the other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments.

The Company leases its corporate office from the Partnership.  The operating lease under which the space was rented expired December 31, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease.

Included with Receivables is a Note receivable from the Partnership bearing 3.5% interest and due June 30, 2009.  This related party transaction is connected to the construction of a new office building.

JAR Investment, LLC, (JAR) an Oklahoma limited liability company, previously held Oklahoma City metropolitan area real estate that was sold in June 2005.  JAR also owns a 70% management interest in Main-Eastern, LLC (M-E), also an Oklahoma limited liability company.  JAR and M-E established a joint venture and developed a retail/commercial center on a portion of JAR’s real estate.

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan plus all costs and expenses related to enforcement and collection, or $140,173 at March 31, 2009.  This loan matures December 27, 2013. The Company has evaluated its guarantee related to this obligation and believes it is unlikely to have to make any payments under the provisions of the guarantee agreement.  However, assuming the fair value of the obligation is equal to $140,173 at March 31, 2009, the Company has not recorded a liability related to this guarantee in its financial statements as the Company does not believe the potential obligation under this guarantee is material to the accompanying financial statements.

In March 2008, the Company purchased a 10% interest in the Bailey Hilltop Pipeline, LLC (Bailey) an Oklahoma limited liability company.  Bailey was formed to construct and operate a gathering system for gas produced from wells drilled on the Bailey Hilltop prospect in Grady County, Oklahoma.

Note 4 - PROVISION FOR INCOME TAXES

In 2009 and 2008, the effective tax rate was less than the statutory rate as the combined result of allowable depletion for tax purposes in excess of depletion for financial statements and the corporate graduated tax rate structure.

Note 5 - ASSET RETIREMENT OBLIGATION

In 2008, the Company began recording an estimated liability for future costs associated with the plugging and abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the balance sheets. The Company amortizes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties.

The Company’s estimated asset retirement obligation liability is based on estimated economic lives and estimates of the cost to abandon the wells in the future. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount the Company’s abandonment liabilities range from 3.25% to 4.00%. Revisions to the liability are due to increases in estimated abandonment costs and changes in well economic lives.

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Asset retirement obligation at December 31, 2008	$516,054
Liabilities incurred for new wells	35,671
Revisions to estimates	53,400
Accretion expense	5,162
Asset retirement obligation at March 31, 2009	$610,287

Note 6 – Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables, and dividends payable. As of March, 31, 2009 and December 31, 2008, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items. At March 31, 2009 and December 31, 2008 the fair value of the Company’s marketable securities was based upon quoted market prices for the securities owned by the Company which is a Level 1 input.

The carrying amounts and estimated fair values of select Company assets and liabilities are as follows as of March 31, 2009:

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs

Available for sale securities		$15,120,573	$	----	$	----
Trading securities		$218,228	$	----	$	----
Equity Investments	$	----	$	----		$573,761

The carrying amounts and estimated fair values of select Company assets and liabilities are as follows as of December 31, 2008:

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs

Available for sale securities		$12,445,531	$	----	$	----
Trading securities		$337,201	$	----	$	----
Equity Investments	$	----	$	----		$562,584

Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs have not been utilized by the Company but are inputs other than quoted prices for similar assets that are observable. Level 3 inputs are unobservable inputs for the assets and reflect the Company’s assumptions about the marketplace.  These are utilized for equity investments as described in Note 3 and include consideration of the underlying assets and liabilities within each entity.  The market assumptions utilized by the Company support the fair value as recorded for these investments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

This discussion and analysis should be read with reference to a similar discussion in the Company’s December 31, 2008, Form 10-K filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 9 of the Company’s Form 10-K for the year ended December 31, 2008.

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

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flow on page 5 of this Form 10-Q to supplement the following discussion.   In the first quarter of 2009, the Company continued to fund its business activity through the use of internal sources of cash.  The Company had cash provided by operations of $1,376,370 and cash provided by the maturities of available for sale securities of $3,084,029. Property dispositions and equity investment distributions combined, provided an additional $15,251 of cash for total cash provided of $4,475,650.  The Company utilized cash for the purchase of available for sale securities of $3,862,653, for oil and gas property additions of $290,539 and financing activities of $17,798.  Cash and cash equivalents increased $304,660 (21%) to $1,735,492.

Discussion of Significant Changes in Working Capital.  In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2008.  A discussion of these items follows.

Available for Sale Securities increased $778,623 (5%) to $15,899,196 from $15,120,573 as part of the excess cash from operations was used to purchase additional securities.

Trading securities decreased $20,469 (9%) to $197,759 from $218,228.  All of the decrease is due to  $21,770 in unrealized losses which represent the change in the market value of the securities from December 31, 2008.  This loss was offset slightly by a $1,301 increase that represents the earnings from the securities plus the net realized gains for the first quarter of 2009.  All earnings and net realized gains are reinvested in additional securities.

Refundable income taxes decreased $245,282 (25%) to $754,291 from $999,573. This decrease was due to using part of the 2008 fourth quarter estimated tax overpayment for the first quarter 2009 estimated tax payment.

Receivables decreased $425,376  (24%) to $1,313,480 from $1,738,856.  The decrease was due entirely to a $433,245 decline in purchaser receivables due to lower average monthly sales for the first quarter of 2009 compared to the fourth quarter of 2008.

Accounts payable increased $115,416 (55%) to $323,903 from $208,487.  This increase was due entirely to an operator’s invoice of approximately $132,000 received in May 2009 and recorded into the quarter ended March 31, 2009. The amount represents the Company’s share of costs for a well drilled in late 2008.  No accrual for this liability was made at December 31, 2008 due to inadequate information available at that time.  Management considers the amount immaterial to the December 31, 2008 financial statements.

Deferred income taxes and other liabilities decreased $32,940 (15%) to $188,326 from $221,266. The decrease is due to a decline in current deferred taxes payable of $62,940 offset by an increase of $30,000 in ad valorem tax accruals.  Ad valorem (property) taxes are mostly for Texas properties and are accrued for the first three quarters each year and usually paid in the fourth quarter. The decrease in current deferred taxes payable was primarily the result of the decline in book/tax differences from December 31, 2008 to March 31, 2009.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in the above paragraph, net cash provided by operating activities was $1,376,370 in 2009, a decrease of $1,341,097 (49%) from the comparable period in 2008.  The decrease was primarily the result of a decrease in revenue from oil and gas sales offset by a decrease in income taxes paid. For more information see, “Operating Revenues” and “Operating Costs and Expenses” below.

Available for sale securities at March 31, 2009 and December 31, 2008 are comprised entirely of US Treasury Bills with six month maturities.  During the quarter ended March 31, 2009, $3,084,029 of these securities matured and the cash was used to purchase new securities.

Cash applied to the purchase of property additions in 2009 was $290,539, a decrease of $1,106,821(79%) from cash applied in 2008 of $1,397,360.  In both 2009 and 2008, all cash applied to property additions was related to oil and gas exploration and development activity. The decrease in property additions for 2009 is due to the decreased exploration and development drilling activity in the first quarter of 2009 versus 2008.  See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion.  Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-K for December 31, 2008, would not be representative of the Company’s current position.

2.	Material Changes in Results of Operations Three Months Ended March 31, 2009, Compared with Three Months Ended March 31, 2008.

Net Income decreased $2,077,590 (84%) to $405,280 in 2009 from $2,482,870 in 2008.  Net income per share, basic and diluted, decreased $12.79 to $2.50 per share in 2009 from $15.29 per share in 2008.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues.    Revenues from oil and gas sales decreased $2,280,146 (53%) to $2,056,923 in 2009 from $4,337,069 in 2008.  Of the $2,280,146 decrease, crude oil sales declined $1,009,356, natural gas sales declined $1,241,903 and miscellaneous oil and gas product sales declined $28,887.

The $1,009,356 (60%) decrease in oil sales to $680,088 in 2009 from $1,689,444 in 2008 was the result of a decrease in the average price per barrel (Bbl) offset by a slight increase in the volume sold.  The volume of oil sold increased 1,450 Bbls to 20,366 Bbls in 2009 resulting in a positive volume variance of $129,594.  The average price per Bbl decreased $55.92 to $33.39 per Bbl in 2009 resulting in a negative price variance of $1,138,950. The increase in oil volumes sold was mostly due to production from the Woods County, Oklahoma wells, for new oil production added in the last half of 2008 and early 2009.

The $1,241,903 (48%) decrease in gas sales to $1,343,020 in 2009, from $2,584,923 in 2008, was the result of a decrease in the average price per thousand cubic feet (MCF) offset by a slight increase in the volume sold.   The volume of gas sold increased 6,508 MCF to 352,988 MCF in 2009 from 346,480 MCF in 2008, for a positive volume variance of $48,533.  The average price per MCF decreased $3.66 to $3.80 per MCF in 2009, from $7.46 per MCF in 2008, resulting in a negative price variance of $1,290,456.

Sales from the Robertson County, Texas royalty interest properties provided approximately 54% of the Company’s first quarter 2009 gas sales volumes and about 55% of the first quarter 2008 gas sales volumes.  See sub-heading “Operating Revenues” on page 15 of the Company’s 2008 Form 10-K for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based.  These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $33,815 in 2009, as compared to $62,702 in 2008.

The Company received lease bonuses of $12,847 in the first quarter of 2009 for leases on its owned minerals.  Lease bonuses for the first quarter of 2008 were $185,151 and included about $180,000 for leases and lease extensions in Texas.  No similar amounts were received in 2009.

Coal royalties were $44,862 for the first quarter of 2009 compared to $40,302 for the first quarter of 2008   for coal mined during these periods on a North Dakota lease.   See sub-heading “Operating Revenues” on page 15 of the Company’s 2008 Form 10-K for more information about this property.

Operating Costs and Expenses.   Operating costs and expenses increased $479,123 (40%) to $1,684,987 in 2009 from $1,205,864 in 2008.  Material line item changes will be discussed and analyzed in the following paragraphs.

Exploration Costs.   Total exploration expense increased $421,053 to $481,854 in 2009 from $60,801 in 2008.  The increase was due to increased dry hole costs and geological and geophysical expense in 2009 versus 2008.  Dry hole costs increased $246,295 from $13,078 in 2008 to $259,373 in 2009.  This increase was the result of charging the costs of two exploratory dry holes to expense in the first quarter of 2009 with no similar amounts in the same period of 2008.  Geological and geophysical expense increased $174,769 from $47,711 in 2008 to $222,480 in 2009.  The 2008 expense relates to seismic costs for a Harper County, Kansas prospect and the 2009 expense relates to seismic costs for a Ford County, Kansas prospect.

The following is a summary as of April 29, 2009, updating both exploration and development activity from December 31, 2008.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Barber County, Kansas prospect.  Both wells were started in November 2008 and completion attempts of both are currently in progress.  Total capitalized costs were $201,313 at March 31, 2009, including $70,244 in prepaid drilling costs.

The Company participated in the drilling of three exploratory wells on a Grady County, Oklahoma prospect in which it has a 10% interest.  The first well was started in July 2008 and completed in March 2009 as a commercial gas and condensate producer.  The second well was started in August 2008 and completed in April 2009, flowing gas and condensate at a commercial rate.  It is currently shut in awaiting pipeline construction.  The third well, a re-entry and sidetrack of a 2007 exploratory dry hole, was started in December 2008 and completed in January 2009 as a dry hole.  In April 2009 the Company agreed to participate in the acquisition of additional 3-D seismic data over a portion of the prospect.  Total capitalized costs for the period ended March 31, 2009 were $52,245. Dry hole costs of $107,623 were expensed as of March 31, 2009.

The Company participated with its 16.2% working interest in the drilling of an exploratory well on a Comanche County, Kansas prospect.  The well was started in November 2008 and completed in March 2009.  It appears to be a marginal oil and gas well. Total capitalized costs as of March 31, 2009 were $118,665, including $18,773 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of an exploratory well on a Kiowa County, Kansas prospect.  The well was started in November 2008 and completed in February 2009.  It appears to be a commercial oil and gas well. Total capitalized costs were $131,850 at March 31, 2009, including $19,274 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of two exploratory wells on a Comanche County, Kansas prospect.  Both were drilled in April 2009.  The first is currently awaiting a completion attempt and the second was completed as a dry hole.  The dry hole costs will be included in the second quarter operating results. Prepaid drilling costs were $37,800 as of March 31, 2009.

The Company will participate with its 18% working interest in the drilling of three exploratory wells on two Comanche County, Kansas prospects.  The first will start in May 2009.

The Company will participate with its 16% working interest in the drilling of two step-out wells on a Harper County, Kansas prospect.  The first will start in May 2009.

The Company participated with an 18% interest in the development of a McClain County, Oklahoma prospect.  Acreage has been acquired and it is likely that an exploratory well will be drilled in 2009.  Leasehold costs at March 31, 2009 were $10,591.

The Company participated with a 50% interest in the development of another McClain County, Oklahoma prospect.  Acreage has been acquired and agreements negotiated to sell part of the Company’s interest and to obtain access to a 3-D seismic survey which covered the prospect area.  The Company will retain a 16% interest in the prospect acreage.  Decisions about drilling will be made after the seismic has been evaluated.  Leasehold costs at March 31, 2009 were $65,942.

The Company is participating with a 21% interest in the development of a Lincoln County, Oklahoma prospect.  Acreage is being acquired and it is likely that an exploratory horizontal well will be drilled in 2009.  Leasehold costs were $44,124 as of March 31, 2009.

The Company participated with its 10.5% working interest in the drilling of two exploratory wells on a Woods County, Oklahoma prospect.  Both wells were started in November 2008.  The first was completed in March 2009 and appears to be a marginal oil well.  The second was completed in April 2009 and is currently being tested.  Total capitalized costs were $280,716 at March 31, 2009.

The Company participated with its 8% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect.  The well was started in December 2008 and completed in March 2009 as a commercial oil and gas producer. Total capitalized costs were $56,800 at March 31, 2009, including $13,184 in prepaid drilling costs.

In January 2009 the Company purchased a 16% interest in 18,343 net acres of leasehold on a Ford County, Kansas prospect for $176,094 and paid $259,413 in estimated seismic costs.  A    3-D seismic survey has been completed and an exploratory well is planned for May 2009.  A refund of $40,827 was received in April for the unused portion of the estimated seismic costs.  This refund is included in receivables at March 31, 2009.

In March 2009 the Company purchased a 7% interest in 3,262 net acres of leasehold on a Williams and Defiance Counties, Ohio prospect for $15,702 including $3,889 expensed for seismic. An exploratory well was drilled in April 2009 and casing was set.  It is currently awaiting a completion attempt.  A second exploratory well was started in April 2009 and is currently drilling.  Prepaid drilling costs were $26,471 for the period ended March 31, 2009.

In April 2009 the Company agreed to participate with a fee mineral interest in the drilling of a step-out horizontal well in Van Buren County, Arkansas.  The Company will have a 9.3% interest in the well which will be drilled before the end of 2009.

General, Administrative and Other (G&A).  G&A increased $60,404 (19%) to $371,370 in 2009 from $310,966 in 2008. The increase is primarily the result of higher accounting and legal fees of about $45,000 for the first quarter of 2009 versus the same period for 2008.  This increase relates to some accountant consulting fees in preparation for the initial audit and certification of the Company’s internal controls that will be required as of December 31, 2009.  In addition energy information services subscriptions increased approximately $16,000 for the first quarter of 2009 versus the same period for 2008.

Other Income, Net. This line item decreased $60,286 to $34,961 in 2009 from $95,247 in 2008.  See Note 2, to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities losses in 2009 were $(20,872) as compared to losses of $(48,581), in 2008, a decrease of $27,709.  In 2009, the Company had realized gains of $898 and unrealized losses of $(21,770) from adjusting the securities to estimated fair market value.  In 2008, the Company had realized gains of $10,283 and unrealized losses of $(58,864).

Interest income decreased $92,545 to $33,313 in 2009 from $125,858 in 2008.  The decrease was mostly the result of a decrease in the average rate of return on Available for Sale Securities in 2009 versus 2008.

Equity earnings in investees increased $5,178 to $24,427 in 2009 from $19,249 in 2008.  The following is the Company’s share of earnings for the three months ended March 31, 2009 and 2008:

	Earnings/(Losses)
	2009	2008
Broadway SixtyEight, Ltd.	$17,513	$17,654
JAR Investments, LLC	1,914	1,595
Bailey Hilltop Pipeline, LLC	5,000	----
	$24,427	$19,249

See Note 3, to the condensed statements, for additional information, including guarantees, pertaining to Broadway Sixty-Eight, Ltd., and to JAR Investments, LLC.

Provision for Income Taxes.   The provision for income taxes decreased $914,871 (94%) to $54,164 in 2009 from $969,035 in 2008.  The decrease was due to the decline in income before income taxes of $2,992,461 to $459,444 in 2009 from $3,451,905 in 2008.  Of the 2009 income tax provision, the estimated current tax expense was $245,293 and the estimated deferred tax benefit was ($191,129).  Of the 2008 income tax provision, the current and deferred expenses were $857,170 and $111,865 respectively.  See Note 4, to the condensed statements for additional information on income taxes.

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

There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first quarter of 2009, including any corrective actions with regard to significant deficiencies and material weakness.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan 1 to Jan 31, 2009	13	$200	-	-
Feb 1 to Feb 28, 2009	5	$200	-	-
Mar 1 to Mar 31, 2009	12	$200	-	-
Total	30	$200	-	-

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2009	/s/ Mason McLain
Mason McLain
Principal Executive Officer

Date: May 15, 2009	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer