Form 10-Q
period 2009-09-30
RESERVE PETROLEUM CO
filed 2009-11-16
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☒

As of November 10, 2009, 161,852.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Derived from audited financial statements)
Current Assets:
Cash and Cash Equivalents	$1,457,995	$1,430,832
Available for Sale Securities	16,057,949	15,120,573
Trading Securities	340,895	218,228
Refundable Income Taxes	340,165	999,573
Receivables	1,391,926	1,738,856
Prepaid Expenses	4,665	----
	19,593,595	19,508,062
Investments:
Equity Investments	609,948	562,584
Other	15,298	15,298
	625,246	577,882

Property, Plant and Equipment:
Oil & Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,264,391	1,029,500
Proved Properties	22,049,849	20,543,660
	23,314,240	21,573,160
Less - Valuation Allowance & Accumulated
Depreciation, Depletion and Amortization	14,329,564	12,932,782
	8,984,676	8,640,378
Other Property and Equipment, at Cost	376,734	375,544
Less - Accumulated Depreciation & Amortization	288,475	272,779
	88,259	102,765
Total Property, Plant & Equipment	9,072,935	8,743,143
Other Assets	328,465	325,744
Total Assets	$29,620,241	$29,154,831

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2009	December 31, 2008
	(Unaudited)	(Derived from audited financial statements)
Current Liabilities:
Accounts Payable	$226,866	$208,487
Other Current Liabilities -
Deferred Income Taxes and Other	326,503	221,266
	553,369	429,753
Long Term Liabilities:
Asset Retirement Obligation	674,767	516,054
Dividends Payable	1,058,876	959,319
Deferred Tax Liability	1,486,719	1,613,163
	3,220,362	3,088,536
Total Liabilities	3,773,731	3,518,289

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	26,380,344	26,114,016
	26,537,712	26,271,384

Less - Treasury Stock, at Cost	691,202	634,842
Total Stockholders’ Equity	25,846,510	25,636,542
Total Liabilities and Stockholders’ Equity	$29,620,241	$29,154,831

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009		2008	2009	2008
Operating Revenues:
Oil and Gas Sales		$2,232,694	$6,251,779	$6,359,063	$16,869,584
Other		74,912	112,744	180,052	882,757
		2,307,606	6,364,523	6,539,115	17,752,341
Operating Costs and Expenses:
Production		389,267	600,635	1,203,748	1,742,435
Exploration		195,336	631,325	678,458	694,737
Depreciation, Depletion, Amortization and Valuation Provisions		721,976	535,408	1,423,155	1,243,933
General, Administrative and Other		325,105	296,192	1,082,755	982,802
		1,631,684	2,063,560	4,388,116	4,663,907
Income From Operations		675,922	4,300,963	2,150,999	13,088,434
Other Income, Net		108,799	33,691	264,935	701,738
Income Before Income Taxes		784,721	4,334,654	2,415,934	13,790,172

Provision (benefit) for Income Taxes:
Current		253,319	1,095,665	679,487	3,324,354
Deferred		(80,975)	60,963	(151,207)	555,791
Total Provision for Income Taxes		172,344	1,156,628	528,280	3,880,145
Net Income		$612,377	$3,178,026	$1,887,654	$9,910,027
Per Share Data:
Net Income, Basic and Diluted		$3.78	$19.58	$11.64	$61.03

Cash Dividends	$	----	$30.00	$10.00	$40.00
Weighted Average Shares Outstanding
Basic and Diluted		162,036	162,316	162,108	162,367

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Net Cash Provided by Operating Activities	$4,259,673	$9,942,855
Cash Flows from Investing Activities:
Maturity of Available for Sale Securities	18,983,225	15,690,579
Purchase of Available for Sale Securities	(19,920,601)	(17,271,337)
Property Dispositions	4,376	648,330
Property Additions	(1,738,132)	(3,081,860)
Cash Distributions from Equity Investments	16,750	5,475
Purchase of Equity Investment in Gathering System	----	(51,541)
Net Cash Applied to Investing Activities	(2,654,382)	(4,060,354)
Cash Flows from Financing Activities:
Payments of Dividends	(1,521,768)	(5,837,008)
Purchase of Treasury Stock	(56,360)	(49,020)
Cash Applied to Financing Activities	(1,578,128)	(5,886,028)
Net Change in Cash and Cash Equivalents	27,163	(3,527)

Cash and Cash Equivalents, Beginning of Period	1,430,832	1,232,376
Cash and Cash Equivalents, End of Period	$1,457,995	$1,228,849
Supplemental Disclosures of Cash Flows
Information:
Cash Paid During the Periods For:
Interest	$3,877	$3,856
Income Taxes	$21,254	$3,516,461

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009
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

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year. In addition, Management has evaluated all subsequent events occurring since September 30, 2009 through November 16, 2009, the date the financial statements were filed with the Securities and Exchange Commission. There have been no subsequent events that would require changes to the accompanying financial statements or disclosure therein.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Realized and Unrealized Gain/(Loss)
On Trading Securities	$69,593	$(62,648)	$121,525	$(75,138)
Gain on Asset Sales	1,960	----	5,006	449,013
Interest Income	11,491	77,677	62,638	277,015
Equity Earnings in Investees	30,625	12,602	64,114	47,001
Other Income	385	6,154	31,618	7,959
Interest and Other Expenses	(5,255)	(94)	(19,966)	(4,112)
Other Income, Net	$108,799	$33,691	$264,935	$701,738

Note 3 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The carrying value of Equity Investments consists of the following:

	Ownership %	September 30, 2009	December 31, 2008
Broadway Sixty-Eight, Ltd.	33%	$488,336	$451,654
JAR Investment, LLC	25%	3,607	(5,001)
Bailey Hilltop Pipeline, LLC	10%	64,807	61,233
OKC Industrial Properties, LLC	10%	53,198	54,698
		$609,948	$562,584

Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership (the Partnership), owns and operates an office building in Oklahoma City, Oklahoma. Although the Company invested as a limited partner, it agreed jointly and severally with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments.

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

JAR Investment, LLC (“JAR”), an Oklahoma limited liability company, invested in Oklahoma City metropolitan area real estate, most of which was sold in June 2005.  JAR also owns a 70% management interest in Main-Eastern, LLC (“M-E”), also an Oklahoma limited liability company. JAR and M-E established a joint venture in 2002 and developed a retail/commercial center on the portion of JAR’s real estate not sold in 2005.

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan, plus all costs and expenses related to enforcement and collection, or $135,690 at September 30, 2009. This loan matures December 27, 2013. The Company has evaluated its guarantee related to this obligation and believes it is unlikely to have to make any payments under the provisions of the guarantee agreement.

In March 2008, the Company purchased a 10% interest in the Bailey Hilltop Pipeline, LLC (“Bailey”), an Oklahoma limited liability company. Bailey was formed to construct and operate a gathering system for gas produced from wells drilled on the Bailey Hilltop prospect in Grady County, Oklahoma.

Note 4 – PROVISION FOR INCOME TAXES

In 2009 and 2008, the effective tax rate was less than the statutory rate primarily as the result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

An audit of the Company’s 2007 Federal income tax return was commenced in the second quarter of 2009 by the Internal Revenue Service. The Company does not anticipate any changes to the income tax return as originally filed.

Note 5 – ASSET RETIREMENT OBLIGATION

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Asset retirement obligation at December 31, 2008	$516,054
Liabilities incurred for new wells	89,831
Revisions to estimates	53,400
Accretion expense	15,482
Asset retirement obligation at September 30, 2009	$674,767

Note 6 – FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include amounts for both financial and nonfinancial instruments. The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. As of September, 30, 2009 and December 31, 2008, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items. At September 30, 2009 and December 31, 2008, the fair value of the Company’s marketable securities was based upon quoted market prices for the securities owned by the Company, which is a Level 1 input. The fair value of the Asset Retirement Obligation, a non-financial liability, was based upon the assumptions described in the Level 3 inputs below.

The carrying amounts and estimated fair values of select Company assets and liabilities are as follows as of September 30, 2009:

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs

Financial Assets:
Available for sale securities		$16,057,949	$	----	$	----
Trading securities		$340,895	$	----	$	----
Nonfinancial Liabilities:
Asset Retirement Obligation	$	----	$	----		$674,767

The carrying amounts and estimated fair values of select Company assets and liabilities are as follows as of December 31, 2008:

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs

Financial Assets:
Available for sale securities		$15,120,573	$	----	$	----
Trading securities		$218,228	$	----	$	----
Nonfinancial Liabilities:
Asset Retirement Obligation	$	----	$	----		$516,054

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the Company’s December 31, 2008 Form 10-K filed with the Securities and Exchange Commission, as well as the condensed financial statements included in this Form 10-Q.

Forward Looking Statements.

This discussion and analysis includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements give the Company’s current expectations of future events. They include statements regarding the drilling of oil and gas wells, cash flows and anticipated liquidity and expected future expenses.

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

Financial Conditions and Results of Operations

Item 1. Liquidity and Capital Resources.

Please refer to the Condensed Balance Sheets on pages 2 and 3 and the Condensed Statements of Cash Flows on page 5 of this Form 10-Q to supplement the following discussion. In the first nine months of 2009, the Company continued to fund its business activity through the use of internal sources of cash. In addition to net cash provided by operations of $4,259,673, the Company also had cash provided by the maturities of available for sale securities of $18,983,225; by property dispositions of $4,376; and distributions from equity investments of $16,750 for total cash provided by internal sources of $23,264,024. The Company utilized cash for the purchase of available for sale securities of $19,920,601; oil and gas property additions of $1,738,132; and financing activities of $1,578,128 for total cash applied of $23,236,861. The excess cash provided over cash applied increased cash and cash equivalents by $27,163.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other significant changes in balance sheets working capital line items from December 31, 2008. A discussion of these items follows.

Available for Sale Securities increased $937,376 (6%) to $16,057,949 from $15,120,573 as part of the excess cash from operations was used to purchase additional securities.

Trading Securities increased $122,667 (56%) in 2009 to $340,895 from $218,228. Most of the increase was due to an increase in the unrealized gains associated with the carrying value of these investments.

Refundable Income Taxes decreased $659,408 (66%) to $340,165 in 2009 from $999,573. The decrease is due to applying the 2009 estimated current tax accruals to the excess estimated tax payments from 2008. See additional comments under the “Provision for Income Taxes” below in “Item 2.”

Receivables decreased $346,930 (20%) to $1,391,926 in 2009 from $1,738,856. This change was the result of a decrease of $233,594 in accruals of oil and gas sales occurring before October 1, 2009, which were not received by the Company at September 30, and a decrease in interest and other receivables of $113,336. The oil and gas sales accrual decrease was due to decreased average monthly revenues for the third quarter of 2009 compared to the fourth quarter of 2008.  See the discussion of revenues under subheading “Operating Revenues” below in “Item 2” for more information about the sales variances of oil and natural gas.

The Prepaid Expenses balance of $4,665 represents the unexpended portion of costs to interpret seismic data over a Grady County, Oklahoma prospect. The remaining balance will be expended in the fourth quarter of 2009. See “Exploration Costs” in the “Results of Operations” section below for more discussion of this activity.

Accounts Payable increased $18,379 (9%) to $226,866 in 2009 from $208,487. This increase was primarily a result of our current drilling activity. See “Exploration Costs” in the “Results of Operations” section below for more discussion of the current drilling activity.

Deferred Income Taxes and Other current liabilities increased $105,237 (48%) to $326,503 in 2009 from $221,266. The increase was due to a $24,763 decrease in the current deferred tax liability and a $130,000 increase in the estimated property tax accruals at September 30, 2009. Property taxes are mostly for Texas properties and are accrued for the first three quarters each year and usually paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in a paragraph above, net cash provided by operating activities was $4,259,673 in 2009. This was a decrease of $5,683,182 from the comparable period in 2008. The decrease was mostly the result of a decline in operating revenues partially offset by declines in operating expenses and estimated federal income taxes paid. For more information see “Operating Revenues” and “Operating Costs and Expenses” in “Item 2” below.

Available for Sale Securities at September 30, 2009 and December 31, 2008 are comprised almost entirely of US treasury bills with six month maturities. During the nine months ended September 30, 2009, $18,983,225 of these securities matured, and the cash was used to purchase new securities. As discussed above in the working capital changes, $937,376 of excess cash provided by operating activities was used to purchase additional securities.

The cash provided by property dispositions in 2009 was $4,376, a decrease of $643,954 from cash provided in 2008 of $648,330. The decrease was due entirely to proceeds of $647,373 from the sale of the Company’s working interest in a group of 10 producing properties in June 2008. No similar sales occurred in 2009.

The cash provided by distributions from equity investments in 2009 was $16,750, an increase of $11,275 from cash provided in 2008 of $5,475. The increase was due primarily to a $10,000 distribution in 2009 from the Bailey Hilltop Pipeline, LLC with no similar distribution in 2008. The pipeline was not placed in service until the second quarter of 2008.

Cash applied to the purchase of property additions in 2009 was $1,738,132, a decrease of $1,395,269 from cash applied (including gathering system equity investments) in 2008 of $3,133,401. In both 2008 and 2009, all of cash applied to property additions was related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in “Item 2” below for additional information.

Cash applied for dividend payments in 2009 was $1,521,768, a decrease of $4,315,240 from $5,837,008 in 2008. This was due to a decrease in the dividend per share to $10.00 in 2009 from $40.00 in 2008.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties which would impact liquidity and capital resources to the extent that the discussion presented in Form 10-K for December 31, 2008 would not be representative of the Company’s current position.

Item 2. Material Changes in Results of Operations Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008.

Please refer to the Condensed Statements of Operations on page 4 of this Form 10-Q to supplement the following discussion. The Company had net income of $1,887,654 in 2009 compared to net income of $9,910,027 in 2008, a decrease of $8,022,373. The decrease in net income was the combined result of an $11,213,225 (63%) decrease in operating revenues and a $436,803 (62%) decrease in other income, net. These were partially offset by a $275,791 (6%) decrease in operating costs and expenses. The net effect of these changes was a decrease in income before income taxes of $11,374,238 (82%). This decrease in pretax income resulted in a $3,351,865 (86%) decrease in the provision for income taxes.

A discussion of revenue from oil and gas sales and other significant line items in the condensed statements of operations follows.

Operating Revenues. Revenues from oil, gas and plant product sales were $6,359,063 in 2009, a decrease of $10,510,521 (62%) from $16,869,584 in 2008. Revenues from crude oil and natural gas sales were $6,224,875 in 2009, a decrease of $10,406,644 (63%) from $16,631,519 in 2008. Sales of miscellaneous products were $134,188 in 2009 and $238,065 in 2008.

The $3,598,822 (56%) decrease in oil sales to $2,883,723 in 2009 from $6,482,545 in 2008 was the result of a decrease in volume of oil sold and the average price per barrel (Bbl). The volume sold decreased 445 Bbls to 61,440 Bbls in 2009 resulting in a negative volume variance of $46,614. The average price per Bbl decreased $57.81 to $46.94 per Bbl resulting in a negative price variance of $3,552,208.

The decline in oil volumes sold was less than 1% and not significant. Working interest wells in Woods County, Oklahoma accounted for about 32% of the oil volumes and sales in the first nine months of 2009 versus about 30% for the same period in 2008. Working interest wells in Harding County, South Dakota accounted for about 26% of the oil volumes and sales in the first nine months of 2009 versus about 33% for the same period in 2008.

The $6,807,822 (67%) decrease in gas sales to $3,341,152 in 2009 from $10,148,974 in 2008 was the result of a decrease in the volume of gas sold and the average price per thousand cubic feet (MCF). The volume sold decreased 91,006 MCF to 1,033,115 MCF resulting in a negative volume variance of $821,784. The average price per MCF decreased $5.80 to $3.23 per MCF resulting in a negative price variance of $5,986,038.

Gas sales from the Robertson County, Texas royalty interest properties continue to account for a significant portion of the Company’s gas revenues. These properties provided approximately 63% of the Company’s first nine months of 2008 and 2009 gas sales volumes and revenues. In addition, the working interest wells in Woods County, Oklahoma provided approximately 12% of the first nine months of 2008 and 2009 gas sales volumes and revenues. See sub-heading “Operating Revenues” on page 15 of the Company’s 2008 Form 10-K for more information about these properties.

For both oil and gas sales, the price decrease was mostly the result of a decrease in the spot market prices upon which most of the Company’s oil and gas sales are based. During the first nine months of 2008, oil traded at unprecedented high levels and natural gas traded at levels not seen since late 2005 following the hurricanes. However, prices for both oil and gas began declining late in the third quarter of 2008 and continued to decline for most of 2009. These declines have resulted in average prices for the first nine months of 2009 that are significantly lower than the average for the same period in 2008. The average oil sales price for this period in 2009 is 55% lower than the same period of 2008. Average gas sales price for this period is 64% lower than the same period of 2008. As discussed above, these lower prices for both oil and gas have resulted in a sales decrease of about $10,400,000 for the first nine months of 2009 versus 2008. Spot market prices continue to have significant fluctuations as they have in the past, and these fluctuations are expected to continue.

Other operating revenues decreased $702,705 (80%) to $180,052 in 2009 from $882,757 in 2008. The decrease is due mostly to a decrease in lease bonuses of $683,817 (96%) to $28,407 in 2009 from $712,224 in 2008. Most of the 2008 lease bonuses were for leases in Leon and Robertson Counties in East Texas. Coal royalties also declined $18,888 (11%) to $151,645 in 2009 from $170,533 in 2008.

Operating Costs and Expenses. Operating costs and expenses decreased $275,791 (6%) to $4,388,116 in 2009 from $4,663,907 in 2008. The decrease was the result of a decrease in production costs of $538,687; a decrease in exploration costs charged to expense of $16,279; an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $179,222; and an increase in general administrative and other expense (G&A) of $99,953. The significant changes in these line items will be discussed below.

Production Costs. Production costs decreased $538,687 (31%) in 2009 to $1,203,748 from $1,742,435 in 2008. Most of this decrease was due to a gross production tax decrease of $418,860 (60%) to $277,964 in 2009 from $696,824 in 2008, due to decreased 2009 oil and gas sales over 2008. Transportation and compression expense decreased $81,559 (24%) to $253,277 in 2009 from $334,836 in 2008. Lease operating expense decreased $38,268 (5%) to $672,507 in 2009 from $710,775 in 2008.

Exploration Costs. Total exploration expense decreased $16,279 (2%) to $678,458 in 2009. The decrease is due primarily to a decrease in dry hole expenses of $164,875 to $409,398, offset by an increase in geology expenses of $148,614 (123%) to $269,060 in 2009 versus 2008.

The following is a summary, as of October 30, 2009, updating both exploration and development activity from December 31, 2008.

The Company is participating with its 18% working interest in the drilling of two development wells on a Barber County, Kansas prospect. The first well was drilled in October 2009 and is currently awaiting completion. The second well was started in October 2009 and is currently drilling. Capitalized costs as of September 30, 2009 were $34,257, including $31,817 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Barber County, Kansas prospect. Both wells were started in November 2008 and completed in July 2009 as commercial oil and gas producers. Total capitalized costs were $184,422 at September 30, 2009.

The Company participated in the drilling of three exploratory wells on a Grady County, Oklahoma prospect in which it has a 10% interest. The first well was started in July 2008 and completed in March 2009 as a commercial gas and condensate producer. The second well was started in August 2008 and completed in April 2009, flowing gas and condensate at a commercial rate. Sales commenced in June 2009. The third well, a re-entry and sidetrack of a 2007 exploratory dry hole, was started in December 2008 and completed in January 2009 as a dry hole. The Company is participating in a step-out well which was drilled in September 2009 and is currently awaiting completion. In July 2009, the Company participated in the acquisition of additional 3-D seismic data over a portion of the prospect. That data is currently being interpreted, which may result in additional drilling. Total capitalized costs for the period ended September 30, 2009 were $179,989, including $31,739 in prepaid drilling costs. Dry hole costs of $125,874 and seismic costs of $45,737 were expensed as of September 30, 2009.

The Company participated with its 16.2% working interest in the drilling of an exploratory well on a Comanche County, Kansas prospect. The well was started in November 2008 and completed in March 2009 as a marginal oil and gas producer. It has subsequently been re-completed in another zone, but remains a marginal well. Total capitalized costs as of September 30, 2009 were $120,103, including $645 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of an exploratory well on a Kiowa County, Kansas prospect. The well was started in November 2008 and completed in February 2009 as a commercial oil and gas producer. The Company is participating in a step-out well which was drilled in October 2009 and is currently awaiting completion. Another step-out well will be drilled in November 2009. Total capitalized costs were $134,442 at September 30, 2009, including $9,030 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of two exploratory wells on a Comanche County, Kansas prospect. The first was started in April 2009 and completed in June 2009 as a commercial oil and gas well. The second was drilled in April 2009 and completed as a dry hole. Two step-out wells will be drilled starting in November 2009. As of September 30, 2009, capitalized costs were $94,919, including prepaid drilling costs of $8,606, and dry hole costs were $31,477.

The Company participated with its 18% working interest in the drilling of an exploratory well on a Comanche County, Kansas prospect. The well was started in May 2009 and completed in July 2009 as a marginal oil and gas producer. Capitalized costs at September 30, 2009 were $94,500, including $592 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of two exploratory wells on a Comanche County, Kansas prospect. One was drilled in May 2009 and the other in June 2009. Both were completed in October 2009 and are currently being tested. Capitalized costs at September 30, 2009 were $180,000, including $60,356 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a two step-out wells on a Harper County, Kansas prospect. Both wells were started in June 2009 and completed in October 2009. Both appear to be commercial oil wells. Total capitalized costs at September 30, 2009 were $154,814, including $36,651 in prepaid drilling costs.

The Company participated with an 18% interest in the development of a McClain County, Oklahoma prospect. Acreage has been acquired and an exploratory well will be drilled in late 2009 or early 2010. Leasehold costs at September 30, 2009 were $10,606.

The Company participated with a 50% interest in the development of another McClain County, Oklahoma prospect. Acreage has been acquired and agreements negotiated to sell part of the Company’s interest and to obtain access to a 3-D seismic survey which covered the prospect area. The Company will retain a 16% interest in the prospect acreage. An exploratory well will be drilled in late 2009 or early 2010. Leasehold costs at September 30, 2009 were $43,644.

The Company is participating with a 21% interest in the development of a Lincoln County, Oklahoma prospect. Acreage has been acquired and the prospect is under evaluation for the possible drilling of an exploratory horizontal well in 2010. Leasehold costs were $44,124 as of September 30, 2009.

The Company participated with a 12% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. Both wells were started in June 2009. The first was completed in July 2009 and the second in August 2009. Both are commercial oil and gas wells. Capitalized costs as of September 30, 2009 were $129,600, including $20,680 in prepaid drilling costs.

The Company participated with its 10.5% working interest in the drilling of two exploratory wells on a Woods County, Oklahoma prospect. Both wells were started in November 2008. The first was completed in March 2009 as a commercial oil well. The second was completed in April 2009 as a commercial oil and gas well, although it also produces large quantities of water. Two step-out wells will be drilled starting in November 2009. Total capitalized costs were $308,219 at September 30, 2009, including $21,546 in prepaid drilling costs.

The Company participated with its 8% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well was started in December 2008 and completed in March 2009 as a commercial oil and gas producer. Total capitalized costs were $58,804 at September 30, 2009.

In January 2009, the Company purchased a 16% interest in 18,343 net acres of leasehold on a Ford County, Kansas prospect for $176,094. A 3-D seismic survey of the prospect acreage was conducted. An exploratory well was started in August 2009 and completed in September 2009 as a commercial oil well. A step-out well and another exploratory well will be drilled before year end. Capitalized costs as of September 30, 2009 were $76,800, including $15,817 in prepaid drilling costs and seismic costs were $219,429.

In March 2009, the Company purchased a 7% interest in 3,262 net acres of leasehold on a Williams and Defiance Counties, Ohio prospect for $15,702, including $3,889 expensed for seismic. Two exploratory wells were drilled starting in April 2009. Completion attempts on both wells were unsuccessful, and the operator has recommended that both be plugged. Costs expensed to dry hole were $59,208 for the period ended September 30, 2009.

The Company is participating with a fee mineral interest in the drilling of a step-out horizontal well in Van Buren County, Arkansas. The Company has a 9.3% interest in the well which was started in October 2009 and is currently drilling.

In June 2009, the Company purchased a 10% interest in 315 net acres of leasehold on a Grayson County, Texas prospect for $7,875. An exploratory well was drilled and completed in September 2009 as a dry hole. No additional drilling is planned. Dry hole expenses were $58,720.

In July 2009, the Company purchased a 6% interest in 10,142 net acres of leasehold on a Ford and Kiowa Counties, Kansas prospect for $18,255. An exploratory horizontal well was started in July 2009, completed in October 2009 and is currently being tested. In August and September 2009, an old dry hole was re-entered, washed down, deepened and completed as a salt water disposal well. A second exploratory horizontal well was started in September 2009, and a completion attempt is currently in progress. Prepaid drilling costs as of September 30, 2009 were $237,769.

In October 2009, the Company agreed to purchase a 16% interest in 20,928 net acres of leasehold on a Hodgeman County, Kansas prospect for $200,904 and to pay $219,947 in estimated seismic costs. A 3-D seismic survey will be conducted in an effort to find exploratory drilling locations.

Depreciation, Depletion & Amortization (DD&A). DD&A increased $179,222 (14%) to $1,423,155 in 2009 from $1,243,933 in 2008. The change was primarily the net result of a $47,353 increase to $1,149,385 for the depreciation of lease and well equipment, leasehold depletion and amortization of intangible drilling costs on successful wells, a $74,473 increase to $102,194 in the provision for leasehold impairment, and an increase of $89,317 for the amortization of asset retirement obligation. These increases were offset by decreases totaling $31,921 for depreciation of other assets. The depreciation, depletion and amortization increase is due to costs related to wells which first produced after September 30, 2008, as the Company uses the units of production method for calculating these expenses. The increase in the leasehold impairment provision is due mostly to leases condemned by dry holes drilled in 2009.

General, Administrative and Other Expenses (G&A). G&A increased $99,953 (10%) to $1,082,755 in 2009 from $982,802 in 2008. The increase was mostly due to increases in salaries and benefits of about $47,000 and increased accounting and legal fees of about $49,000.

Other Income, Net. This line item decreased $436,803 (62%) to $264,935 in 2009 from $701,738 in 2008. See Note 2 to the accompanying condensed financial statements for an analysis of the components of this item. Explanations for variances of the more significant components follow.

Trading securities gains in 2009 were $121,525 as compared to losses of $(75,138) in 2008, an increase of $196,663. In 2009, the Company had unrealized gains of $98,684 from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $22,841. In 2008, the Company had unrealized losses of $(91,747) and net realized trading gains of $16,608.

Gain on asset sales decreased $444,007 to $5,006 in 2009 from a gain of $449,013 in 2008. The decrease was due entirely to a $448,056 gain from the sale of the Company’s working interest in a group of 10 producing properties in June 2008. No similar sales occurred in 2009.

Interest income decreased $214,377 to $62,638 in 2009 from $277,015 in 2008. The decrease was the result of a decrease in the effective yield of US treasury bills, which comprise the Company’s available for sale securities investments, partially offset by an increase in the average balance of these investments in 2009 versus 2008.

Equity earnings in investees increased $17,113 to $64,114 in 2009 from $47,001 in 2008. The following is the Company’s share of earnings for 2009 and 2008, per review of the entities’ unaudited financial statements for the nine months ended September 30, 2009 and 2008:

	Earnings
	2009	2008

Broadway Sixty-Eight, Ltd.	$36,682	$40,618
JAR Investments, LLC	13,858	6,383
Bailey Hilltop Pipeline, LLC	13,574	----
	$64,114	$47,001

See Note 3 to the accompanying condensed financial statements and “Off-Balance Sheet Arrangements” below for additional information, including guarantees pertaining to Broadway Sixty-Eight, Ltd. and JAR Investments, LLC.

Provision (benefit) for Income Taxes. The provision for income taxes decreased $3,351,865 (86%) to $528,280 in 2009 from $3,880,145 in 2008. This decrease was due primarily to the decrease in pretax income to $2,415,934 in 2009 from $13,790,172 in 2008. Of the 2009 income tax provision, the estimated current tax expense was $679,487, and the estimated deferred tax benefit was $(151,207). Of the 2008 income tax provision, the estimated current and deferred tax expenses were $3,324,354 and $555,791, respectively. See Note 4 to the accompanying condensed financial statements for a discussion of the provision for income taxes.

Item 3. Material Changes in Results of Operations Three Months Ended September 30, 2009, Compared with Three Months Ended September 30, 2008.

Net income decreased $2,565,649 to $612,377 in 2009 from $3,178,026 in 2008.  The material changes in the results of operations which caused the decrease in net income will be discussed below.

Operating Revenues. Revenues from oil, gas and plant product sales decreased $4,019,085 (64%) to $2,232,694 in 2009 from $6,251,779 in 2008. The decrease was the result of a decrease in gas sales of $2,989,369 (74%) to $1,029,480, a decrease in oil sales of $979,705 (46%) to $1,147,732 and a decrease in sales of miscellaneous products of $50,011 to $55,482.

The decrease in gas sales was the result of a decrease in the average price of $7.06 per MCF to $2.68, for a negative price variance of $2,706,967, and a decrease in the volume of gas sold of 28,994 MCF to 383,639 MCF, for a negative volume variance of $282,402. A significant portion of the gas sales volume and revenue can be attributed to the Robertson County, Texas royalty interest properties discussed under “Operating Revenues” in “Item 2” above. These properties accounted for approximately 65% of the gas sales volumes for the third quarter of 2009 versus 68% for the third quarter of 2008.

The decrease in oil sales was the net result of a decrease in the average price received of $51.98 per Bbl to $57.01, for a negative price variance of $1,046,625, offset slightly by an increase in the volume of oil produced by 614 Bbls to 20,133 Bbls, for a positive volume variance of $66,920. See “Item 2” above for the nine months for additional discussion of the oil price decrease.

Other operating revenues decreased $37,832 to $74,912, primarily due to a decline in lease bonuses of $61,795 to $14,000 for 2009. This decline was partially offset by an increase in coal royalties of $23,963 to $60,912 for 2009.

Operating Costs and Expenses.  Operating costs and expenses decreased $431,876 (21%) to $1,631,684 in 2009 from $2,063,560 in 2008. The decrease was the net result of a decrease in production costs of $211,368; a decrease in exploration costs charged to expense of $435,989; an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $186,568; and an increase in general administrative and other expense (G&A) of $28,912. The significant changes in these line items will be discussed below.

Production Costs.  Production costs decreased $211,368 to $389,267 in 2009 from $600,635 in 2008. Most of the decrease is due to lower production taxes of about $200,000 for 2009 versus 2008. The reasons for this decrease are lower oil and gas sales and an increase in production tax refunds in 2009 versus 2008. For more information about these changes see the production costs discussion in “Item 2” above for the nine months.

Exploration Costs. Exploration costs charged to operations decreased $435,989 to $195,336 in 2009 from $631,325 in 2008, primarily as a result of lower dry hole costs and geological and geophysical expenses. See the exploration costs discussion in “Item 2” above for the nine months.

Depreciation, Depletion & Amortization(DD&A). DD&A increased $186,568 to $721,976 from $535,408 in 2008. Of the increase, $88,031 was due to increased depreciation, depletion and amortization expense, primarily due to costs for successful wells, which first produced after September 30, 2008, as the Company uses the units of production method for calculating these expenses. In addition, lease impairment expense increased $66,457 in 2009 versus 2008. The remaining $32,080 increase was for other assets depreciation expense and includes the amortization expense for the asset retirement obligation.

General, Administrative and Other Expenses (G&A). G&A increased $28,913 to $325,105 in 2009 from $296,192 in 2008. Most of this increase is due to increased salaries and benefits of about $15,000 and increased accounting and legal fees of about $9,000.

Other Income, Net.  See Note 2 to the accompanying condensed financial statements for an analysis of the components of other income, net.  In 2009, this line item increased $75,108 to income of $108,799 from $33,691 in 2008. Most of the increase was the net result of a $132,241 increase in the realized and unrealized gain on trading securities to a gain of $69,593 in 2009 from a loss of $62,648 in 2008, offset by a decrease in interest income of $66,186 to $11,491 from $77,677. See discussion of “Other Income, Net” in “Item 2” above for the nine months for explanations of these variances.

Provision for Income Taxes. The provision for income taxes decreased $984,284 to $172,344 in 2009 from $1,156,628 in 2008. See discussions above in “Item 2” and Note 4 to the accompanying condensed financials for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters which were not covered in the discussion in “Item 2” above for the nine months ended September 30, 2009.

Item 4. Off-Balance Sheet Arrangements.

The Company’s off-balance sheet arrangements consist of JAR Investments, LLC, an Oklahoma limited liability company and Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership. The Company does not have actual or effective control of either of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investments.

For more information about these entities, see Note 3 to the accompanying financial statements and this management’s discussion and analysis in “Item 2” above under “Other Income, Net” for the nine months ended September 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year third quarter ended September 30, 2009, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 1
July 1 to July 31, 2009	14	$200.00	-	-
August 1 to August 31, 2009	8	$200.00	-	-
September 1 to September 30, 2009	191	$160.00	-	-
Total	213	$164.13	-	-

1
The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 16, 2009	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: November 16, 2009	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer