Form 10-Q
period 2010-03-31
RESERVE PETROLEUM CO
filed 2010-05-17
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8157

THE RESERVE PETROLEUM COMPANY
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	73-0237060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6801 N. BROADWAY EXT., SUITE 300
OKLAHOMA CITY, OKLAHOMA  73116-9092
(405) 848-7551

(Address and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 11, 2010, 161,603.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Derived from audited financial statements)

Current Assets:
Cash and Cash Equivalents	$2,239,764	$1,051,141
Available-for-Sale Securities	16,071,755	16,070,475
Trading Securities	357,755	350,372
Refundable Income Taxes	536,127	314,308
Receivables	1,474,763	1,444,757
Prepaid Expenses	549	197,304
	20,680,713	19,428,357

Investments:
Equity Investments	620,885	601,309
Other	15,298	15,298
	636,183	616,607

Property, Plant and Equipment:
Oil & Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,389,363	1,391,539
Proved Properties	23,860,530	23,317,446
	25,249,893	24,708,985

Less - Valuation Allowance & Accumulated Depreciation, Depletion and Amortization	16,650,756	16,305,361
	8,599,137	8,403,624

Other Property and Equipment, at Cost	391,879	376,734
Less - Accumulated Depreciation & Amortization	238,147	290,044
	153,732	86,690

Total Property, Plant & Equipment	8,752,869	8,490,314
Other Assets	352,540	350,389
Total Assets	$30,422,305	$28,885,667

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Derived from audited financial statements)
Current Liabilities:
Accounts Payable	$339,875	$310,889
Other Current Liabilities -
Deferred Income Taxes and Other	247,052	201,794
	586,927	512,683

Long Term Liabilities:
Asset Retirement Obligations	730,480	699,392
Dividends Payable	972,428	1,015,095
Deferred Tax Liability	1,431,849	1,125,923
	3,134,757	2,840,410

Total Liabilities	3,721,684	3,353,093

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	27,272,615	26,100,088
	27,429,983	26,257,456

Less - Treasury Stock, at Cost	729,362	724,882
Total Stockholders’ Equity	26,700,621	25,532,574
Total Liabilities and Stockholders’ Equity	$30,422,305	$28,885,667

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating Revenues:
Oil and Gas Sales	$2,872,712	$2,056,923
Lease Bonuses and Other	101,690	57,709
	2,974,402	2,114,632

Operating Costs and Expenses:
Production	479,820	416,858
Exploration	205,787	481,854
Depreciation, Depletion, Amortization and Valuation Provisions	367,959	414,905
General, Administrative and Other	390,351	371,370
	1,443,917	1,684,987

Income from Operations	1,530,485	429,645
Other Income, Net	35,421	29,799
Income Before Provision for Income Taxes	1,565,906	459,444

Provision for Income Taxes:
Current	83,195	245,293
Deferred	310,184	(191,129)
Total Provision for Income Taxes	393,379	54,164
Net Income	$1,172,527	$405,280

Per Share Data
Net Income, Basic and Diluted	$7.25	$2.50

Weighted Average Shares Outstanding, Basic and Diluted	161,672	162,166

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net Cash Provided by Operating Activities	$1,740,433		$1,376,370

Cash Flows Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(2,097,598)		(3,862,653)
Maturity of Available-for-Sale Securities	2,096,318		3,084,029
Proceeds from Disposal of Property	11,636		2,001
Purchase of Property, Plant and Equipment	(515,019)		(290,539)
Cash Distribution from Equity Investment	---		13,250
Net Cash Applied to Investing Activities	(504,663)		(1,053,912)

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(42,667)		(11,798)
Purchase of Treasury Stock	(4,480)		(6,000)
Total Cash Applied to Financing Activities	(47,147)		(17,798)

Net Change in Cash and Cash Equivalents	1,188,623		304,660

Cash and Cash Equivalents,
Beginning of Period	1,051,141		1,430,832

Cash and Cash Equivalents,
End of Period	$2,239,764		$1,735,492

Supplemental Disclosures of Cash Flow Information,
Cash Paid During the Periods for:
Interest	$3,855		$3,853
Income Taxes	$305,000	$	---

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

March 31, 2010
(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2009, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year. There have been no subsequent events that would require changes to the accompanying financial statements or disclosure therein.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Realized and Unrealized Gain/(Loss) on Trading Securities	$6,749	$(20,872)
Gain on Asset Sales	11,170	2,001
Interest Income	8,131	33,313
Equity Earnings in Investees	19,575	24,427
Other Income	714	391
Interest and Other Expenses	(10,918)	(9,461)
Other Income, Net	$35,421	$29,799

Note 3 –	INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The carrying value of Equity Investments consists of the following:

		March 31,	December 31,
	Ownership %	2010	2009

Broadway Sixty-Eight, Ltd.	33%	$489,396	$479,136
JAR Investment, LLC	25%	(117)	(2,738)
Bailey Hilltop Pipeline, LLC	10%	76,890	70,195
OKC Industrial Properties, LLC	10%	54,716	54,716
		$620,885	$601,309

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

The Company leases its corporate office from the Partnership. The operating lease, under which the space was rented, expired February 28, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease.

Included with Receivables is a Note receivable in the amount of $75,000 from the Partnership bearing 3.5% interest and due June 30, 2010. This related party transaction is connected to the construction of a new office building.

JAR Investment, LLC (“JAR”), an Oklahoma limited liability company, previously held Oklahoma City metropolitan area real estate that was sold in June 2005. JAR also owns a 70% management interest in Main-Eastern, LLC (“M-E”), also an Oklahoma limited liability company. M-E was formed in 2002 to establish a joint venture to develop a retail/commercial center on a portion of JAR’s real estate.

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan, plus all costs and expenses related to enforcement and collection, or $131,070 at March 31, 2010. This loan matures December 27, 2013. The Company has evaluated its guarantee related to this obligation and believes it is unlikely to have to make any payments under the provisions of the guarantee agreement.

Note 4 – PROVISION FOR INCOME TAXES

In 2010 and 2009, the effective tax rate was less than the statutory rate, primarily as the result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

The Company’s estimated asset retirement obligation liability is based on estimated economic lives and estimates of the cost to abandon the wells in the future. The liability is discounted using a credit-adjusted discount rate estimated at the time the liability is incurred or revised. The credit-adjusted discount rates used to discount the Company’s abandonment liabilities range from 3.25% to 4.00%. Revisions to the liability are due to changes in estimated abandonment costs and changes in well economic lives.

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Asset retirement obligations at December 31, 2009	$699,392
Liabilities incurred for new wells	24,165
Revisions to estimates	---
Accretion expense	6,923
Asset retirement obligations at March 31, 2010	$730,480

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. At March 31, 2010 and December 31, 2009, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2010

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Financial Assets:
Available-for-sale securities	$	---		$16,071,755	$	---
Trading securities		$357,755	$	---	$	---

	December 31, 2009

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Financial Assets:
Available-for-sale securities	$	---		$16,070,475	$	---
Trading securities		$350,372	$	---	$	---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligations, incurred annually, represent non-recurring fair value liabilities. The fair value of these non-financial liabilities incurred in the quarter ending March 31, was $24,165 in 2010 and $35,671 in 2009 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2010 and December 31, 2009, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, "Improving Disclosures about Fair Value Measurements". The ASU amends ASC 8201 to require additional disclosures regarding fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of the ASU did not have a material impact on the Company's financial position, income statements, cash flow statements or disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission (hereinafter, the “2009 Form 10-K”), as well as the financial statements included in this Form 10-Q.

Forward Looking Statements

This discussion and analysis includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements give the Company’s current expectations of future events. They include statements regarding the drilling of oil and gas wells, the production that may be obtained from oil and gas wells, cash flow and anticipated liquidity and expected future expenses.

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 10 of the 2009 Form 10-K.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flow in this Form 10-Q to supplement the following discussion. In the first quarter of 2010, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $1,740,433 and cash provided by the maturities of available-for-sale securities of $2,096,318. Property dispositions provided an additional $11,636 of cash for total cash provided of $3,848,387. The Company utilized cash for the purchase of available-for-sale securities of $2,097,598; property additions of $515,019; and financing activities of $47,147 for total cash applied of $2,659,764. Cash and cash equivalents increased $1,188,623 (113%) to $2,239,764.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2009. A discussion of these items follows.

Refundable income taxes increased $221,819 (71%) to $536,127 from $314,308. This increase was due to the first quarter 2010 estimated tax payments and the December 31, 2009 refundable income taxes exceeding the actual first quarter current provision for income taxes.

Prepaid expenses decreased $196,755 to $549 from $197,304. This decrease was due to the completion of seismic survey work in February 2010, which had been prepaid at December 31, 2009.

Accounts payable increased $28,986 (9%) to $339,875 from $310,889. This increase was due primarily to increased drilling activity in the quarter ended March 31, 2010 compared to the quarter ended December 31, 2009.

Deferred income taxes and other liabilities increased $45,258 (22%) to $247,052 from $201,794. The increase is primarily due to an increase of $45,000 in ad valorem tax accruals. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $1,740,433 in 2010, an increase of $364,063 (26%) from the comparable period in 2009. The increase was primarily the result of an increase in revenue from oil and gas sales, offset by increases in operating expenses and income taxes paid. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Available-for-sale securities at March 31, 2010 and December 31, 2009, are comprised mostly of US Treasury Bills with six month maturities. During the quarter ended March 31, 2010, $2,096,318 of these securities matured and the cash was used to purchase new securities.

Cash applied to the purchase of property additions in 2010 was $515,019, an increase of $224,480 (77%) from cash applied in 2009 of $290,539. In both 2010 and 2009, cash applied to property additions was mostly related to oil and gas exploration and development activity. The increase in property additions for 2010 is mostly due to the increased exploration and development drilling activity in the first quarter of 2010 versus 2009. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2009 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2010, Compared with Three Months Ended March 31, 2009

Net Income increased $767,247 (189%) to $1,172,527 in 2010 from $405,280 in 2009. Net income per share, basic and diluted, increased $4.75 to $7.25 in 2010 from $2.50 in 2009.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $815,789 (40%) to $2,872,712 in 2010 from $2,056,923 in 2009. Of the $815,789 increase, crude oil sales increased $588,817; natural gas sales increased $180,665; and miscellaneous oil and gas product sales increased $46,307.

The $588,817 (87%) increase in oil sales to $1,268,905 in 2010 from $680,088 in 2009 was the result of an increase in the average price per barrel (Bbl), offset by a decline in the volume sold. The volume of oil sold declined 2,415 Bbls to 17,950 Bbls in 2010, resulting in a negative volume variance of $80,645. The average price per Bbl increased $37.30 to $70.69 per Bbl in 2010, resulting in a positive price variance of $669,462. The decrease in oil volumes sold was mostly due to production declines from the Woods County, Oklahoma and Harding County, South Dakota wells. These declines were offset slightly by increased production from new wells in Comanche, Harper and Kiowa Counties in Kansas.

The $180,665 (13%) increase in gas sales to $1,523,685 in 2010 from $1,343,020 in 2009 was the result of an increase in the average price per thousand cubic feet (MCF), offset by a decline in the volume sold. The volume of gas sold decreased 75,225 MCF to 277,763 MCF from 352,988 MCF in 2009, for a negative volume variance of $286,209. This decline was entirely due to a decline in sales from the Robertson County, Texas royalty interest properties discussed below. The average price per MCF increased $1.68 to $5.48 MCF in 2010 from $3.80 per MCF in 2009, resulting in a positive price variance of $466,874.

Sales from the Robertson County, Texas royalty interest properties provided approximately 52% of the Company’s first quarter 2010 gas sales volumes and about 63% of the first quarter 2009 gas sales volumes. See discussion on page 17 of the 2009 Form 10-K under the sub-heading “Operating Revenues” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $80,122 in 2010 as compared to $33,815 in 2009.

The Company received lease bonuses of $45,545 in the first quarter of 2010 for leases on its owned minerals. Lease bonuses for the first quarter of 2009 were $12,847. Most of the increase was for leases and lease extensions in Texas.

Coal royalties were $56,145 for the first quarter of 2010, compared to $44,862 for the first quarter of 2009, for coal mined during these periods on North Dakota leases. See sub-heading “Operating Revenues” on page 16 of the 2009 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses decreased $241,070 (14%) to $1,443,917 in 2010 from $1,684,987 in 2009. Material line item changes will be discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $62,962 (15%) in 2010 to $479,820 from $416,858 in 2009. Of this increase, lease operating expense and transportation and compression expense increased $35,141(11%) in 2010 to $349,744 from $314,603 in 2009. Most of this increase was due to operating expenses on new wells, which first produced after March 31, 2009. The remaining increase relates to production taxes, which increased $27,821 (27%) to $130,076 in 2010 from $102,255 in 2009. This increase was due entirely to the increased oil and gas sales revenues described above in the “Operating Revenues” section.

Exploration Costs. Total exploration expense decreased $276,067 (57%) to $205,787 in 2010 from $481,854 in 2009. The decline was due to decreased dry hole costs and geological and geophysical expense in 2010 versus 2009. Dry hole costs decreased $254,166 (98%) in 2010 to $5,207 from $259,373 in 2009. This decrease was mostly the result of charging the costs of two exploratory dry holes to expense in the first quarter of 2009, with no similar amounts in the same period of 2010. Geological and geophysical expense decreased $21,900 (10%) in 2010 to $200,580 from $222,480 in 2009. The 2010 expense relates mostly to seismic costs for a Hodgeman County, Kansas prospect, and the 2009 expense relates to seismic costs for a Ford County, Kansas prospect.

The following is a summary as of May 7, 2010, updating both exploration and development activity development activity from December 31, 2009:

The Company is participating in the acquisition of leasehold on a Grady County, Oklahoma prospect in which it has a 10% interest. A 3-D seismic survey was conducted in 2009 and potential drilling locations were identified. It is likely that at least one exploratory well will be drilled in 2010. Total capitalized costs for the period ended March 31, 2010 were $2,074 and seismic costs were $3,480.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Comanche County, Kansas prospect. The first well was started in November 2009 and completed in February 2010. The second was started in November 2009 and completed in March 2010. Both wells are marginal oil producers.

The Company participated with its 16% working interest in the drilling of two wells, one exploratory and the other a step-out, on a Harper County, Kansas prospect. The exploratory well was started in March 2010 and the step-out in April 2010. Completion attempts of both wells are currently in progress. Total capitalized costs at March 31, 2010 were $27,036.

The Company participated with an 18% interest in the development of a McClain County, Oklahoma prospect. Acreage has been acquired and an exploratory well will be drilled in 2010.

The Company participated with its 16% working interest in the drilling of an exploratory well on another McClain County, Oklahoma prospect. The well was started in December 2009 and completed in March 2010. It appears to be a marginal oil and gas well. Capitalized costs for the period ended March 31, 2010 were $86,736.

The Company is participating with a 21% interest in the development of a Lincoln County, Oklahoma prospect. Acreage has been acquired and the prospect is under evaluation for the possible drilling of an exploratory horizontal well in 2010. Leasehold costs were $723 for the period ended March 31, 2010.

The Company participated with a 14% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. Both wells were started in February 2010 and completion attempts of both are currently in progress. Capitalized costs as of March 31, 2010 were $120,609, including $40,631 in prepaid drilling costs.

The Company participated in the drilling of three step-out wells on a Woods County, Oklahoma prospect in which it has a 10.5% interest. Two of the wells were started in November 2009 and completed in February 2010. The third, in which the Company has a reduced interest (2.7%), was started in November 2009 and completed in January 2010. All three wells are commercial oil and gas producers. The Company is participating in the drilling of two additional step-out wells. The first was started in May 2010 and is currently drilling. The second will be drilled immediately after. Total capitalized costs were $76,992 for the period ended March 31, 2010.

The Company participated in the drilling of two development wells (18% and 13.7% working interests) on a Woods County, Oklahoma prospect. Both wells were started in December 2009. The first was completed in February 2010 and the second in March 2010, both as commercial oil and gas producers. Capitalized costs for the period ended March 31, 2010 were $7,231.

The Company participated with its 16% working interest in the drilling of a step-out well and three exploratory wells on a Ford County, Kansas prospect. The step-out well and the first exploratory well were started in December 2009 and completed in February 2010 as commercial oil producers. The second exploratory well was started in April 2010 and a completion attempt is currently in progress. The third exploratory well was started in April 2010 and completed in May 2010 as a dry hole. Capitalized costs for the period ended March 31, 2010 were $82,300, including $40,043 in prepaid drilling costs.

The Company participated with its 16% interest in a 3-D seismic survey on a Hodgeman County, Kansas prospect. The survey was conducted in January and February 2010. An exploratory well was started in May 2010 and is currently drilling.

The Company is participating in the drilling of two additional horizontal wells in a Harding County, South Dakota waterflood unit in which it has an 8.3% working interest. One well was started in March 2010 and completed in May 2010. The other was started in April 2010 and is currently drilling. Both will be produced for several months and then converted to water injection wells. Total capitalized costs for the unit for the period ended March 31, 2010 were $93,293.

In April 2010, the Company agreed to the enlargement of another Harding County, South Dakota waterflood unit. The enlargement will reduce the Company’s working interest from 4.3% to 4.1%. An additional horizontal development well will be drilled starting in June 2010.

In April 2010, the Company agreed to participate with a fee mineral interest in the drilling of an exploratory horizontal well in Harding County, South Dakota. The well, in which the Company has an 8.3% working interest, will be drilled starting in May 2010.

The Company participated with its 4.8% working interest in the drilling of a horizontal development well on a Dewey County, Oklahoma prospect. The well was started in March 2010, drilled to total depth and a liner was set in April 2010. It is currently awaiting a completion attempt. Capitalized costs as of March 31, 2010 were $102,662.

In April 2010, the Company purchased an 18% interest in 6,560 net acres of leasehold on a Sumner and Harper Counties, Kansas prospect for $70,848. An exploratory well (a washdown of an old dry hole) was started in April 2010, drilled to total depth and casing was set in May 2010. It is currently awaiting a completion attempt.

In April 2010, the Company agreed to purchase a 16% interest in 986.66 net acres of leasehold on a Beaver County, Oklahoma prospect for $42,666. An exploratory well will be drilled in the second quarter of 2010.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $46,946 (11%) in 2010 to $367,959 from $414,905 in 2009. The change was mostly the result of a decrease of $44,173 in the depreciation of lease and well equipment and amortization of intangible drilling costs on successful wells. This decrease was primarily due to the long lived asset impairment costs recorded by the Company at December 31, 2009. These impairment expenses reduce the carrying costs of successful wells, and accordingly, reduce future DD&A expense.

General, Administrative and Other (G&A). G&A increased $18,981 (5%) to $390,351 in 2010 from $371,370 in 2009. The increase is primarily the result of slight increases in ad valorem tax expense of about $10,200 and salaries expense of about $8,700 for the first quarter of 2010 versus the same period of 2009.

Other Income, Net. This line item increased $5,622 (19%) to $35,421 in 2010 from $29,799 in 2009. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities gains in 2010 were $6,749 as compared to losses of $(20,872) in 2009, an increase of $27,621. In 2010, the Company had realized gains of $2,456 and unrealized gains of $4,293 from adjusting the securities to estimated fair market value. In 2009, the Company had realized gains of $898 and unrealized losses of $(21,770).

Interest income decreased $25,182 to $8,131 in 2010 from $33,313 in 2009. The decrease was mostly the result of a decrease in the average rate of return on available-for-sale securities in 2010 versus 2009.

Equity earnings in investees decreased $4,852 to $19,575 in 2010 from $24,427 in 2009. The following is the Company’s share of earnings for the three months ended March 31, 2010 and 2009:

	Earnings
	2010	2009
Broadway Sixty-Eight, Ltd.	$10,260	$17,513
JAR Investments, LLC	2,620	1,914
Bailey Hilltop Pipeline, LLC	6,695	5,000
	$19,575	$24,427

See Note 3 to the accompanying financial statements and “Off-Balance Sheet Arrangements” below for additional information, including guarantees pertaining to Broadway Sixty-Eight, Ltd. and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $339,215 to $393,379 in 2010 from $54,164 in 2009. The increase was due to the increase in income before income taxes of $1,106,462 to $1,565,906 in 2010 from $459,444 in 2009. Of the 2010 income tax provision, the estimated current tax expense was $83,195 and the estimated deferred tax expense was $310,184. Of the 2009 income tax provision, the current and deferred (benefits) expenses were $245,293 and $(191,129), respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

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

For more information about these entities, see Note 3 to the accompanying financial statements and the subheading “Other Income, Net,” above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

As defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Internal Control Over Financial Reporting

As defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, the term "internal control over financial reporting" means a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year, first quarter ended March 31, 2010, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
January 1 to January 31, 2010	18	$160.00	---	---
February 1 to February 28, 2010	10	$160.00	---	---
March 1 to March 31, 2010	---	---	---	---
Total	28	$160.00	---	---

1The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are exhibits to this Form 10-Q. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date:	May 17, 2010	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date:	May 17, 2010	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer