Form 10-Q
period 2010-06-30
RESERVE PETROLEUM CO
filed 2010-08-16
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8157

THE RESERVE PETROLEUM COMPANY
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	73-0237060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6801 N. BROADWAY EXT., SUITE 300 OKLAHOMA CITY, OKLAHOMA 73116-9037 (405) 848-7551
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

As of August 9, 2010, 161,413.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Derived from audited financial Statements)
Current Assets:
Cash and Cash Equivalents	$2,710,211	$1,051,141
Available-for-Sale Securities	16,075,027	16,070,475
Trading Securities	320,197	350,372
Refundable Income Taxes	---	314,308
Receivables	1,708,770	1,444,757
Prepaid Expenses	---	197,304
	20,814,205	19,428,357
Investments:
Equity Investments	641,818	601,309
Other	15,298	15,298
	657,116	616,607
Property, Plant and Equipment:
Oil and Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,403,966	1,391,539
Proved Properties	25,094,738	23,317,446
	26,498,704	24,708,985
Less – Valuation Allowance, Accumulated Depreciation, Depletion and Amortization	17,133,533	16,305,361
	9,365,171	8,403,624
Other Property and Equipment, at Cost	403,657	376,734
Less – Accumulated Depreciation and Amortization	216,848	290,044
	186,809	86,690
Total Property, Plant and Equipment	9,551,980	8,490,314
Other Assets	353,097	350,389
Total Assets	$31,376,398	$28,885,667

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Derived from
		audited financial
		Statements)
Current Liabilities:
Accounts Payable	$475,051	$310,889
Income Taxes Payable	176,574	---
Other Current Liabilities - Deferred Income Taxes and Other	298,965	201,794
	950,590	512,683

Long-Term Liabilities:
Asset Retirement Obligations	760,604	699,392
Dividends Payable	1,083,954	1,015,095
Deferred Tax Liability	1,543,247	1,125,923
	3,387,805	2,840,410
Total Liabilities	4,338,395	3,353,093

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	27,637,517	26,100,088
	27,794,885	26,257,456

Less – Treasury Stock, at Cost	756,882	724,882
Total Stockholders’ Equity	27,038,003	25,532,574
Total Liabilities and Stockholders’ Equity	$31,376,398	$28,885,667

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating Revenues:
Oil and Gas Sales	$3,306,547	$2,069,447	$6,179,258	$4,126,369
Lease Bonuses and Other	1,049,294	47,430	1,150,984	105,140
	4,355,841	2,116,877	7,330,242	4,231,509
Operating Costs and Expenses:
Production	540,310	397,622	1,020,129	814,480
Exploration	67,083	1,268	272,871	483,122
Depreciation, Depletion, Amortization and Valuation Provisions	582,013	286,274	949,973	701,179
General, Administrative and Other	338,062	386,280	728,412	757,651
	1,527,468	1,071,444	2,971,385	2,756,432

Income from Operations	2,828,373	1,045,433	4,358,857	1,475,077
Other Income (Loss), Net	(11,948)	126,337	23,473	156,137
Income before Provision for Income Taxes	2,816,425	1,171,770	4,382,330	1,631,214
Provision for Income Taxes:
Current	718,235	180,875	801,430	426,168
Deferred	117,311	120,897	427,495	(70,232)
Total Provision for Income Taxes	835,546	301,772	1,228,925	355,936
Net Income	$1,980,879	$869,998	$3,153,405	$1,275,278
Per Share Data
Net Income, Basic and Diluted	$12.26	$5.37	$19.51	$7.87

Cash Dividends	$10.00	$10.00	$10.00	$10.00
Weighted Average Shares Outstanding, Basic and Diluted	161,610	162,124	161,641	162,145

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Net Cash Provided by Operating Activities	$4,980,261	$2,725,281
Cash Flows Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(14,055,338)	(15,803,533)
Maturity of Available-for-Sale Securities	14,050,785	15,120,572
Proceeds from Disposal of Property	15,815	2,957
Purchase of Property, Plant and Equipment	(1,755,686)	(1,025,848)
Cash Distribution from Equity Investment	2,350	14,750
Net Cash Applied to Investing Activities:	(1,742,074)	(1,691,102)
Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(1,547,117)	(1,496,463)
Purchase of Treasury Stock	(32,000)	(20,000)
Total Cash Applied to Financing Activities	(1,579,117)	(1,516,463)
Net Change in Cash and Cash Equivalents	1,659,070	(482,284)
Cash and Cash Equivalents, Beginning of Period	1,051,141	1,430,832
Cash and Cash Equivalents, End of Period	$2,710,211	$948,548

Supplemental Disclosures of Cash Flow Information, Cash Paid During the Periods for:
Interest	$3,860	$3,857
Income Taxes	$310,525	$21,221

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

June 30, 2010
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

Note 2 – OTHER INCOME (LOSS), NET

The following is an analysis of the components of Other Income (Loss), Net for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010		2009	2010		2009
Realized and Unrealized Gain (Loss) on Trading Securities	$	(37,806)	$72,804	$	(31,056)	$51,932
Gain on Assets Sales		4,063	1,045		15,233	3,046
Interest Income		5,191	17,834		13,322	51,147
Equity Earnings in Investees		23,284	9,063		42,859	33,490
Other Income		328	30,841		1,041	31,233
Interest and Other Expenses		(7,008)	(5,250)		(17,926)	(14,711)
Other Income (Loss), Net		$(11,948)	$126,337		$23,473	$156,137

Note 3 –  INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The carrying value of Equity Investments consists of the following:

		June 30,	December 31,
	Ownership %	2010	2009

Broadway Sixty-Eight, Ltd.	33%	$499,920	$479,136
JAR Investment, LLC	25%	152	(2,738)
Bailey Hilltop Pipeline, LLC	10%	87,030	70,195
OKC Industrial Properties, LLC	10%	54,716	54,716
		$641,818	$601,309

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

Included with Receivables is a Note receivable in the amount of $50,000 from the Partnership bearing 3.5% interest and due December 31, 2010. This related party transaction is connected to the construction of a new office building.

JAR Investment, LLC (“JAR”), an Oklahoma limited liability company, previously held Oklahoma City metropolitan area real estate that was sold in June 2005. JAR also owns a 70% management interest in Main-Eastern, LLC (“M-E”), also an Oklahoma limited liability company. M-E was formed in 2002 to establish a joint venture to develop a retail/commercial center on a portion of JAR’s real estate.

The Company has a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan, plus all costs and expenses related to enforcement and collection, or $128,737 at June 30, 2010. This loan matures December 27, 2013. The Company has evaluated its guarantee related to this obligation and believes it is unlikely to have to make any payments under the provisions of the guarantee agreement.

Note 4 – PROVISION FOR INCOME TAXES

In 2010 and 2009, the effective tax rate was less than the statutory rate, primarily as the result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

Note 5 – ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Asset retirement obligation at December 31, 2009	$699,392
Liabilities incurred for new wells	47,365
Revisions to estimates	---
Accretion expense	13,847
Asset retirement obligations at June 30, 2010	$760,604

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. At June 30, 2010 and December 31, 2009, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2010

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$	---		$16,075,027	$	---
Trading Securities		$320,197	$	---	$	---

	December 31, 2009

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$	---		$16,070,475	$	---
Trading Securities		$350,372	$	---	$	---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligations represent non-recurring fair value liabilities. The fair value of these non-financial liabilities incurred in the six months ended June 30, was $47,365 in 2010 and $60,398 in 2009 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2010 and December 31, 2009, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), “Improving Disclosures about Fair Value Measurements.” The ASU amends ASC 8201 to require additional disclosures regarding fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of the ASU did not have a material impact on the Company’s financial position, income statements, cash flow statements or disclosures.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flow in this Form 10-Q to supplement the following discussion. In the first half of 2010, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $4,980,261 and cash provided by the maturities of available-for-sale securities of $14,050,785. Property dispositions provided an additional $15,815 of cash and equity investment distributions provided $2,350 for total cash provided of $19,049,211. The Company utilized cash for the purchase of available-for-sale securities of $14,055,338; property additions of $1,755,686; and financing activities of $1,579,117 for total cash applied of $17,390,141. Cash and cash equivalents increased $1,659,070 (158%) to $2,710,211.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2009. A discussion of these items follows.

Current income taxes changed from a receivable of $314,308 to a payable of $176,574. This change was due to the actual first half 2010 current provision for income taxes exceeding the first half estimated tax payments.

Receivables increased $264,013 (18%) to $1,708,770 from $1,444,757. This increase was due primarily to a $289,000 increase in the oil and gas sales receivable offset by a $25,000 decline in the Note receivable from Broadway Sixty-Eight, Ltd. described in Note 3 to the accompanying financial statements. Oil and gas sales increases are discussed in the “Results of Operations” section below.

Prepaid expenses decreased $197,304 due to the completion of seismic survey work in February 2010, which had been prepaid at December 31, 2009.

Accounts payable increased $164,162 (53%) to $475,051 from $310,889. This increase was due primarily to increased drilling activity at June 30, 2010 versus December 31, 2009.

Deferred income taxes and other liabilities increased $97,171 (48%) to $298,965 from $201,794. The increase is primarily due to an increase of $87,000 in ad valorem tax accruals. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $4,980,261 in 2010, an increase of $2,254,980 (83%) from the comparable period in 2009. The increase was primarily due to increased oil and gas sales revenue and lease bonuses, offset by increases in operating expenses and income taxes paid. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Available-for-sale securities at June 30, 2010 and December 31, 2009, are comprised mostly of US Treasury Bills with six month maturities. During the six months ended June 30, 2010, $14,050,785 of these securities matured and the cash was used to purchase new securities.

Cash applied to the purchase of property additions in 2010 was $1,755,686, an increase of $729,838 (71%) from cash applied in 2009 of $1,025,848. In both 2010 and 2009, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2009 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Six Months Ended June 30, 2010, Compared with Six Months Ended June 30, 2009

Net Income increased $1,878,127 (147%) to $3,153,405 in 2010 from $1,275,278 in 2009. Net income per share, basic and diluted, increased $11.64 to $19.51 in 2010 from $7.87 in 2009.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $2,052,889 (50%) to $6,179,258 in 2010 from $4,126,369 in 2009. Of the $2,052,889 increase, crude oil sales increased $856,834; natural gas sales increased $1,136,074; and miscellaneous oil and gas product sales increased $59,981.

The $856,834 (49%) increase in oil sales to $2,592,825 in 2010 from $1,735,991 in 2009 was the result of an increase in the average price per barrel (Bbl), offset by a decline in the volume sold. The volume of oil sold declined 4,383 Bbls to 36,924 Bbls in 2010, resulting in a negative volume variance of $184,202. The average price per Bbl increased $28.19 to $70.22 per Bbl in 2010, resulting in a positive price variance of $1,041,036. The decrease in oil volumes sold was mostly due to production declines from the Woods County, Oklahoma and Harding County, South Dakota wells. These declines were offset slightly by increased production from new wells in Comanche, Harper and Kiowa Counties in Kansas.

The $1,136,074 (49%) increase in gas sales to $3,447,746 in 2010 from $2,311,672 in 2009 was the result of an increase in the average price per thousand cubic feet (MCF) and the volume sold. The volume of gas sold increased 73,196 MCF to 722,672 MCF from 649,746 MCF in 2009, for a positive volume variance of $260,526. This increase was due to 240,000 MCF of production from wells that began producing in the first six months of 2010, offset by a decline in sales from mature properties. The average price per MCF increased $1.21 to $4.77 per MCF from $3.56 per MCF in 2009, resulting in a positive price variance of $875,548.

Sales from the Robertson County, Texas royalty interest properties provided approximately 42% of the Company’s first half 2010 gas sales volumes and about 65% of the first half 2009 gas sales volumes. See discussion on page 17 of the 2009 Form 10-K under the sub-heading “Operating Revenues” for more information about these properties. An additional 18% of the Company’s first half 2010 gas sales volumes were provided by production from several new Arkansas working and royalty interest wells.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $138,688 in 2010 as compared to $78,707 in 2009.

The Company received lease bonuses of $1,026,083 in the first half of 2010 for leases on its owned minerals. Lease bonuses for the first half of 2009 were $14,407. The increase was mostly due to a lease bonus of $980,275 for various Ellis County, Oklahoma minerals.

Coal royalties were $124,901 for the first half of 2010, compared to $90,733 for 2009, for coal mined during these periods on North Dakota leases. See sub-heading “Operating Revenues” on page 16 of the 2009 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses increased $214,953 (8%) to $2,971,385 in 2010 from $2,756,432 in 2009. Material line item changes will be discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $205,649 (25%) in 2010 to $1,020,129 from $814,480 in 2009. Of this increase, lease operating expense and transportation and compression expense increased $134,176 (21%) in 2010 to $760,409 from $626,233 in 2009. Most of this increase was due to operating expenses on new wells, which first produced after June 30, 2009. The remaining increase relates to production taxes, which increased $71,473 (38%) to $259,721 in 2010 from $188,248 in 2009. This increase was due entirely to the increased oil and gas sales revenues described above in the “Operating Revenues” section.

Exploration Costs. Total exploration expense decreased $210,251 (44%) to $272,871 in 2010 from $483,122 in 2009. The decline was due to decreased dry hole costs and geological and geophysical expense in 2010 versus 2009. Dry hole costs decreased $180,028 (69%) in 2010 to $79,771 from $259,799 in 2009. This decrease was mostly the result of charging the costs of two exploratory dry holes to expense in the first half of 2009, with no similar amounts in the same period of 2010. Geological and geophysical expense decreased $30,223 (14%) in 2010 to $193,100 from $223,323 in 2009. The 2010 expense relates mostly to seismic costs for a Hodgeman County, Kansas prospect, and the 2009 expense relates to seismic costs for a Ford County, Kansas prospect.

The following is a summary as of July 27, 2010, updating both exploration and development activity from December 31, 2009.

The Company is participating with its 18% working interest in the drilling of three development wells on two adjoining Barber County, Kansas prospects. The first well was started in July 2010 and is currently drilling. The other two will be drilled immediately thereafter.

The Company is participating in the acquisition of leasehold on a Grady County, Oklahoma prospect in which it has a 10% interest. A 3-D seismic survey was conducted in 2009 and potential drilling locations were identified. It is likely that at least one exploratory well will be drilled in 2010. Total capitalized costs for the period ended June 30, 2010 were $7,846 and seismic costs were $3,480.

The Company participated with its 18% working interest in the drilling of two step-out wells on a Comanche County, Kansas prospect. The first well was started in November 2009 and completed in February 2010. The second was started in November 2009 and completed in March 2010. Both wells are marginal oil producers. The Company will participate in the drilling of an exploratory well that will start in September or October 2010.

The Company will participate with its 18% working interest in the drilling of an exploratory well on a Comanche County, Kansas prospect. The well is scheduled to start in September 2010.

The Company participated with its 16% working interest in the drilling of two wells, one exploratory and the other a step-out, on a Harper County, Kansas prospect. The exploratory well was started in March 2010 and completed in June 2010. The step-out well was started in April 2010 and completed in May 2010. Both wells are currently being tested. Total capitalized costs at June 30, 2010 were $161,437, including $53,260 in prepaid drilling costs.

The Company participated with an 18% interest in the development of a McClain County, Oklahoma prospect. Acreage has been acquired and it is likely that an exploratory well will be drilled in 2010.

The Company participated with its 16% working interest in the drilling of an exploratory well on another McClain County, Oklahoma prospect. The well was started in December 2009 and completed in March 2010 as a marginal oil and gas producer. Capitalized costs for the period ended June 30, 2010 were $91,046.

The Company is participating with a 21% interest in the development of a Lincoln County, Oklahoma prospect. Acreage has been acquired and the prospect is under evaluation for the possible drilling of an exploratory horizontal well in 2010. Leasehold costs were $1,233 for the period ended June 30, 2010.

The Company participated with a 14% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. Both wells were started in February 2010 and completed in May 2010 as commercial oil and gas producers. Capitalized costs as of June 30, 2010 were $162,400, including $6,921 in prepaid drilling costs.

The Company participated in the drilling of five step-out wells on a Woods County, Oklahoma prospect in which it has a 10.5% interest. Two of the wells were started in November 2009 and completed in February 2010. The third, in which the Company has a reduced interest (2.7%), was started in November 2009 and completed in January 2010. All three wells are commercial oil and gas producers. The fourth and fifth wells were started in May 2010, completed in July 2010 and appear to be commercial oil and gas producers. The Company will participate in the drilling of three additional step-out wells starting in August 2010. Total capitalized costs were $167,155 for the period ended June 30, 2010.

The Company participated in the drilling of two development wells (18% and 13.7% working interests) on a Woods County, Oklahoma prospect. Both wells were started in December 2009. The first was completed in February 2010 and the second in March 2010, both as commercial oil and gas producers. Capitalized costs for the period ended June 30, 2010 were $14,580, including $6,116 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well and three exploratory wells on a Ford County, Kansas prospect. The step-out well and the first exploratory well were started in December 2009 and completed in February 2010 as commercial oil producers. The second exploratory well was started in April 2010 and completed in May 2010 as a marginal oil producer. The third exploratory well was started in April 2010 and completed in May 2010 as a dry hole. The Company will participate in the drilling of an additional exploratory well that will start in August 2010. Capitalized costs for the period ended June 30, 2010 were $127,526, including $13,609 in prepaid drilling costs. Dry hole costs for the period were $37,700.

The Company participated with its 16% interest in a 3-D seismic survey on a Hodgeman County, Kansas prospect. The survey was conducted in January and February 2010. An exploratory well was started in May 2010, completed in June 2010 and is currently being tested. A second exploratory well was started in July 2010 and is currently drilling. A step-out well will be drilled immediately after. Capitalized costs for the period ended June 30, 2010 were $80,000, including $22,405 in prepaid drilling costs.

The Company participated in the drilling of two additional horizontal wells in a Harding County, South Dakota waterflood unit in which it has an 8.3% working interest. One well was started in March 2010 and completed in May 2010. The other was started in April 2010 and completed in June 2010. Both will be produced for several months and then converted to water injection wells. Total capitalized costs for the unit for the period ended June 30, 2010 were $376,704.

Another Harding County, South Dakota waterflood unit was enlarged effective June 1, 2010, reducing the Company’s working interest from 4.3% to 4.1%. An additional horizontal development well was drilled in June and July 2010 and is currently awaiting a completion attempt. Capitalized costs for the period ended June 30, 2010 were $34,620.

The Company participated with a fee mineral interest in the drilling of an exploratory horizontal well in Harding County, South Dakota. The well, in which the Company has an 8.3% interest, was started in May 2010 and completed in July 2010. It appears to be a commercial oil well. Capitalized costs for the period ended June 30, 2010 were $184,508.

The Company participated with its 4.8% working interest in the drilling of a horizontal development well on a Dewey County, Oklahoma prospect. The well was started in March 2010, completed in June 2010 and is currently being tested. Capitalized costs as of June 30, 2010 were $171,271, including prepaid drilling costs of $53,878.

In April 2010, the Company purchased an 18% interest in 6,560 net acres of leasehold on a Sumner and Harper Counties, Kansas prospect for $70,848. An exploratory well (a re-entry and washdown of an old dry hole) was started in April 2010 and completed in June 2010 as a dry hole. Dry hole costs expensed as of June 30, 2010 were $33,811.

In April 2010, the Company agreed to purchase a 16% interest in 986.66 net acres of leasehold on a Beaver County, Oklahoma prospect for $42,666. An exploratory well will be drilled starting in September or October 2010.

The Company is participating with fee mineral interests in the drilling of two horizontal development wells in Faulkner County, Arkansas. The first well, in which the Company has a 4.7% interest, was started in June 2010 and is currently drilling. The second well (3.4% interest) will be drilled later in 2010. Capitalized costs for the period ended June 30, 2010 were $158,062, including $134,711 in prepaid drilling costs.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $248,794 (35%) in 2010 to $949,973 from $701,179 in 2009. The change was mostly the result of an increase of $168,305 in the provision for impairment of leaseholds.

Other Income (Loss), Net. This line item decreased $132,664 (85%) to $23,473 in 2010 from $156,137 in 2009. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Losses on trading securities in 2010 were $31,056 as compared to gains of $51,932 in 2009, a decrease of $82,988. In 2010, the Company had realized gains of $6,705 and unrealized losses of $37,761 from adjusting the securities to estimated fair market value. In 2009, the Company had realized gains of $18,369 and unrealized gains of $33,563.

Interest income decreased $37,825 to $13,322 in 2010 from $51,147 in 2009. The decrease was mostly the result of a decrease in the average rate of return on available-for-sale securities in 2010 versus 2009.

Equity earnings in investees increased $9,369 to $42,859 in 2010 from $33,490 in 2009. The following is the Company’s share of earnings for the six months ended June 30, 2010 and 2009:

	Earnings
	2010	2009

Broadway Sixty-Eight, Ltd.	$20,784	$20,972
JAR Investments, LLC	5,240	4,179
Bailey Hilltop Pipeline, LLC	16,835	8,339
	$42,859	$33,490

See Note 3 to the accompanying financial statements and “Off-Balance Sheet Arrangements” below for additional information, including guarantees pertaining to Broadway Sixty-Eight, Ltd. and JAR Investments, LLC.

Other Income declined $30,192 to $1,041 in 2010 from $31,233 in 2009 due to class action lawsuit settlements in 2009 with no similar amounts in 2010.

Provision for Income Taxes. The provision for income taxes increased $872,989 to $1,228,925 in 2010 from $355,936 in 2009. The increase was due to the increase in income before income taxes of $2,751,116 to $4,382,330 in 2010 from $1,631,214 in 2009. Of the 2010 income tax provision, the estimated current tax expense was $801,430 and the estimated deferred tax expense was $427,495. Of the 2009 income tax provision, the current and deferred (benefits) expenses were $426,168 and ($70,232), respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009.

Net income increased $1,110,881 to $1,980,879 in 2010 from $869,998 in 2009. The material changes in the results of operations which caused the increase in net income will be discussed below.

Operating Revenues. Revenues from oil and gas sales increased $1,237,100 (60%) to $3,306,547 in 2010 from $2,069,447 in 2009. The increase was the result of an increase in gas sales of $955,410 (99%) to $1,924,061, an increase in oil sales of $268,016 (25%) to $1,323,920 and an increase in sales of miscellaneous products of $13,674 to $58,566.

The increase in gas sales was the result of an increase in the average price of $1.06 per MCF to $4.32 for a positive price variance of $470,506 and an increase in the volume of gas sold of 148,421 for a positive volume variance of $484,904.

The increase in oil sales was the result of an increase in the average price received of $19.35 per Bbl to $69.78 for a positive price variance of $367,248 and a decrease in the volume of oil sold of 1,968 Bbls to 18,973 Bbls for a negative volume variance of $99,232.

Other operating revenues increased $1,001,864 to $1,049,294 in 2010 from $47,430 in 2009. This increase was primarily due to the $980,275 lease bonus for various Ellis County, Oklahoma minerals discussed in the “Results of Operations Six Months Ended June 30, 2010” above.

Production Costs. Production costs increased $142,688 to $540,310 in 2010 from $397,622 in 2009. Of this increase, lease operating expense accounted for $24,474, gross production tax accounted for $43,653 and transportation and compression expense accounted for the remaining $74,561. The reasons for the increased costs are discussed above in “Item 2.” under “Production Costs.”

Exploration Expense. Exploration expense increased $65,815 to $67,083 in 2010 from $1,268 in 2009. See the 2010 exploration and development activity discussion above in “Item 2.” under “Exploration Costs” for more information.

Other Income (Loss), Net. In 2010 this line item decreased $138,285 to a loss of ($11,948) from income of $126,337 in 2009. See Note 2 to the accompanying financial statements for an analysis of the components of other income (loss), net.

Trading securities losses in 2010 were $37,806 as compared to gains of $72,804 in 2009, a decrease of $110,610. In 2010, the Company had realized gains of $4,248 and unrealized losses of $42,054 from adjusting the securities to estimated fair market value. In 2009, the Company had realized gains of $17,471 and unrealized gains of $55,333.

Interest income decreased $12,643 to $5,191 in 2010 from $17,834 in 2009. The decrease was the result of a decrease in the average rate of return on available-for-sale securities in 2010 versus 2009.

Other Income also declined $30,513 to $328 in 2010 from $30,841 in 2009 due to class action lawsuit settlements in 2009 with no similar amounts in 2010.

These decreases were offset slightly by a $14,222 increase in earnings from equity investments.

Provision for income taxes. Provision for income taxes increased $533,774 (177%) to $835,546 in 2010 from $301,772 in 2009. See discussion above in “Item 2.” and Note 4 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2010.

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

For more information about these entities, see Note 3, to the accompanying financial statements and this management’s discussion and analysis above in “Item 2.” under “Other Income (Loss), Net”, for the six months ended June 30, 2010.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year, second quarter ended June 30, 2010, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
April 1 to April 30, 2010	62	$160.00	---	---
May 1 to May 31, 2010	14	$160.00	---	---
June 1 to June 30, 2010	96	$160.00	---	---
Total	172	$160.00	---	---

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 16, 2010	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 16, 2010	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer