Form 10-Q
period 2010-09-30
RESERVE PETROLEUM CO
filed 2010-11-15
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of November 9, 2010, 161,303.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Derived from audited financial Statements)
Current Assets:
Cash and Cash Equivalents	$7,087,875	$1,051,141
Available-for-Sale Securities	13,131,904	16,070,475
Trading Securities	363,773	350,372
Refundable Income Taxes	---	314,308
Receivables	1,422,773	1,444,757
Prepaid Expenses	---	197,304
	22,006,325	19,428,357
Investments:
Equity Investments	656,114	601,309
Other	15,298	15,298
	671,412	616,607
Property, Plant and Equipment:
Oil and Gas Properties, at Cost Based on the Successful Efforts Method of Accounting
Unproved Properties	1,393,028	1,391,539
Proved Properties	25,641,353	23,317,446
	27,034,381	24,708,985
Less – Valuation Allowance, Accumulated Depreciation, Depletion and Amortization	17,359,121	16,305,361
	9,675,260	8,403,624
Other Property and Equipment, at Cost	403,657	376,734
Less – Accumulated Depreciation and Amortization	221,703	290,044
	181,954	86,690
Total Property, Plant and Equipment	9,857,214	8,490,314
Other Assets	352,427	350,389
Total Assets	$32,887,378	$28,885,667

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)	(Derived from audited financial Statements)
Current Liabilities:
Accounts Payable	$121,638	$310,889
Income Taxes Payable	439,861	---
Other Current Liabilities – Deferred Income Taxes and Other	314,617	191,794
Current Dividends Payable	4,849,139	10,000
	5,725,255	512,683

Long-Term Liabilities:
Asset Retirement Obligations	820,552	699,392
Dividends Payable	1,068,783	1,015,095
Deferred Tax Liability	1,758,045	1,125,923
	3,647,380	2,840,410
Total Liabilities	9,372,635	3,353,093

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	24,144,497	26,100,088
	24,301,865	26,257,456

Less – Treasury Stock, at Cost	787,122	724,882
Total Stockholders’ Equity	23,514,743	25,532,574
Total Liabilities and Stockholders’ Equity	$32,887,378	$28,885,667

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009		2010	2009
Operating Revenues:
Oil and Gas Sales	$2,885,068		$2,232,694	$9,064,326	$6,359,063
Lease Bonuses and Other	288,297		74,912	1,439,281	180,052
	3,173,365		2,307,606	10,503,607	6,539,115
Operating Costs and Expenses:
Production	426,646		389,267	1,446,775	1,203,748
Exploration	347,027		195,336	619,899	678,458
Depreciation, Depletion, Amortization and Valuation Provisions	338,622		721,976	1,288,594	1,423,155
General, Administrative and Other	332,555		325,105	1,060,967	1,082,755
	1,444,850		1,631,684	4,416,235	4,388,116

Income from Operations	1,728,515		675,922	6,087,372	2,150,999
Other Income, Net	75,459		108,799	98,932	264,935
Income before Provision for Income Taxes	1,803,974		784,721	6,186,304	2,415,934
Provision for Income Taxes:
Current	263,485		253,319	1,064,915	679,487
Deferred	194,450		(80,975)	621,945	(151,207)
Total Provision for Income Taxes	457,935		172,344	1,686,860	528,280
Net Income	$1,346,039		$612,377	$4,499,444	$1,887,654
Per Share Data
Net Income, Basic and Diluted	$8.34		$3.78	$27.85	$11.64

Cash Dividends Declared and/or Paid	$30.00	$	---	$40.00	$10.00
Weighted Average Shares Outstanding, Basic and Diluted	161,396		162,036	161,559	162,108

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Net Cash Provided by Operating Activities	$7,361,219	$4,259,673
Cash Flows Provided by / (Applied to) Investing Activities:
Purchases of Available-for-Sale Securities	(17,927,092)	(19,920,601)
Maturity of Available-for-Sale Securities	20,865,663	18,983,225
Proceeds from Disposal of Property	16,846	4,376
Purchase of Property, Plant and Equipment	(2,660,554)	(1,738,132)
Distribution from Equity Investment	5,100	16,750
Net Cash Provided by / (Applied to) Investing Activities	299,963	(2,654,382)
Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(1,562,208)	(1,521,768)
Purchase of Treasury Stock	(62,240)	(56,360)
Total Cash Applied to Financing Activities	(1,624,448)	(1,578,128)
Net Change in Cash and Cash Equivalents	6,036,734	27,163

Cash and Cash Equivalents, Beginning of Period	1,051,141	1,430,832
Cash and Cash Equivalents, End of Period	$7,087,875	$1,457,995
Supplemental Disclosures of Cash Flows Information,
Cash Paid During the Periods for:
Interest	$3,860	$3,877
Income Taxes	$310,745	$21,254

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

September 30, 2010
(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2009, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures, normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”), have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Realized and Unrealized Gain on Trading Securities	$43,123	$69,593	$12,067	$121,525
Gain on Assets Sales	1,031	1,960	16,264	5,006
Interest Income	15,210	11,491	28,532	62,638
Equity Earnings in Investees	17,046	30,625	59,905	64,114
Other Income	6,053	385	7,094	31,618
Interest and Other Expenses	(7,004)	(5,255)	(24,930)	(19,966)
Other Income, Net	$75,459	$108,799	$98,932	$264,935

Note 3 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The carrying value of Equity Investments consists of the following:

	Ownership %	September 30, 2010	December 31, 2009

Broadway Sixty-Eight, Ltd.	33%	$505,083	$479,136
JAR Investment, LLC	25%	1,307	(2,738)
Bailey Hilltop Pipeline, LLC	10%	95,008	70,195
OKC Industrial Properties, LLC	10%	54,716	54,716
		$656,114	$601,309

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

JAR Investment, LLC (“JAR”), an Oklahoma limited liability company, previously held Oklahoma City metropolitan area real estate that was sold in June 2005. JAR also owns a 70% management interest in Main-Eastern, LLC (“M-E”), also an Oklahoma limited liability company. M-E was formed in 2002 to establish a joint venture to develop a retail / commercial center on a portion of JAR’s real estate.

The Company had a guarantee agreement limited to 25% of JAR’s 70% interest in M-E’s outstanding loan, plus all costs and expenses related to enforcement and collection, or $126,379 at September 30, 2010. M-E’s retail / commercial center was sold on November 5, 2010, and the loan was paid-off at closing. The Company will recognize income of approximately $110,000 in its 2010 fourth quarter operating results from the sale of this investment.

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

The Company’s estimated asset retirement obligations liability is based on estimated economic lives and estimates of the cost to abandon the wells in the future. The liability is discounted using a credit-adjusted discount rate estimated at the time the liability is incurred or revised. The credit-adjusted discount rates used to discount the Company’s abandonment liabilities range from 3.25% to 4.00%. Revisions to the liability are due to changes in estimated abandonment costs and changes in well economic lives.

A reconciliation of the Company’s asset retirement obligations liability is as follows:

Asset retirement obligations at December 31, 2009	$699,392
Liabilities incurred for new wells	100,390
Revisions to estimates	---
Accretion expense	20,770
Asset retirement obligations at September 30, 2010	$820,552

Note 6 – FAIR VALUE MEASUREMENTS

Accounting guidance defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants, i.e., an exit price. The inputs, which are the assumptions market participants would use in pricing an asset or a liability, are organized into a fair value hierarchy that prioritizes them into three levels based on how observable they are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. At September 30, 2010 and December 31, 2009, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2010

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$	---		$13,131,904	$	---
Trading Securities		$363,773	$	---	$	---

	December 31, 2009

	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$	---		$16,070,475	$	---
Trading Securities		$350,372	$	---	$	---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligations represent non-recurring fair value liabilities. The fair value of these non-financial liabilities incurred in the nine months ended September 30, was $121,160 in 2010 and $158,713 in 2009 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2010 and December 31, 2009, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

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

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies that do not require adoption, until a future date, are not expected to have a material impact on the financial statements upon adoption.

Note 8 – CURRENT DIVIDENDS PAYABLE

On September 20, 2010, the Company declared a $30 per share dividend that had been approved by our Board of Directors.  The declared dividend of $4,839,139 was paid on October 1.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flow in this Form 10-Q to supplement the following discussion. In the first nine months of 2010, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $7,361,219 and cash provided by the maturities of available-for-sale securities of $20,865,663. Property dispositions and distributions from equity investments provided an additional $21,946 of cash for total cash provided of $28,248,828. The Company utilized cash for the purchase of available-for-sale securities of $17,927,092; property additions of $2,660,554; and financing activities of $1,624,448 for total cash applied of $22,212,094. Cash and cash equivalents increased $6,036,734 (574%) to $7,087,875. On September 20, 2010 the Company's Board of Directors approved a $30 per share cash dividend. The cash increase was mostly to fund the $4,839,139 cash dividend payment made October 1, 2010.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in balance sheets working capital line items from December 31, 2009. A discussion of these items follows.

Current income taxes switched from a receivable of $314,308 to a payable of $439,861. The change was due to the current income tax provision, for the first nine months of 2010, exceeding the estimated tax payments for the same period. See additional comments under the “Provision for Income Taxes” in the “Results of Operations” section below.

Prepaid expenses decreased $197,304 due to the completion of seismic survey work in February 2010, which had been prepaid at December 31, 2009.

Available-for-sale securities decreased $2,938,571 (18%) to $13,131,904 from $16,070,475, as the excess cash from maturities was held in cash to fund the October 1, 2010 cash dividend payment discussed above.

Accounts payable decreased $189,251 (61%) to $121,638 from $310,889. This decrease is primarily due to the payment of about $131,000 of charges from early 2009 from an operator for the Company's share of costs on an exploratory well. The operator had filed for bankruptcy and had several liens filed by service company vendors who worked on the well. The amount owed was paid to the bankruptcy trustee in 2010. The remaining decrease of approximately $58,000 is the result of a decrease in vendor payables to other operators due to slightly decreased drilling activity at September 30, 2010 versus December 31, 2009. See “Exploration Costs” in the “Results of Operations” section below for more discussion of the current drilling activity.

Deferred income taxes and other current liabilities increased $122,823 (64%) to $314,617 in 2010 from $191,794. The change is due entirely to an increase of $133,000 in ad valorem tax accruals. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Current dividends payable increased $4,839,139. This increase is the result of a $30 per share dividend declared September 20, 2010 and paid October 1, 2010, as discussed earlier.

Discussion of Significant Changes in the Condensed Statement of Cash Flows. As noted in a paragraph above, net cash provided by operating activities was $7,361,219 in 2010. This was an increase of $3,101,546 from the comparable period in 2009. The increase was mostly the result of increased operating revenues, partially offset by an increase in production expenses and a decline in other income. For more information, see “Operating Revenues” and “Operating Costs and Expenses” in the “Results of Operations” section below.

Available-for-sale securities at September 30, 2010 and December 31, 2009 are comprised almost entirely of US treasury bills with six month maturities. During the nine months ended September 30, 2010, the net purchase / maturity activity for these securities provided about $3,000,000 of cash flows versus an application of almost $1,000,000 for purchases in excess of the maturities during the same period in 2009. As discussed above in working capital changes, the cash flows for 2010 were accumulated for the dividend payment that was made on October 1, 2010.

Cash applied to the purchase of property additions in 2010 was $2,660,554, an increase of $922,422 from cash applied in 2009 of $1,738,132. In both 2009 and 2010, the cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2009 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2010, Compared with Nine Months Ended September 30, 2009

Please refer to the Statements of Income in this Form 10-Q to supplement the following discussion. Net income increased $2,611,790 (138%) to $4,499,444 in 2010 from $1,887,654 in 2009. Net income per share, basic and diluted, increased $16.21 to $27.85 in 2010 from $11.64 in 2009.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $2,705,263 (43%) to $9,064,326 in 2010 from $6,359,063 in 2009. Of the $2,705,263 increase, crude oil sales increased $1,232,822; natural gas sales increased $1,402,409; and miscellaneous oil and gas product sales increased $70,032.

The $1,232,822 (43%) increase in oil sales to $4,116,545 in 2010 from $2,883,723 in 2009 was the result of an increase in the average price per barrel (Bbl), offset by a decline in the volume sold. The volume of oil sold declined 1,973 Bbls to 59,467 Bbls in 2010, resulting in a negative volume variance of $92,613. The average price per Bbl increased $22.28 to $69.22 per Bbl in 2010, resulting in a positive price variance of $1,325,436. The decrease in oil volumes sold was mostly due to production declines from the Woods County, Oklahoma and Barber County, Kansas wells, offset partially by increased production from new wells in Comanche, Ford, Harper and Kiowa Counties in Kansas.

The $1,402,409 (42%) increase in gas sales to $4,743,561 in 2010 from $3,341,152 in 2009 was the result of an increase in the average price per thousand cubic feet (MCF) and the volume sold. The volume of gas sold increased 62,498 MCF to 1,028,152 MCF from 965,654 MCF in 2009, for a positive volume variance of $216,243. This net increase was due to production from several new Arkansas working and royalty interest wells, offset by a decline in sales from mature properties. The average price per MCF increased $1.15 to $4.61 per MCF from $3.46 per MCF in 2009, resulting in a positive price variance of $1,186,166.

Sales from the Robertson County, Texas royalty interest properties provided approximately 43% of the Company’s first nine months 2010 gas sales volumes and about 57% of the gas sales volumes for the same period in 2009. See discussion on page 17 of the 2009 Form 10-K, under the sub-heading “Operating Revenues,” for more information about these properties. This decline in current year gas sales volumes was offset by production from several new Arkansas working and royalty interest wells. These wells provided 18% of the Company’s gas sales volume for the first nine months of 2010.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. Natural gas purchasers’ published index prices, for October and November 2010, reflect lower prices than those for the first nine months of 2010. This indicates the Company’s average price for fourth quarter natural gas sales will probably be about $1.00 per MCF lower than the average price we received for gas sales for the first three quarters of 2010.

Sales of miscellaneous oil and gas products were $204,220 in 2010 as compared to $134,188 in 2009.

The Company received lease bonuses of $1,263,681 in the first nine months of 2010 for leases on its owned minerals. Lease bonuses for the first nine months of 2009 were $28,407. The increase was mostly due to lease bonuses of $1,175,600 for various Ellis County, Oklahoma minerals.

Coal royalties were $175,601 for the first nine months of 2010 compared to $151,645 for 2009 for coal mined during these periods on North Dakota leases. See sub-heading “Operating Revenues” on page 16 of the 2009 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses increased $28,119 (1%) to $4,416,235 in 2010 from $4,388,116 in 2009. Significant line item changes are discussed below.

Production Costs. Production costs increased $243,027 (20%) in 2010 to $1,446,775 from $1,203,748 in 2009. Of this increase, lease operating expense and transportation and compression expense increased $174,980 (19%) in 2010 to $1,100,764 from $925,784 in 2009. Most of this increase was due to transportation and compression expenses associated with the gas sales volumes for the new Arkansas wells described above in the “Operating Revenues” section. The remaining increase relates to production taxes, which increased $68,047 (24%) to $346,011 in 2010 from $277,964 in 2009. This increase was due entirely to the increased oil and gas sales revenues described above in the “Operating Revenues” section.

Exploration Costs. Total exploration expense decreased $58,559 (9%) to $619,899 in 2010 from $678,458 in 2009. The decline is due to decreased geological and geophysical expenses of $75,959 (28%) to $193,101 in 2010 versus $269,060 in 2009, offset by an increase in dry hole expenses of $17,400 (4%) to $426,798 in 2010 from $409,398 in 2009.

The following is a summary as of October 29, 2010, updating both exploration and development activity for the period December 31, 2009 to September 30, 2010.

The Company participated with its 18% working interest in the drilling of three development wells on two adjoining Barber County, Kansas prospects. The first well was started in July 2010 and the second and third wells were started in August 2010. All three were completed in October 2010 and are currently being tested. Three additional development wells will be drilled on these prospects starting in November 2010. Capitalized well costs for the period were $271,596, including $86,394 in prepaid drilling costs.

The Company is participating in the acquisition of leasehold on a Grady County, Oklahoma prospect in which it has a 10% interest. A 3-D seismic survey was conducted in 2009 and potential drilling locations were identified. An exploratory well will likely be drilled in the third quarter of 2011. Total capitalized costs for the period were $10,593 and seismic costs were $3,480.

The Company participated with its 18% working interest in the drilling of three step-out wells on a Comanche County, Kansas prospect. The first well was started in November 2009 and completed in February 2010 as a marginal oil producer. It has since become non-commercial. The second well was started in November 2009 and completed in March 2010 as a marginal oil producer. The third well was drilled in October 2010 and a completion attempt is currently in progress. Capitalized costs for the period were $39,348, including $38,700 in prepaid drilling costs, and an impairment of $71,856 was provided for the non-commercial well.

The Company will participate with its 18% working interest in the drilling of an exploratory well on a Comanche County, Kansas prospect. The well is scheduled to start in November 2010.

The Company participated with its 16% working interest in the drilling of two wells, one exploratory and the other a step-out, on a Harper County, Kansas prospect. The exploratory well was started in March 2010 and completed in June 2010 as a commercial oil producer. The step-out well was started in April 2010 and completed in May 2010 as a commercial gas producer. Total capitalized costs for the period were $127,463.

The Company participated with an 18% interest in the development of a McClain County, Oklahoma prospect. Acreage has been acquired and it is likely that an exploratory well will be drilled in 2011.

The Company participated with its 16% working interest in the drilling of an exploratory well on another McClain County, Oklahoma prospect. The well was started in December 2009 and completed in March 2010 as a marginal oil and gas producer. Capitalized costs for the period were $91,046.

The Company is participating with a 21% interest in the development of a Lincoln County, Oklahoma prospect. Acreage has been acquired and the prospect is under evaluation for the possible drilling of an exploratory horizontal well in 2011. Leasehold costs were $1,233 for the period.

The Company participated with a 14% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. Both wells were started in February 2010 and completed in May 2010 as commercial oil and gas producers. Capitalized costs for the period were $162,400, including $3,235 in prepaid drilling costs.

The Company participated in the drilling of seven step-out wells on a Woods County, Oklahoma prospect in which it has a 10.5% interest. Two of the wells were started in November 2009 and completed in February 2010. The third, in which the Company has a reduced interest (2.7%), was started in November 2009 and completed in January 2010. The fourth and fifth wells were started in May 2010 and completed in July 2010. All five wells are commercial oil and gas producers. The sixth well was started in August 2010, completed in October 2010 and is currently being tested. The seventh well was started in August 2010 and a completion attempt is currently in progress. Two additional step-out wells will be drilled starting in November 2010. Total capitalized costs for the period were $281,980, including $25,922 in prepaid drilling costs.

The Company participated in the drilling of two development wells (18% and 13.7% working interests) on a Woods County, Oklahoma prospect. Both wells were started in December 2009. The first was completed in February 2010 and the second in March 2010, both as commercial oil and gas producers. Capitalized costs for the period were $15,600.

The Company participated with its 16% working interest in the drilling of a step-out well and four exploratory wells on a Ford County, Kansas prospect. The step-out well and the first exploratory well were started in December 2009 and completed in February 2010 as commercial oil producers. The second exploratory well was started in April 2010 and completed in May 2010 as a marginal oil producer. It has since become non-commercial and is scheduled to be plugged. The third exploratory well was started in April 2010 and completed in May 2010 as a dry hole. The fourth exploratory well was started in August 2010 and completed in September 2010. It appears to be non-commercial and is under evaluation for additional stimulation. The Company will participate in the drilling of an additional exploratory well that will start in November 2010. Capitalized costs for the period were $128,149, including $22,729 in prepaid drilling costs. Dry hole costs for the period were $116,666.

The Company participated with its 16% interest in a 3-D seismic survey on a Hodgeman County, Kansas prospect. The survey was conducted in January and February 2010. An exploratory well was started in May 2010 and completed in June 2010 as a commercial oil producer. A second exploratory well was drilled and completed in July 2010 as a dry hole. A step-out well was started in July 2010 and completed in August 2010 as a commercial oil producer. The Company is participating in a third exploratory well that was started in October 2010 and is currently drilling. Capitalized costs for the period were $166,522, including $19,659 in prepaid drilling costs.

The Company participated in the drilling of two additional horizontal wells in a Harding County, South Dakota waterflood unit in which it has an 8.3% working interest. One well was started in March 2010 and completed in May 2010. The other was started in April 2010 and completed in June 2010. Both will be produced for several months and then converted to water injection wells. Total capitalized costs for the unit for the period were $428,538.

Another Harding County, South Dakota waterflood unit was enlarged effective June 1, 2010, reducing the Company’s working interest from 4.3% to 4.1%. An additional horizontal development well was started in June 2010 and completed in August 2010 as a commercial oil producer. Capitalized costs for the period were $102,525.

The Company participated with a fee mineral interest in the drilling of an exploratory horizontal well in Harding County, South Dakota. The well, in which the Company has an 8.3% interest, was started in May 2010 and completed in July 2010 as a commercial oil producer. Capitalized costs for the period were $210,886.

The Company participated with its 4.8% working interest in the drilling of a horizontal development well on a Dewey County, Oklahoma prospect. The well was started in March 2010 and completed in June 2010. It appears to be a marginal oil well. Capitalized costs for the period were $206,901.

In April 2010, the Company purchased an 18% interest in 6,560 net acres of leasehold on a Sumner and Harper Counties, Kansas prospect for $70,848. An exploratory well (a re-entry and washdown of an old dry hole) was started in April 2010 and completed in June 2010 as a dry hole. Dry hole costs for the period were $31,931 and leasehold impairments were $70,848.

In April 2010, the Company agreed to purchase a 16% interest in 986.66 net acres of leasehold on a Beaver County, Oklahoma prospect for $42,666. An exploratory well will be drilled starting in November 2010.

The Company is participating with fee mineral interests in the drilling of three horizontal development wells in Faulkner County, Arkansas. The first well, in which the Company has a 4.7% interest, was started in June 2010, reached total depth in September 2010 and a completion attempt is currently in progress. The second well (3.4% interest) will be drilled later in 2010 and the third (2.2% interest) will follow. Capitalized costs for the period were $290,003, including $142,716 in prepaid drilling costs.

In August 2010, the Company paid $13,440 for interests (16%, 12.8% and 16%) in three wells in Woods County, Oklahoma, along with the rights to drill up to four additional wells. Work has been performed on two of the wells to restore commercial production and a step-out well will be drilled in the first quarter of 2011. Capitalized costs for the period were $64,104.

In September 2010, the Company purchased an 8% interest in a Custer County, Oklahoma prospect for $5,951. An exploratory well was drilled in October 2010 and a completion attempt is currently in progress. Capitalized costs for the period were $2,043.

In October 2010, the Company agreed to purchase a 10.5% interest in acreage on two Custer County, Oklahoma prospects for $86,581. An exploratory well will be drilled starting in December 2010 on one of the prospects, and an exploratory horizontal well is planned for the second quarter of 2011 on the other prospect.

In October 2010, the Company agreed to purchase 18% interests in four prospects in Ness, Hodgeman and Rice Counties, Kansas for $32,198. Drilling will commence in 2011.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A declined $134,561 (9%) to $1,288,594 in 2010 from $1,423,155 in 2009. The change was primarily the result of a $96,687 (8%) decrease to $1,119,261 for the depreciation of lease and well equipment, leasehold depletion and amortization of intangible drilling costs on successful wells and a decrease of $26,829 for the amortization of asset retirement obligations. The depreciation, depletion and amortization decrease is primarily due to lower depreciation rates for 2010 versus 2009. The Company uses the units of production (UOP) method for calculating these expenses. The estimated recoverable reserves used to calculate the UOP depreciation rates increase as oil and natural gas product prices increase. The oil prices used to calculate the estimated reserves at 2008 year-end were much lower than those used at 2009 year-end. The effect was lower reserve estimates and higher depreciation rates for 2009 versus 2010.

Other Income, Net. This line item decreased $166,003 (63%) to $98,932 in 2010 from $264,935 in 2009. See Note 2 to the accompanying financial statements for an analysis of the components of this item. Explanations for variances of the more significant components follow.

Trading securities gains in 2010 were $12,067 as compared to gains of $121,525 in 2009, a decrease of $109,458. In 2010, the Company had unrealized gains of $660 from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $11,407. In 2009, the Company had unrealized gains of $98,684 and net realized trading gains of $22,841.

Interest income decreased $34,106 to $28,532 in 2010 from $62,638 in 2009. The decrease was the result of a decrease in the effective yield of US treasury bills, which comprise the Company’s available-for-sale securities investments, partially offset by an increase in the average balance of these investments in 2010 versus 2009.

Equity earnings in investees decreased $4,209 to $59,905 in 2010 from $64,114 in 2009. The following is the Company’s share of earnings for 2010 and 2009, per review of the entities’ unaudited financial statements for the nine months ended September 30, 2010 and 2009:

	Earnings
	2010	2009

Broadway Sixty-Eight, Ltd.	$25,947	$36,682
JAR Investments, LLC	9,145	15,858
Bailey Hilltop Pipeline, LLC	24,813	13,574
	$59,905	$66,114

See Note 3 to the accompanying financial statements and “Off-Balance Sheet Arrangements” below for additional information, including guarantees pertaining to Broadway Sixty-Eight, Ltd. and JAR Investments, LLC.

Provision for Income Taxes. The provision for income taxes increased $1,158,580 (219%) to $1,686,860 in 2010 from $528,280 in 2009. This increase was due primarily to the increase in pretax income to $6,186,304 in 2010 from $2,415,934 in 2009. Of the 2010 income tax provision, the estimated current tax expense was $1,064,915 and the estimated deferred tax expense was $621,945. Of the 2009 income tax provision, the estimated current and deferred (benefits) expenses were $679,487 and ($151,207), respectively. See Note 4 to the accompanying financial statements for a discussion of the provision for income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2010, Compared with Three Months Ended September 30, 2009

Net income increased $773,662 to $1,346,039 in 2010 from $612,377 in 2009. The significant changes in the statements of income are discussed below.

Operating Revenues. Revenues from oil, gas and plant product sales increased $652,374 (29%) to $2,885,068 in 2010 from $2,232,694 in 2009. The increase was the result of an increase in gas sales of $266,334 (26%) to $1,295,814, an increase in oil sales of $375,988 (33%) to $1,523,720 and an increase in sales of miscellaneous products of $10,052 to $65,534.

The increase in gas sales was the net result of an increase in the average price of $0.98 per MCF to $4.24, for a positive price variance of $301,209, and a decrease in the volume of gas sold of 10,698 MCF to 305,480 MCF, for a negative volume variance of $34,875. A significant portion, of the gas sales volume and revenue, can be attributed to the Robertson County, Texas royalty interest properties and new Arkansas working and royalty interest wells discussed under “Operating Revenues” in the “Results of Operations” section above. These properties accounted for approximately 60% of the gas sales volumes for the third quarter of 2010 versus 57% for the third quarter of 2009.

The increase in oil sales was the result of an increase in the average price received of $10.58 per Bbl to $67.59, for a positive price variance of $238,537, and an increase in the volume of oil produced by 2,411 Bbls to 22,544 Bbls, for a positive volume variance of $137,451. See the “Results of Operations” section above for the nine months for additional discussion of the oil price increase.

Other operating revenues increased $213,385 to $288,297, primarily due to an increase in lease bonuses of $223,597 to $237,597 for 2010. This increase was partially offset by a decline in coal royalties of $10,212 to $50,700 for 2010.

Operating Costs and Expenses. Operating costs and expenses decreased $186,834 (11%) to $1,444,850 in 2010 from $1,631,684 in 2009. The decrease was the net result of an increase in production costs of $37,378; an increase in exploration costs charged to expense of $151,692; a decrease in depreciation, depletion, amortization and valuation provisions (DD&A) of $383,355; and an increase in general administrative and other expense (G&A) of $7,451. The significant changes in these line items are discussed below.

Production Costs. Production costs increased $37,378 to $426,645 in 2010 from $389,267 in 2009. Most of the increase is due to higher lease operating expenses of about $40,000 for 2010 versus 2009. The reason for this increase is primarily the new Arkansas wells in 2010. For more information about these changes, see the production costs discussion in the “Results of Operations” section above for the nine months.

Exploration Costs. Exploration costs charged to operations increased $151,691 to $347,027 in 2010 from $195,336 in 2009 as a net result of higher dry hole costs and lower geological and geophysical expenses. See the exploration costs discussion in the “Results of Operations” section above for the nine months.

Depreciation, Depletion & Amortization (DD&A). DD&A declined $383,354 to $338,622 from $721,976 in 2009. See DD&A discussion in the “Results of Operations” section above for the nine months for an explanation of the decrease.

Other Income, Net. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. In 2010, this line item decreased $33,340 to income of $75,459 from $108,799 in 2009. Most of the decrease was the result of a $26,470 decrease in the realized and unrealized gain on trading securities to a gain of $43,123 in 2010 from a gain of $69,593 in 2009, and a decrease in equity investment income of $13,579 to $17,046 from $30,625. For explanations of these variances, see discussion of “Other Income, Net” in the “Results of Operations” section above for the nine months.

Provision for Income Taxes. The provision for income taxes increased $285,591 to $457,935 in 2010 from $172,344 in 2009. See discussions above in the “Results of Operations” section and Note 4 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in the “Results of Operations” section above for the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consists of JAR Investments, LLC, an Oklahoma limited liability company, and Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership. The Company does not have actual or effective control of either of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investments.

For more information about these entities, see Note 3 to the accompanying financial statements and this management’s discussion and analysis above under “Other Income, Net” in the “Results of Operations” section for the nine months ended September 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Internal Control over Financial Reporting

As defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, the term "internal control over financial reporting" means a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year third quarter ended September 30, 2010; the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
July 1 to July 31, 2010	72	$160.00	---	---
August 1 to August 31, 2010	72	$160.00	---	---
September 1 to September 30, 2010	45	$160.00	---	---
Total	189	$160.00	---	---

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 15, 2010	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: November 15, 2010	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer