Form 10-Q
period 2011-03-31
RESERVE PETROLEUM CO
filed 2011-05-16
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of May 10, 2011, 161,184.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Derived from
		audited financial
		Statements)

Current Assets:
Cash and Cash Equivalents	$4,567,347	$2,940,967
Available-for-Sale Securities	12,889,904	13,138,811
Trading Securities	440,502	414,124
Refundable Income Taxes	104,576	281,832
Receivables	1,417,481	1,800,659
	19,419,810	18,576,393
Investments:
Equity Investment	500,840	485,968
Other	148,839	151,839
	649,679	637,807
Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,355,291	1,222,333
Proved Properties	26,996,262	26,323,648
	28,351,553	27,545,981
Less – Accumulated Depreciation, Depletion, Amortization and
Valuation Allowance	19,149,614	18,709,551
	9,201,939	8,836,430
Other Property and Equipment, at Cost	404,435	404,194

Less – Accumulated Depreciation and Amortization	233,294	225,708
	171,141	178,486
Total Property, Plant and Equipment	9,373,080	9,014,916
Other Assets	358,364	355,959
Total Assets	$29,800,933	$28,585,075

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Derived from
		audited financial
		Statements)

Current Liabilities:
Accounts Payable	$260,950	$177,628
Other Current Liabilities – Deferred Income Taxes and Other	263,371	256,354
	524,321	433,982
Long-Term Liabilities:
Asset Retirement Obligation	884,551	848,631
Dividends Payable	1,413,830	1,453,070
Deferred Tax Liability	1,738,750	1,587,434
	4,037,131	3,889,135
Total Liabilities	4,561,452	4,323,117

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	25,888,115	24,895,712
	26,045,483	25,053,080

Less – Treasury Stock, at Cost	806,002	791,122
Total Stockholders’ Equity	25,239,481	24,261,958
Total Liabilities and Stockholders’ Equity	$29,800,933	$28,585,075

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating Revenues:
Oil and Gas Sales	$2,554,527	$2,872,712
Lease Bonuses and Other	64,696	101,690
	2,619,223	2,974,402
Operating Costs and Expenses:
Production	456,137	479,820
Exploration	34,622	205,787
Depreciation, Depletion, Amortization and Valuation Provisions	452,438	367,959
General, Administrative and Other	396,275	390,351
	1,339,472	1,443,917
Income from Operations	1,279,751	1,530,485

Other Income, Net	38,450	35,421
Income Before Provision for Income Taxes	1,318,201	1,565,906
Provision for Income Taxes:
Current	213,464	83,195
Deferred	112,333	310,184
Total Provision for Income Taxes	325,797	393,379
Net Income	$992,404	$1,172,527
Per Share Data:
Net Income, Basic and Diluted	$6.16	$7.25
Weighted Average Shares Outstanding, Basic and Diluted	161,216	161,672

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net Cash Provided by Operating Activities	$2,080,723	$1,740,433
Cash Flows Applied to Investing Activities::
Purchases of Available-for-Sale Securities	(1,849,690)	(2,097,598)
Maturity of Available-for-Sale Securities	2,098,597	2,096,318
Proceeds from Disposal of Property	1,323	11,636
Purchase of Property, Plant and Equipment	(653,453)	(515,019)
Cash Distribution from Investment	3,000	---
Net Cash Applied to Investing Activities	(400,223)	(504,663)
Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(39,240)	(42,667)
Purchase of Treasury Stock	(14,880)	(4,480)
Total Cash Applied to Financing Activities	(54,120)	(47,147)
Net Change in Cash and Cash Equivalents	1,626,380	1,188,623

Cash and Cash Equivalents, Beginning of Period	2,940,967	1,051,141
Cash and Cash Equivalents, End of Period	$4,567,347	$2,239,764
Supplemental Disclosures of Cash Flow Information,
Cash Paid During the Periods for:
Interest	$3,849	$3,855
Income Taxes	$36,208	$305,000

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2010, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Net Realized and Unrealized Gain on Trading Securities	$26,328	$6,749
Gain on Asset Sales	1,323	11,170
Interest Income	6,288	8,131
Equity Earnings in Investees	14,872	12,880
Other Income	48	7,409
Interest and Other Expenses	(10,409)	(10,918)
Other Income, Net	$38,450	$35,421

Note 3 –	INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

Equity Invstment consists of a 33% ownership interest in Broadway Sixty-Eight, Ltd. (the “Partnership”), an Oklahoma limited partnership, which owns and operates an office building in Oklahoma City, Oklahoma. Although the Company invested as a limited partner, it agreed, jointly and severally, with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments. To date, no monies have been paid with respect to this agreement.

Note 4 – PROVISION FOR INCOME TAXES

In 2011 and 2010, the effective tax rate was less than the statutory rate, primarily as the result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

Note 5 – ASSET RETIREMENT OBLIGATION

The Company records the fair value of its estimated liability to retire its oil and natural gas producing properties in the period in which it is incurred (typically the date of first sale).  The estimated liability is calculated by obtaining current estimated plugging costs from the well operators and inflating it over the life of the property.  Current year inflation rate used is 4.06%.  When the liability is first recorded, a corresponding increase in the carrying amount of the related long-lived asset is also recorded.  Subsequently, the asset is amortized to expense over the life of the property and the liability is increased annually for the change in its present value which is currently 3.25%.

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Bakance at December 31, 2010	$848,631
Liabilities incurred for new wells	29,417
Accretion expense	6,503
Balance at March 31, 2011	$884,551

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates.  At March 31, 2011 and December 31, 2010, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2011
	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$	---		$12,889,904	$	---
Trading Securities		$440,502	$	---	$	---

	December 31, 2010
	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$	---		$13,138,811	$	---
Trading Securities		$414,124	$	---	$	---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents a non-recurring fair value liability. The fair value of this non-financial liability incurred in the quarter ended March 31, was $29,417 in 2011 and $24,165 in 2010 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2011 and December 31, 2010, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued or that became effective since December 31, 2010 that were directly applicable to the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission (hereinafter, the “2010 Form 10-K”), as well as the financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the 2010 Form 10-K.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2011, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $2,080,723 and cash provided by the maturities of available-for-sale securities of $2,098,597. Additional cash was provided by property dispositions of $1,323 and a cash distribution of $3,000 from an investment for total cash provided of $4,183,643. The Company utilized cash for the purchase of available-for-sale securities of $1,849,690; property additions of $653,453; and financing activities of $54,120 for total cash applied of $2,557,263. Cash and cash equivalents increased $1,626,380 (55%) to $4,567,347.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2010. A discussion of these items follows.

Refundable income taxes decreased $177,256 (63%) to $104,576 from $281,832 due to the first quarter 2011 current income tax provision of $213,464 offset by $36,208 of estimated state income tax payments.

Receivables decreased $383,178 (21%) to $1,417,481 in 2011 from $1,800,659 in 2010. The decrease was due primarily to receivables for sales accruals at March 31, 2011 that have declined about $380,000 from the quarter ended December 31, 2010. Additional information about the decrease in sales for 2011 is included in the “Results of Operations” section that follows.

Accounts payable increased $83,322 (47%) to $260,950 from $177,628 due primarily to increased drilling activity in the quarter ended March 31, 2011 compared to the quarter ended December 31, 2010.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,080,723 in 2011, an increase of $340,290 (20%) from the comparable period in 2010. The increase was primarily the result of an increase in cash flows from oil and gas sales and declines in operating expenses and income taxes paid. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Purchases of available-for-sale securities were $1,849,690 in 2011, a decrease of $247,908 (12%) from the comparable period in 2010. Included in the maturities of these securities during the quarter ended March 31, 2011 of $2,098,597 was a $250,000 certificate of deposit that was not renewed.

Cash applied to the purchase of property additions in 2011 was $653,453, an increase of $138,434 (27%) from cash applied in 2010 of $515,019. For both 2011 and 2010, cash applied to property additions was mostly related to oil and gas exploration and development activity. The increase in property additions for 2011 is mostly due to the increased exploration and development drilling activity in the first quarter of 2011 versus 2010. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2010 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2011, Compared with Three Months Ended March 31, 2010

Net income decreased $180,123 (15%) to $992,404 in 2011 from $1,172,527 in 2010. Net income per share, basic and diluted, decreased $1.09 to $6.16 in 2011 from $7.25 in 2010.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales decreased $318,185 (11%) to $2,554,527 in 2011 from $2,872,712 in 2010. Of the $318,185 change, crude oil sales increased $188,498; natural gas sales decreased $467,842; and miscellaneous oil and gas product sales decreased $38,841.

The $188,499 (15%) increase in oil sales to $1,457,404 in 2011 from $1,268,905 in 2010 was the result of an increase in the average price per barrel (Bbl), offset by a decline in the volume sold. The volume of oil sold declined 855 Bbls to 17,095 Bbls in 2011, resulting in a negative volume variance of $60,440. The average price per Bbl increased $14.56 to $85.25 per Bbl in 2011, resulting in a positive price variance of $243,938. The decrease in oil volumes sold was due to a combination of normal production declines from older producing wells offset by increased production on new 2011 wells of about 4,000 Bbls.

The $467,842 (31%) decrease in gas sales to $1,055,843 in 2011 from $1,523,685 in 2010 was the result of a decrease in the average price per thousand cubic feet (MCF) and a decrease in the volume sold. The volume of gas sold decreased 17,177 MCF to 260,586 MCF from 277,763 MCF in 2010, for a negative volume variance of $94,214. This decline was entirely due to a decline in sales from the Robertson County, Texas royalty interest properties discussed below. The average price per MCF decreased $1.43 to $4.05 MCF in 2011 from $5.48 per MCF in 2010, resulting in a negative price variance of $373,628.

Sales from the Robertson County, Texas royalty interest properties provided approximately 45% of the Company’s first quarter 2011 gas sales volumes and about 52% of the first quarter 2010 gas sales volumes. See discussion on page 13 of the 2010 Form 10-K under the subheading “Operating Revenues” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $41,281 in 2011 as compared to $80,122 in 2010.

The Company received lease bonuses of $11,427 in the first quarter of 2011 for leases on its owned minerals. Lease bonuses for the first quarter of 2010 were $45,545. Most of the decrease was due to fewer leases and lease extensions in Texas in 2011 compared to 2010.

Coal royalties were $53,269 for the first quarter of 2011, compared to $56,145 for 2010, for coal mined during these periods on North Dakota leases. See subheading “Operating Revenues” on page 12 of the 2010 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses decreased $104,445 (7%) to $1,339,472 in 2011 from $1,443,917 in 2010. Material line item changes will be discussed and analyzed in the following paragraphs.

Production Costs. Production costs decreased $23,683 (5%) in 2011 to $456,137 from $479,820 in 2010. Of this decrease, production taxes decreased $23,001 (18%) to $107,075 in 2011 from $130,076 in 2010. This decline was due entirely to the decreased oil and gas sales revenues described above in the “Operating Revenues” section.

Exploration Costs. Total exploration expense decreased $171,165 (83%) to $34,622 in 2011 from $205,787 in 2010. The decline was due to no geological and geophysical expense in 2011 versus $200,580 in 2010, offset by an increase in dry hole costs of $29,415 (565%) in 2011 to $34,622 from $5,207 in 2010. The 2010 geological and geophysical expense relates mostly to seismic costs for a Hodgeman County, Kansas prospect.

The following is a summary as of May 6, 2011, updating both exploration and development activity from December 31, 2010, for the period ended March 31, 2011.

The Company participated with its 18% working interest in the completion of three development wells on a Barber County, Kansas prospect (these wells were drilled in 2010). Two of the wells were completed as commercial oil and gas producers and the third is currently being tested.

The Company participated with a 12% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. Completion attempts are in progress on both wells. Prepaid drilling costs for the period were $105,600.

The Company participated in the completion of two step-out wells (10.5% and 9.6% working interests) on a Woods County, Oklahoma prospect (these wells were drilled in 2010). Both wells were completed as commercial oil and gas producers. Total capitalized costs for the period were $62,904.

The Company participated with its 16% working interest in the drilling of a step-out well on a Hodgeman County, Kansas prospect. The well is currently awaiting a completion attempt. An exploratory well will also be drilled in 2011. Prepaid drilling costs for the period were $36,800.

The Company will participate in the drilling of two additional horizontal wells in a Harding County, South Dakota waterflood unit in which it has an 8.3% working interest. Both wells will be drilled in 2011. Total capitalized costs for the unit for the period were $8,765.

In May 2011, the Company purchased a 16% interest in 866.67 net acres of leasehold on a Beaver County, Oklahoma prospect for $52,291. The Company is participating with a 13% working interest in an exploratory well that is currently drilling.

The Company is participating with fee mineral interests in the drilling of two horizontal development wells in Faulkner County, Arkansas. One well, in which the Company has a 3.4% interest, has been drilled and a completion attempt is in progress. The other well (2.2% interest) is currently drilling. Capitalized costs for the period were $138,810, including $73,188 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. A completion attempt is currently in progress. Prepaid drilling costs for the period were $40,000.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Custer County, Oklahoma prospect. The well has been completed and is currently being tested. Capitalized costs for the period were $185,112.

The Company agreed to purchase a 10.5% interest in 1,553 net acres of leasehold on a Custer County, Oklahoma prospect for $59,321. An exploratory well is planned for 2011.

The Company participated with its 18% working interest in the drilling of two exploratory wells on two Rice County, Kansas prospects. Both wells were completed as dry holes. Dry hole costs for the period were $53,875.

In February 2011, the Company purchased 18% interests in two prospects in Ness and Hodgeman Counties, Kansas for $17,798. The Company participated in the drilling of an exploratory well on each prospect. Completion attempts are in progress on both wells. Prepaid drilling costs for the period were $108,450.

In March 2011, the Company purchased a 10.5% interest in 3,197 net acres of leasehold on a Garfield County, Oklahoma prospect for $117,474. An exploratory horizontal well will be drilled in 2011.

In May 2011, the Company purchased a 7% interest in 640 net acres of leasehold on a Custer County, Oklahoma prospect for $22,400. An exploratory horizontal well will be drilled in 2011.

In May 2011, the Company purchased a 7% interest in 2,529 net acres of leasehold on a Grayson County, Texas prospect for $132,782. An exploratory horizontal well will be drilled in 2011.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $84,479 (23%) in 2011 to $452,438 from $367,959 in 2010. The change was mostly the result of an increase of $57,035 in the depreciation of tangible and intangible lease and well costs on successful wells. This increase was due to depreciation of asset costs for successful wells that first produced after March 31, 2010. The remaining $27,444 increase for 2011 was primarily due to specific undeveloped leasehold impairments, with no similar impairments in 2010.

Other Income, Net. This line item increased $3,029 (9%) to $38,450 in 2011 from $35,421 in 2010. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities gains in 2011 were $26,328 as compared to gains of $6,749 in 2010, an increase of $19,579. In 2011, the Company had realized gains of $6,395 and unrealized gains of $19,933 from adjusting the securities to estimated fair market value. In 2010, the Company had realized gains of $2,456 and unrealized gains of $4,293.

Interest income decreased $1,843 to $6,288 in 2011 from $8,131 in 2010. The decrease was mostly the result of a decrease in the average rate of return on available-for-sale securities in 2011 versus 2010.

Equity earnings in investees increased $1,992 to $14,872 in 2011 from $12,880 in 2010. The following is the Company’s share of earnings for the three months ended March 31, 2011 and 2010:

	Earnings
	2011	2010
Broadway Sixty-Eight, Ltd.	$14,872	$10,260
JAR Investments, LLC	---	2,620
	$14,872	$12,880

See Note 7 in the 2010 Form 10-K for information about the 2010 disposition of JAR Investments, LLC. See Note 3 to the accompanying financial statements and “Off-Balance Sheet Arrangement” below for additional information, including a guarantee pertaining to Broadway Sixty-Eight, Ltd.

Provision for Income Taxes. The provision for income taxes decreased $67,582 to $325,797 in 2011 from $393,379 in 2010. The decrease was due to the decrease in income before income taxes of $247,705 to $1,318,201 in 2011 from $1,565,906 in 2010. Of the 2011 income tax provision, the estimated current tax expense was $213,464 and the estimated deferred tax expense was $112,333. Of the 2010 income tax provision, the current and deferred expenses were $83,195 and $310,184, respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

Off-Balance Sheet Arrangement

The Company’s off-balance sheet arrangement relates to Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership. The Company does not have actual or effective control of this entity. Management of this entity could at any time make decisions in its own best interest, which could materially affect the Company’s net income or the value of the Company’s investment.

For more information about this entity, see Note 3 to the accompanying financial statements and the subheading “Other Income, Net,” above.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the current year, first quarter ended March 31, 2011, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
January 1 to January 31, 2011	46	$160.00	---	---
February 1 to February 28, 2011	39	$160.00	---	---
March 1 to March 31, 2011	8	$160.00	---	---
Total	93	$160.00	---	---

1The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are exhibits to this Form 10-Q. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

	By:	/s/ Cameron R. McLain
Date: May 16, 2011	Name:	Cameron R. McLain
	Title:	Principal Executive Officer

	By:	/s/ James L. Tyler
Date: May 16, 2011	Name:	James L. Tyler
	Title:	Principal Financial and Accounting Officer