Form 10-Q
period 2011-06-30
RESERVE PETROLEUM CO
filed 2011-08-15
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 8, 2011, 161,060.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Derived from
		audited financial
		Statements)

Current Assets:
Cash and Cash Equivalents	$3,570,725	$2,940,967
Available-for-Sale Securities	12,893,876	13,138,811
Trading Securities	416,584	414,124
Refundable Income Taxes	—	281,832
Receivables	1,587,455	1,800,659
	18,468,640	18,576,393
Investments:
Equity Investment	510,439	485,968
Other	151,839	151,839
	662,278	637,807
Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,485,597	1,222,333
Proved Properties	28,651,594	26,323,648
	30,137,191	27,545,981
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	19,341,677	18,709,551
	10,795,514	8,836,430
Other Property and Equipment, at Cost	448,450	404,194

Less – Accumulated Depreciation and Amortization	241,549	225,708
	206,901	178,486
Total Property, Plant and Equipment	11,002,415	9,014,916
Other Assets	357,956	355,959
Total Assets	$30,491,289	$28,585,075

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Derived from
		audited financial
		Statements)

Current Liabilities:
Accounts Payable	$286,866	$177,628
Income Taxes Payable	278,264	—
Other Current Liabilities – Deferred Income Taxes and Other	334,568	256,354
	899,698	433,982
Long-Term Liabilities:
Asset Retirement Obligation	894,088	848,631
Dividends Payable	1,491,775	1,453,070
Deferred Tax Liability	1,949,699	1,587,434
	4,335,562	3,889,135
Total Liabilities	5,235,260	4,323,117

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	25,914,423	24,895,712
	26,071,791	25,053,080

Less – Treasury Stock, at Cost	815,762	791,122
Total Stockholders’ Equity	25,256,029	24,261,958
Total Liabilities and Stockholders’ Equity	$30,491,289	$28,585,075

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Revenues:
Oil and Gas Sales	$3,292,789	$3,306,547	$5,847,316	$6,179,258
Lease Bonuses and Other	194,341	1,049,294	259,038	1,150,984
	3,487,130	4,355,841	6,106,354	7,330,242
Operating Costs and Expenses:
Production	514,063	540,310	970,200	1,020,129
Exploration	4,093	67,083	38,716	272,871
Depreciation, Depletion, Amortization and Valuation Provisions	592,464	582,013	1,044,901	949,973
General, Administrative and Other	374,563	338,062	770,839	728,412
	1,485,183	1,527,468	2,824,656	2,971,385

Income from Operations	2,001,947	2,828,373	3,281,698	4,358,857
Other Income (Loss), Net	261,629	(11,948)	300,079	23,473
Income before Provision for Income Taxes	2,263,576	2,816,425	3,581,777	4,382,330
Provision for Income Taxes:
Current	389,846	718,235	603,310	801,430
Deferred	236,146	117,311	348,479	427,495
Total Provision for Income Taxes	625,992	835,546	951,789	1,228,925
Net Income	$1,637,584	$1,980,879	$2,629,988	$3,153,405
Per Share Data
Net Income, Basic and Diluted	$10.16	$12.26	$16.32	$19.51

Cash Dividends	$10.00	$10.00	$10.00	$10.00
Weighted Average Shares Outstanding, Basic and Diluted	161,154	161,610	161,185	161,641

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Net Cash Provided by Operating Activities	$4,495,830	$4,980,261
Cash Flows Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(12,893,876)	(14,055,338)
Maturity of Available-for-Sale Securities	13,138,811	14,050,785
Proceeds from Disposal of Property	303,648	15,815
Purchase of Property, Plant and Equipment	(2,820,443)	(1,755,686)
Cash Distribution from Investment	3,000	2,350
Net Cash Applied to Investing Activities	(2,268,860)	(1,742,074)
Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(1,572,572)	(1,547,117)
Purchase of Treasury Stock	(24,640)	(32,000)
Total Cash Applied to Financing Activities	(1,597,212)	(1,579,117)
Net Change in Cash and Cash Equivalents	629,758	1,659,070

Cash and Cash Equivalents, Beginning of Period	2,940,967	1,051,141
Cash and Cash Equivalents, End of Period	$3,570,725	$2,710,211

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

June 30, 2011
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

Note 2 – OTHER INCOME (LOSS), NET

The following is an analysis of the components of Other Income (Loss), Net for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Realized and Unrealized Gain (Loss) on Trading Securities	($24,305)	($37,806)	$2,023	($31,056)
Gain on Asset Sales	267,909	4,063	269,232	15,233
Interest Income	6,047	5,191	12,335	13,322
Equity Earnings in Investees	9,599	13,144	24,471	26,024
Other Income	8,996	10,468	9,044	17,876
Interest and Other Expenses	(6,617)	(7,008)	(17,026)	(17,926)
Other Income (Loss), Net	$261,629	($11,948)	$300,079	$23,473

Note 3 –	INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

Equity Investment consists of a 33% ownership interest in Broadway Sixty-Eight, Ltd. (the “Partnership”), an Oklahoma limited partnership, which owns and operates an office building in Oklahoma City, Oklahoma. Although the Company invested as a limited partner, it agreed, jointly and severally, with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments. To date, no monies have been paid with respect to this agreement.

Note 4 – PROVISION FOR INCOME TAXES

In 2011 and 2010, the effective tax rate was less than the statutory rate, primarily as the result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

Note 5 – ASSET RETIREMENT OBLIGATION

The Company records the fair value of its estimated liability to retire its oil and natural gas producing properties in the period in which it is incurred (typically the date of first sale). The estimated liability is calculated by obtaining current estimated plugging costs from the well operators and inflating it over the life of the property. Current year inflation rate used is 4.08%. When the liability is first recorded, a corresponding increase in the carrying amount of the related long-lived asset is also recorded. Subsequently, the asset is amortized to expense over the life of the property and the liability is increased annually for the change in its present value which is currently 3.25%.

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2010	$848,631
Liabilities incurred for new wells	32,452
Accretion expense	13,005
Balance at June 30, 2011	$894,088

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At June 30, 2011 and December 31, 2010, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$—	$12,893,876	$—
Trading Securities	$416,584	$—	$—

	December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$—	$13,138,811	$—
Trading Securities	$414,124	$—	$—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents a non-recurring fair value liability. The fair value of this non-financial liability incurred in the six months ended June 30, was $32,452 in 2011 and $47,365 in 2010 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2011 and December 31, 2010, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2011, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $4,495,830 and cash provided by the maturities of available-for-sale securities of $13,138,811. Additional cash of $306,648 was provided by property dispositions and an investment distribution for total cash provided of $17,941,289. The Company utilized cash for the purchase of available-for-sale securities of $12,893,876; property additions of $2,820,443 and financing activities of $1,597,212 for total cash applied of $17,311,531. Cash and cash equivalents increased $629,758 (21%) to $3,570,725.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2010. A discussion of these items follows.

Current income taxes changed $560,096 from a receivable of $281,832 to a payable of $278,264. This change was due to the actual first half 2011 current provision for income taxes exceeding the first half estimated tax payments and the December 31, 2010 refundable income taxes.

Receivables decreased $213,204 (12%) to $1,587,455 from $1,800,659. This decrease was due primarily to a $191,185 decrease in the sales receivable plus a $16,750 decline in the note receivable from Broadway Sixty-Eight, Ltd. described in Note 7 to the 2010 Form 10-K. Sales variances are discussed in the “Results of Operations” section below.

Accounts payable increased $109,238 (61%) to $286,866 from $177,628. This increase was due primarily to increased drilling activity at June 30, 2011 compared to December 31, 2010.

Deferred income taxes and other liabilities increased $78,214 (31%) to $334,568 from $256,354. The increase is primarily due to an increase of $92,000 in ad valorem tax accruals. Ad valorem taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $4,495,830 in 2011, a decrease of $484,431 (10%) from the comparable period in 2010. The decrease was primarily due to decreased oil and gas sales revenue and lease bonuses. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Net cash provided by the purchase and sale of available-for-sale securities in 2011 was $244,935 compared to net cash applied in 2010 of $4,553. The increase was the result of a not renewing a $250,000 certificate of deposit (CD) that matured in the first quarter of 2011. The CD was not renewed because of the lower interest rates offered for renewal.

Cash applied to the purchase of property additions in 2011 was $2,820,443, an increase of $1,064,757 (61%) from cash applied in 2010 of $1,755,686. In both 2011 and 2010, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Property disposal proceeds in 2011 were $303,648, an increase of $287,833 from the comparable period in 2010. The increase was primarily due to sales of non-producing leaseholds in Oklahoma and Kansas with no similar sales in 2010.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2010 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Six Months Ended June 30, 2011, Compared with Six Months Ended June 30, 2010

Net income decreased $523,417 (17%) to $2,629,988 in 2011 from $3,153,405 in 2010. Net income per share, basic and diluted, decreased $3.19 to $16.32 in 2011 from $19.51 in 2010.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales decreased $331,942 (5%) to $5,847,316 in 2011 from $6,179,258 in 2010. The $331,942 decrease is a combination of a decrease in natural gas sales of $1,126,856; a decrease in miscellaneous oil and gas product sales of $28,820; offset by an increase in crude oil sales of $823,734.

The $823,734 (32%) increase in oil sales to $3,416,559 in 2011 from $2,592,825 in 2010 was the result of an increase in both the average price per barrel (Bbl) and the volume sold. The volume of oil sold increased 179 Bbls to 37,103 Bbls in 2011, resulting in a positive volume variance of $12,569. The average price per Bbl increased $21.86 to $92.08 per Bbl in 2011, resulting in a positive price variance of $811,165.

The $1,126,856 (33%) decrease in gas sales to $2,320,890 in 2011 from $3,447,746 in 2010 was the result of a decrease in both the average price per thousand cubic feet (MCF) and the volume sold. The volume of gas sold decreased 168,428 MCF to 554,243 MCF from 722,672 MCF in 2010, for a negative volume variance of $803,402. This decrease was the net result of an increase of about 45,000 MCF for production from wells that began producing in the first six months of 2011, offset by a decline of 213,428 MCF in sales from older wells. The average price per MCF decreased $0.58 to $4.19 per MCF from $4.77 per MCF in 2010, resulting in a negative price variance of $323,454.

Sales from the Robertson County, Texas royalty interest properties provided approximately 46% of the Company’s first half 2011 gas sales volumes and about 42% of the first half 2010 gas sales volumes. See discussion on page 13 of the 2010 Form 10-K under the subheading “Operating Revenues” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $109,867 in 2011 as compared to $138,687 in 2010.

The Company received lease bonuses of $157,805 in the first half of 2011 on its owned minerals. Lease bonuses for the first half of 2010 were $1,026,083. The decrease was due to a 2010 lease bonus of $980,275 for various Ellis County, Oklahoma minerals with no similar amounts in 2011.

Coal royalties were $101,232 for the first half of 2011, compared to $124,901 for 2010, for coal mined during these periods on North Dakota leases. See subheading “Operating Revenues” on page 12 of the 2010 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses decreased $146,729 (5%) to $2,824,656 in 2011 from $2,971,385 in 2010. Material line item changes will be discussed and analyzed in the following paragraphs.

Production Costs. Production costs decreased $49,929 (5%) in 2011 to $970,200 from $1,020,129 in 2010. Of this decrease, lease operating expense and transportation and compression expense decreased $26,392 (3%) in 2011 to $734,017 from $760,409 in 2010. The remaining decrease relates to production taxes, which decreased $23,537 (9%) to $236,184 in 2011 from $259,721 in 2010. This decline was due entirely to the decreased oil and gas sales revenues described above in the “Operating Revenues” section.

Exploration Costs. Total exploration expense decreased $234,155 (86%) to $38,716 in 2011 from $272,871 in 2010. The decline was due to decreased dry hole costs and geological and geophysical expense in 2011 versus 2010. Dry hole costs decreased $46,534 (58%) in 2011 to $33,237 from $79,771 in 2010. Geological and geophysical expense decreased $187,621 (97%) in 2011 to $5,479 from $193,100 in 2010. The 2010 expense relates mostly to seismic costs for a Hodgeman County, Kansas prospect with no similar costs in 2011.

The following is a summary as of July 29, 2011, updating both exploration and development activity from December 31, 2010, for the period ended June 30, 2011.

The Company participated with its 18% working interest in the completion of three development wells on a Barber County, Kansas prospect (these wells were drilled in 2010). Two of the wells were completed as commercial oil and gas producers and the third as a marginal oil and gas producer. The Company is participating in three additional development wells on the prospect. Two have been drilled and are awaiting completion attempts and the third is currently drilling. Capitalized costs for the period were $42,851, including $37,783 in prepaid drilling costs.

The Company participated with a 12% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. Both wells were completed as commercial oil and gas producers. The Company will participate in the drilling of four additional step-out wells (15%, 15%, 14% and 14% interests) starting in August 2011. Capitalized costs for the period were $148,800, including $18,310 in prepaid drilling costs.

The Company participated in the completion of two step-out wells (10.5% and 10.3% working interests) on a Woods County, Oklahoma prospect (these wells were drilled in 2010). Both wells were completed as commercial oil and gas producers. The Company will participate in the drilling of two additional step-out wells (7.4% and 5.5% interests) starting in August 2011. Total capitalized costs for the period were $83,206.

The Company participated with its 16% working interest in the drilling of two step-out wells and two exploratory wells on a Hodgeman County, Kansas prospect. One step-out well was completed as a commercial oil producer and a completion attempt is in progress on the other. One exploratory well was completed as a commercial oil producer and the other as a dry hole (drilled in July 2011). Capitalized costs for the period were $153,600, including $86,545 in prepaid drilling costs.

The Company participated in the drilling of two additional horizontal wells in a Harding County, South Dakota waterflood unit in which it has an 8.3% working interest. Both wells were completed as commercial oil producers. One will eventually be converted to a water injection well. Total capitalized costs for the unit for the period were $462,230.

In May 2011, the Company purchased a 16% interest in 866.67 net acres of leasehold on a Beaver County, Oklahoma prospect for $52,291. The Company participated with a 13% working interest in the drilling of an exploratory well. A completion attempt is currently in progress. Prepaid drilling costs for the period were $134,709.

The Company is participating with fee mineral interests in the drilling of two horizontal development wells in Faulkner County, Arkansas. One of the wells, in which the Company has a 3.4% interest, was completed as a commercial gas producer. The other well (2.2% interest) is currently in progress. Capitalized costs for the period were $186,009, including $48,667 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $108,980.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Custer County, Oklahoma prospect. The well was completed as a marginal gas and condensate producer. Capitalized costs for the period were $192,544.

The Company agreed to purchase a 10.5% interest in 1,553 net acres of leasehold on a Custer County, Oklahoma prospect for $59,321. An exploratory well is planned for 2011.

The Company participated with its 18% working interest in the drilling of two exploratory wells on two Rice County, Kansas prospects. Both wells were completed as dry holes. Dry hole costs for the period were $55,305.

In February 2011, the Company purchased 18% interests in two prospects in Ness and Hodgeman Counties, Kansas for $17,798. The Company participated in the drilling of an exploratory well on each prospect. Both wells were completed as marginal oil producers. Capitalized costs for the period were $154,890, including prepaid drilling costs of $34,891.

In March 2011, the Company purchased a 10.5% interest in 3,197 net acres of leasehold on a Garfield County, Oklahoma prospect for $117,474. The Company is participating in an exploratory horizontal well that is currently drilling. Prepaid drilling costs for the period were $300,892.

In May 2011, the Company purchased a 7% interest in 640 net acres of leasehold on a Custer County, Oklahoma prospect for $22,400. The Company is participating in an exploratory horizontal well that is currently drilling. Capitalized costs for the period were $289,882, including prepaid drilling costs of $282,598.

In May 2011, the Company purchased a 7% interest in 2,529 net acres of leasehold on a Grayson County, Texas prospect for $132,782. An exploratory horizontal well will be drilled starting in September 2011.

The Company participated with an 8% working interest in the drilling of a horizontal development well on a Woods County, Oklahoma prospect. It is currently awaiting a completion attempt. Prepaid drilling costs for the period were $177,520.

The Company is participating with a 17.5% working interest in an exploratory well on a McClain County, Oklahoma prospect. It is currently drilling. Prepaid drilling costs for the period were $112,949.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $94,928 (10%) in 2011 to $1,044,901 from $949,973 in 2010. The change was mostly the result of an increase of about $146,000 in depreciation expense on oil and gas properties offset by a decrease of about $58,000 in the provision for impairment of leaseholds.

General, Administrative and Other (G&A). G&A increased $42,427 (6%) to $770,839 in 2011 from $728,412 in 2010. The increase is comprised of franchise taxes of about $26,000; drilling information services of about $7,000; repairs and maintenance of about $5,000; and charitable contributions of about $5,000. The franchise tax increase is due to expensing Oklahoma and Kansas taxes in the second quarter of 2011 versus the third quarter of 2010.

Other Income (Loss), Net. This line item increased $276,606 to $300,079 in 2011 from $23,473 in 2010. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Gains on trading securities in 2011 were $2,023 compared to losses of $31,056 in 2010, an increase of $33,079. In 2011, the Company had realized gains of $6,245 and unrealized losses of $4,222 from adjusting the securities to estimated fair market value. In 2010, the Company had realized gains of $6,705 and unrealized losses of $37,761.

Gain on asset sales increased $253,999 to $269,232 in 2011 from a gain of $15,233 in 2010. The increase was due entirely to a $269,000 gain from the sale of the Company’s interest in certain non-producing leaseholds in Oklahoma and Kansas. No similar sales occurred in 2010.

Provision for Income Taxes. The provision for income taxes decreased $277,136 to $951,789 in 2011 from $1,228,925 in 2010. The decrease was due to the decline in income before income taxes of $800,553 to $3,581,777 in 2011 from $4,382,330 in 2010. Of the 2011 income tax provision, the estimated current tax expense was $603,310 and the estimated deferred tax expense was $348,479. Of the 2010 income tax provision, the current and deferred tax expenses were $801,430 and $427,495, respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2011, Compared with Three Months Ended June 30, 2010.

Net income decreased $343,295 to $1,637,584 in 2011 from $1,980,879 in 2010. The material changes in the results of operations, which caused the decrease in net income, will be discussed below.

Operating Revenues. Revenues from oil and gas sales decreased $13,758 to $3,292,789 in 2011 from $3,306,547 in 2010. The decrease was the net result of an increase in oil sales of $635,235 (48%) to $1,959,155; a decrease in gas sales of $659,014 (34%) to $1,265,047; and an increase in sales of miscellaneous products of $10,021 to $68,587.

The decrease in gas sales was the result of a decline in the average price of $.01 per MCF to $4.31 for a negative price variance of $5,605 and a decline in the volume of gas sold of 151,252 MCF for a negative volume variance of $653,409.

The increase in oil sales was the result of an increase in the average price received of $28.14 per Bbl to $97.92 for a positive price variance of $563,083 and an increase in the volume of oil sold of 1,034 Bbls to 20,008 Bbls for a positive volume variance of $72,152.

Other operating revenues decreased $854,953 to $194,341 in 2011 from $1,049,294 in 2010. This decrease was primarily due to the $980,275 lease bonus for various Ellis County, Oklahoma minerals in 2010 discussed in the “Results of Operations Six Months Ended June 30, 2011” above.

Production Costs. Production costs declined $26,247 to $514,063 in 2011 from $540,310 in 2010. Of this decrease, lease operating expense and transportation and compression expense accounted for $25,710. The reasons for the decreased costs are discussed above in “Item 2.” under “Production Costs.”

Exploration Expense. Exploration expense decreased $62,990 to $4,093 in 2011 from $67,083 in 2010. See the 2011 exploration and development activity discussion above in “Item 2.” under “Exploration Costs” for more information.

Other Income (Loss), Net. In 2011 this line item increased $273,577 to income of $261,629 from a loss of ($11,948) in 2010. See Note 2 to the accompanying financial statements for an analysis of the components of other income (loss), net.

Trading securities losses in 2011 were $24,305 compared to losses of $37,806 in 2010, primarily unrealized losses in both periods.

Gain on asset sales increased $263,846 to $267,909 in 2011 from a gain of $4,063 in 2010. The increase was due to the gain from the sale of the Company’s interest in certain non-producing leaseholds in Oklahoma and Kansas discussed in “Item 2.” above, for the six months ended June 30, 2011.

Provision for Income Taxes. Provision for income taxes declined $209,554 (25%) to $625,992 in 2011 from $835,546 in 2010. See discussion above in “Item 2.” and Note 4 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2011.

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

For more information about this entity, see Note 3 to the accompanying financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

As defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Internal Control over Financial Reporting

As defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, the term “internal control over financial reporting” means a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the second quarter ended June 30, 2011, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
April 1 to April 30, 2011	0	$0.00	—	—
May 1 to May 31, 2011	59	$160.00	—	—
June 1 to June 30, 2011	2	$160.00	—	—
Total	61	$160.00	—	—

1The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by stockholders receiving small odd lot share quantities as the result of probate transfers.

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

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 15, 2011	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 15, 2011	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer