Form 10-Q
period 2011-09-30
RESERVE PETROLEUM CO
filed 2011-11-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒
As of November 8, 2011, 161,022.64 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Derived from
		audited financial
		Statements)

Current Assets:
Cash and Cash Equivalents	$5,975,785	$2,940,967
Available-for-Sale Securities	11,044,186	13,138,811
Trading Securities	329,321	414,124
Refundable Income Taxes	45,154	281,832
Receivables	1,687,950	1,800,659
	19,082,396	18,576,393
Investments:
Equity Investment	520,815	485,968
Other	151,839	151,839
	672,654	637,807
Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,313,499	1,222,333
Proved Properties	30,410,509	26,323,648
	31,724,008	27,545,981
Less – Accumulated Depreciation, Depletion, Amortization and
Valuation Allowance	19,942,014	18,709,551
	11,781,994	8,836,430
Other Property and Equipment, at Cost	417,526	404,194

Less – Accumulated Depreciation and Amortization	219,329	225,708
	198,197	178,486
Total Property, Plant and Equipment	11,980,191	9,014,916
Other Assets	357,412	355,959
Total Assets	$32,092,653	$28,585,075

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2011	December 31, 2010
	(Unaudited)	(Derived from
		audited financial
		Statements)

Current Liabilities:
Accounts Payable	$165,660	$177,628
Other Current Liabilities - Deferred Income Taxes and Other	344,353	256,354
	510,013	433,982

Long-Term Liabilities:
Asset Retirement Obligation	950,658	848,631
Dividends Payable	1,452,948	1,453,070
Deferred Tax Liability	2,265,535	1,587,434
	4,669,141	3,889,135
Total Liabilities	5,179,154	4,323,117

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	27,587,253	24,895,712
	27,744,621	25,053,080

Less – Treasury Stock, at Cost	831,122	791,122
Total Stockholders’ Equity	26,913,499	24,261,958
Total Liabilities and Stockholders’ Equity	$32,092,653	$28,585,075

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Oil and Gas Sales	$3,162,945	$2,885,068	$9,010,262	$9,064,326
Lease Bonuses and Other	85,327	288,297	344,364	1,439,281
	3,248,272	3,173,365	9,354,626	10,503,607
Operating Costs and Expenses:
Production	516,527	426,646	1,486,727	1,446,775
Exploration	16,306	347,027	55,022	619,899
Depreciation, Depletion, Amortization
and Valuation Provisions	757,135	338,622	1,802,037	1,288,594
General, Administrative and Other	317,444	332,555	1,088,282	1,060,967
	1,607,412	1,444,850	4,432,068	4,416,235

Income from Operations	1,640,860	1,728,515	4,922,558	6,087,372
Other Income, Net	708,180	75,459	1,008,260	98,932
Income before Provision for Income Taxes	2,349,040	1,803,974	5,930,818	6,186,304
Provision for Income Taxes:
Current	396,590	263,485	999,900	1,064,915
Deferred	279,621	194,450	628,100	621,945
Total Provision for Income Taxes	676,211	457,935	1,628,000	1,686,860
Net Income	$1,672,829	$1,346,039	$4,302,818	$4,499,444
Per Share Data
Net Income, Basic and Diluted	$10.39	$8.34	$26.70	$27.85

Cash Dividends Declared and/or Paid	$—	$30.00	$10.00	$40.00
Weighted Average Shares Outstanding,
Basic and Diluted	161,074	161,396	161,147	161,559

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Net Cash Provided by Operating Activities	$6,112,313	$7,361,219

Cash Flows Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(12,893,876)	(17,927,092)
Maturity of Available-for-Sale Securities	14,988,500	20,865,663
Proceeds from Disposal of Property	1,207,329	16,846
Purchase of Property, Plant and Equipment	(4,728,049)	(2,660,554)
Cash Distribution from Investment	—	5,100

Net Cash (Applied to)/Provided by Investing Activities	(1,426,096)	299,963

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(1,611,399)	(1,562,208)
Purchase of Treasury Stock	(40,000)	(62,240)

Total Cash Applied to Financing Activities	(1,651,399)	(1,624,448)

Net Change in Cash and Cash Equivalents	3,034,818	6,036,734

Cash and Cash Equivalents, Beginning of Period	2,940,967	1,051,141

Cash and Cash Equivalents, End of Period	$5,975,785	$7,087,875

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

September 30, 2011
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

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized and Unrealized Gain (Loss)
on Trading Securities	$(87,549)	$43,123	$(85,526)	$12,067
Gain on Asset Sales	807,438	1,031	1,076,670	16,264
Interest Income	3,561	15,210	15,896	28,532
Equity Earnings in Investees	10,376	17,046	34,847	59,905
Other Income	491	6,053	9,536	7,094
Interest and Other Expenses	(26,137)	(7,004)	(43,163)	(24,930)
Other Income, Net	$708,180	$75,459	$1,008,260	$98,932

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2010	$848,631
Liabilities incurred for new wells	83,625
Liabilities settled (wells sold or plugged)	(1,106)
Accretion expense	19,508
Balance at September 30, 2011	$950,658

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At September 30, 2011 and December 31, 2010, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$—	$11,044,186	$—
Trading Securities	$329,321	$—	$—

	December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities	$—	$13,138,811	$—
Trading Securities	$414,124	$—	$—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents a non-recurring fair value liability. The fair value of this non-financial liability incurred in the nine months ended September 30, was $83,625 in 2011 and $100,390 in 2010 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2011 and December 31, 2010, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2011, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $6,112,313 and cash provided by the maturities of available-for-sale securities of $14,988,500. Additional cash of $1,207,329 was provided by property dispositions for total cash provided of $22,308,142. The Company utilized cash for the purchase of available-for-sale securities of $12,893,876; property additions of $4,728,049 and financing activities of $1,651,399 for total cash applied of $19,273,324. Cash and cash equivalents increased $3,034,818 (103%) to $5,975,785.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2010. A discussion of these items follows.

Trading securities declined $84,803 (20%) from $414,124 to $329,321. The decrease was the net result of a $93,166 decline in the trading securities market value offset by approximately $8,400 of income from these securities.

Refundable income taxes declined $236,678 (84%) from $281,832 to $45,154. This decrease was due to the current provision for income taxes for the nine months ended September 30, 2011 more closely approximating the estimated tax payments for the same period plus the December 31, 2010 refundable income taxes.

Deferred income taxes and other liabilities increased $87,999 (34%) to $344,353 from $256,354. The increase is primarily due to an increase of $138,000 in ad valorem tax accruals. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter. This increase was offset by a decline in current deferred income taxes of $50,001.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $6,112,313 in 2011, a decrease of $1,248,906 (17%) from the comparable period in 2010. The decrease was primarily due to decreased oil and gas sales revenue and lease bonuses. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Net cash provided by the purchase and sale of available-for-sale securities in 2011 was $2,094,624 compared to net cash applied in 2010 of $2,938,571.

Purchases of available-for-sale securities were $12,893,876 in 2011, a decrease of $5,033,216 (28%) from the comparable period in 2010. The decrease was the result of using a portion of the proceeds from securities maturing  in 2011 to fund increased purchases of property, plant and equipment during that same period versus 2010. The remaining portion of available-for-sale securities that matured in 2011 is reflected as an increase in cash and cash equivalents.

Cash applied to the purchase of property, plant, and equipment in 2011 was $4,728,049, an increase of $2,067,495 (78%) from cash applied in 2010 of $2,660,554. In both 2011 and 2010, cash applied to property, plant, and equipment additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Property disposal proceeds in 2011 were $1,207,329, an increase of $1,190,483 from the comparable period in 2010. The increase was primarily due to sales of non-producing leaseholds in Oklahoma and Kansas with no similar sales in 2010.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2010 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2011, Compared with Nine Months Ended September30, 2010

Net income decreased $196,626 (4%) to $4,302,818 in 2011 from $4,499,444 in 2010. Net income per share, basic and diluted, decreased $1.15 to $26.70 in 2011 from $27.85 in 2010.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales decreased $54,064 (1%) to $9,010,262 in 2011 from $9,064,326 in 2010. Of the $54,064 decrease, crude oil sales increased $1,254,056; natural gas sales decreased $1,333,356; and miscellaneous oil and gas product sales increased $25,236.

The $1,254,056 (30%) increase in oil sales to $5,370,601 in 2011 from $4,116,545 in 2010 was the result of an increase in the average price per barrel (Bbl) and the volume sold. The volume of oil sold increased 910 Bbls to 60,378 Bbls in 2011, resulting in a positive volume variance of $62,990. The average price per Bbl increased $19.73 to $88.95 per Bbl in 2011, resulting in a positive price variance of $1,191,066. The increase in oil volumes sold was mostly due to production of 3,600 Bbls from new wells in Ellis and Woods Counties in Oklahoma, offset partially by production declines from older wells.

The $1,333,356 (28%) decline in gas sales to $3,410,205 in 2011 from $4,743,561 in 2010 was the result of a decrease in the average price per thousand cubic feet (MCF) and the volume sold. The volume of gas sold declined 222,265 MCF to 805,887 MCF from 1,028,152 MCF in 2010, for a negative volume variance of $1,024,642. This net decrease was due to 52,217 MCF of production from several new working and royalty interest wells, offset by a decline in sales from older properties. Robertson County, Texas royalty interest properties and Arkansas working and royalty interest wells accounted for 168,400 MCF (76%) of the decrease in sales volumes. The average price per MCF decreased $0.38 to $4.23 per MCF from $4.61 per MCF in 2010, resulting in a negative price variance of $308,714.

Sales from the Robertson County, Texas royalty interest properties provided approximately 42% of the Company’s first nine months 2011 gas sales volumes and about 43% of the gas sales volumes for the same period in 2010. See discussion on page 13 of the 2010 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $229,456 in 2011 as compared to $204,220 in 2010.

The Company received lease bonuses of $184,368 in the first nine months of 2011 for leases on its owned minerals. Lease bonuses for the first nine months of 2010 were $1,263,681. The decrease was due entirely to lease bonuses of $1,175,600 for various Ellis County, Oklahoma minerals in 2010, with no similar amounts in 2011.

Coal royalties were $159,996 for the first nine months of 2011 compared to $175,601 for 2010 for coal mined during these periods on North Dakota leases. See subheading “Operating Revenues” on page 12 of the 2010 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses increased $15,833 to $4,432,068 in 2011 from $4,416,235 in 2010. Significant line item changes are discussed below.

Production Costs. Production costs had a net increase of $39,952 (3%) in 2011 to $1,486,727 from $1,446,775 in 2010. Lease operating expense and transportation and compression expense declined $5,854 in 2011 to $1,094,910 from $1,100,764 in 2010. This decrease was offset by an increase in production taxes of $45,806 (13%) to $391,817 in 2011 from $346,011 in 2010. This increase was due primarily to production tax refunds received in 2010 with no similar amounts in 2011.

Exploration Costs. Total exploration expense decreased $564,833 (86%) to $55,022 in 2011 from $619,899 in 2010. The decline is due to decreased dry hole costs and geological and geophysical expense in 2011 versus 2010. Dry hole costs decreased $377,255 (88%) in 2011 to $49,543 from $426,798 in 2010. Geological and geophysical expense decreased $187,621 (97%) in 2011 to $5,479 from $193,100 in 2010. The 2010 expense relates mostly to seismic costs for a Hodgeman County, Kansas prospect with no similar costs in 2011.

The following is a summary as of October 28, 2011, updating both exploration and development activity from December 31, 2010, for the period ended September 30, 2011.

The Company participated with its 18% working interest in the completion of three development wells on a Barber County, Kansas prospect (these wells were drilled in 2010). Two of the wells were completed as commercial oil and gas producers and the third as a marginal oil and gas producer. The Company also participated in the drilling of three additional development wells on the prospect. Two of these wells were completed as commercial oil and gas producers and a completion attempt is in progress on the third. Three additional development wells will be drilled starting in November 2011. Capitalized costs for the period were $286,755, including $63,650 in prepaid drilling costs.

The Company participated in the drilling of six step-out wells on a Woods County, Oklahoma prospect (12%, 12%, 14%, 14%, 15% and 15% working interests). The first two wells were completed as commercial oil and gas producers. A completion attempt is in progress on the third well and the other three are awaiting completion attempts. Capitalized costs for the period were $423,097, including $204,993 in prepaid drilling costs.

The Company participated in the completion of two step-out wells (10.5% and 10.3% working interests) on a Woods County, Oklahoma prospect (these wells were drilled in 2010). Both wells were completed as commercial oil and gas producers. The Company also participated in the drilling of two additional step-out wells (7.4% and 6.5% interests). The first of these wells was completed as a commercial oil and gas producer and a completion attempt is in progress on the second. Total capitalized costs for the period were $167,124, including $2,659 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of two step-out wells and two exploratory wells on a Hodgeman County, Kansas prospect. The two step-out wells were completed as oil producers, one commercial and one marginal. One exploratory well was completed as a commercial oil producer and the other as a dry hole. Two additional step-out wells and four additional exploratory wells will be drilled starting in November 2011. Capitalized costs for the period were $248,316, including $41,156 in prepaid drilling costs. Dry hole costs were $28,484 for the period.

The Company participated with its 16% working interest in the drilling of a step-out well on a Ford County, Kansas prospect. A completion attempt is in progress. Capitalized costs for the period were $80,000, including $41,110 in prepaid drilling costs.

The Company participated in the drilling of two additional horizontal wells in a Harding County, South Dakota waterflood unit in which it has an 8.3% working interest. Both wells were completed as commercial oil producers. One will eventually be converted to a water injection well. The Company is participating in the drilling of additional laterals from two horizontal injection wells. Total capitalized costs for the unit for the period were $513,965.

In May 2011, the Company purchased a 16% interest in 866.67 net acres of leasehold on a Beaver County, Oklahoma prospect for $52,291. The Company participated with a 13% working interest in the drilling of an exploratory well. A completion attempt is in progress. Capitalized costs for the period were $140,986.

The Company is participating with fee mineral interests in the drilling of two horizontal development wells in Faulkner County, Arkansas. One of the wells, in which the Company has a 3.4% interest, was completed as a commercial gas producer. The other well (2.2% interest) has been drilled and is awaiting a completion attempt. Capitalized costs for the period were $191,216, including $1,387 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $112,436.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Custer County, Oklahoma prospect. The well was completed as a marginal gas and condensate producer. Capitalized costs for the period were $227,676.

The Company agreed to purchase a 10.5% interest in 1,553 net acres of leasehold on a Custer County, Oklahoma prospect for $59,321. An exploratory well is planned for 2012.

The Company participated with its 18% working interest in the drilling of two exploratory wells on two Rice County, Kansas prospects. Both wells were completed as dry holes. Dry hole costs for the period were $55,305.

In February 2011, the Company purchased 18% interests in two prospects in Ness and Hodgeman Counties, Kansas for $17,798. The Company participated in the drilling of an exploratory well on each prospect. Both wells were completed as marginal oil producers. One has since been recompleted in another zone and is testing oil at a commercial rate. Capitalized costs for the period were $187,224, including prepaid drilling costs of $8,994.

In March 2011, the Company purchased a 10.5% interest in 3,197 net acres of leasehold on a Garfield County, Oklahoma prospect for $117,474. The Company participated in the drilling of two exploratory horizontal wells. Completion attempts are in progress on both wells. Prepaid drilling costs for the period were $610,182.

In May 2011, the Company purchased a 7% interest in 640 net acres of leasehold on a Custer County, Oklahoma prospect for $22,400. The Company participated in the drilling of an exploratory horizontal well. The well has been completed and is being tested. Capitalized costs for the period were $424,178, including prepaid drilling costs of $32,155.

In May 2011, the Company purchased a 7% interest in 2,529 net acres of leasehold on a Grayson County, Texas prospect for $132,782. The Company is participating in an exploratory horizontal well that is currently drilling. Current period prepaid drilling costs were $233,333.

The Company participated with an 8% working interest in the drilling of a horizontal development well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Prepaid drilling costs for the period were $177,520.

The Company participated with a 17.5% working interest in the drilling of an exploratory well on a McClain County, Oklahoma prospect. The well was completed as a commercial oil producer. Capitalized costs for the period were $126,313.

The Company will participate with its 18% working interest in the drilling of a horizontal development well on a Comanche County, Kansas prospect. The well is scheduled to start in November 2011.

The Company will participate with a 6.2% working interest in the drilling of an exploratory horizontal well on a Dewey County, Oklahoma prospect. The well will be drilled in 2012.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $513,443 (40%) in 2011 to $1,802,037 from $1,288,594 in 2010. The change was mostly the result of an increase of about $290,000 in depreciation expense on oil and gas properties; an increase of about $148,000 for impairment of long-lived assets; and an increase of about $68,000 in the provision for impairment of leaseholds.

Other Income, Net. This line item increased $909,328 (919%) to $1,008,260 in 2011 from $98,932 in 2010. See Note 2 to the accompanying financial statements for an analysis of the components of this item. Explanations for variances of the more significant components follow.

Trading securities losses in 2011 were $85,526 as compared to gains of $12,067 in 2010, a decrease of $97,593. In 2011, the Company had unrealized losses of $93,166 from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $7,640. In 2010, the Company had unrealized gains of $660 and net realized trading gains of $11,407.

Gain on asset sales increased $1,060,406 to $1,076,670 in 2011 from $16,264 in 2010. The increase was due entirely to $1,075,426 of gains from the sale of the Company’s interest in certain non-producing leaseholds in Oklahoma and Kansas.

Provision for Income Taxes. The provision for income taxes decreased $58,860 (3%) to $1,628,000 in 2011 from $1,686,860 in 2010. This decrease was due primarily to the decline in pretax income to $5,930,818 in 2011 from $6,186,304 in 2010. Of the 2011 income tax provision, the estimated current tax expense was $999,900 and the estimated deferred tax expense was $628,100. Of the 2010 income tax provision, the estimated current and deferred expenses were $1,064,915 and $621,945, respectively. See Note 4 to the accompanying financial statements for a discussion of the provision for income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010.

Net income increased $326,790 to $1,672,829 in 2011 from $1,346,039 in 2010. The significant changes in the statements of income are discussed below.

Operating Revenues. Revenues from oil, gas and miscellaneous oil and gas product sales increased $277,877 (10%) to $3,162,945 in 2011 from $2,885,068 in 2010. The increase was the net result of a decrease in gas sales of $206,500 (16%) to $1,089,314; an increase in oil sales of $430,321 (28%) to $1,954,042; and an increase in sales of miscellaneous products of $54,056 to $119,589.

The decrease in gas sales was the net result of an increase in the average price of $0.09 per MCF to $4.33, for a positive price variance of $21,769, offset by a decrease in the volume of gas sold of 53,837 MCF to 251,644 MCF, for a negative volume variance of $228,269. A significant portion of the gas sales volume and revenue can be attributed to the Robertson County, Texas royalty interest properties and new Arkansas working and royalty interest wells discussed under “Operating Revenues” in the “Results of Operations” section above. These properties accounted for approximately 56% of the gas sales volumes for the third quarter of 2011 versus 60% for the third quarter of 2010.

The increase in oil sales was the result of an increase in the average price received of $16.36 per Bbl to $83.95, for a positive price variance of $380,913, and an increase in the volume of oil produced by 731 Bbls to 23,275 Bbls, for a positive volume variance of $49,408. See the “Results of Operations” section above for the nine months for additional discussion of the oil sales increase.

Other operating revenues decreased $202,970 to $85,327, primarily due to a decrease in lease bonuses of $211,035 to $26,562 for 2011. This decrease was partially offset by an increase in coal royalties of $8,065 to $58,765 for 2011.

Operating Costs and Expenses. Operating costs and expenses increased $162,562 (11%) to $1,607,412 in 2011 from $1,444,850 in 2010. The increase was the net result of an increase in production costs of $89,881; a decrease in exploration costs charged to expense of $330,721; an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $418,513; and a decrease in general administrative and other expense (G&A) of $15,111. The significant changes in these line items are discussed below.

Production Costs. Production costs increased $89,881 to $516,527 in 2011 from $426,646 in 2010. Most of the increase is due to higher lease operating expenses and gross production taxes for 2011 versus 2010, related primarily to the new wells that first produced after September 30, 2010. For more information about these changes, see the production costs discussion in the “Results of Operations” section above for the nine months. The increase in gross production taxes for 2011 was primarily the result of production tax refunds received in 2010.

Exploration Costs. Exploration costs charged to operations decreased $330,721 to $16,306 in 2011 from $347,027 in 2010 as a result of lower dry hole costs. See the exploration costs discussion in the “Results of Operations” section above for the nine months.

Depreciation, Depletion & Amortization (DD&A). DD&A increased $418,513 to $757,135 from $338,622 in 2010. See DD&A discussion in the “Results of Operations” section above for the nine months for an explanation of the increase.

Other Income, Net. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. In 2011, this line item increased $632,721 to income of $708,180 from $75,459 in 2010. Explanations for variances of the more significant components follow.

Trading securities losses in 2011 were $87,549 compared to gains of $43,123 in 2010. Both gains and losses were primarily unrealized.

Gain on asset sales increased $806,407 to $807,438 in 2011 from $1,031 in 2010. The increase was due entirely to gains from the sale of the Company’s interest in certain non-producing leaseholds in Oklahoma and Kansas.

Provision for Income Taxes. The provision for income taxes increased $218,276 to $676,211 in 2011 from $457,935 in 2010. See discussions above in the “Results of Operations” section and Note 4 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in the “Results of Operations” section above for the nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the third quarter ended September 30, 2011, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
July 1 to July 31, 2011	0	—	—	—
August 1 to August 31, 2011	95	$ 160.00	—	—
September 1 to September 30, 2011	1	$ 160.00	—	—
Total	96	$ 160.00	—	—

1The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by stockholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The following documents are exhibits to this Form 10-Q. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS* #	XBRL Instance Document
101.SCH* #	XBRL Taxonomy Extension Schema Document
101.CAL* #	XBRL Taxonomy Calculation Linkbase Document
101.LAB* #	XBRL Taxonomy Label Linkbase Document
101.PRE* #	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date:	November 14, 2011	/s/ Cameron R. McLain
Cameron R. McLain, Principal Executive Officer

Date:	November 14, 2011	/s/ James L. Tyler
James L. Tyler Principal Financial and Accounting Officer