Form 10-Q
period 2012-03-31
RESERVE PETROLEUM CO
filed 2012-05-15
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8157

THE RESERVE PETROLEUM COMPANY

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	73-0237060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6801 Broadway ext., Suite 300

Oklahoma City, Oklahoma 73116-9037

(405) 848-7551

(Address and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 10, 2012, 160,929.64 shares of the registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Derived from audited financial Statements)

Current Assets:
Cash and Cash Equivalents	$11,721,762	$10,150,742
Available-for-Sale Securities	6,654,838	6,654,838
Trading Securities	462,117	398,964
Refundable Income Taxes	491,366	816,125
Receivables	1,844,350	1,903,862
	21,174,433	19,924,531
Investments:
Equity Investment	540,146	521,852
Other	136,839	151,839
	676,985	673,691
Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,190,310	1,179,882
Proved Properties	33,580,128	32,441,403
	34,770,438	33,621,285
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	21,849,063	21,177,541
	12,921,375	12,443,744

Other Property and Equipment, at Cost	417,526	417,526
Less – Accumulated Depreciation	239,639	227,895
	177,887	189,631
Total Property, Plant and Equipment	13,099,262	12,633,375
Other Assets	361,166	361,802
Total Assets	$35,311,846	$33,593,399

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Derived from audited financial Statements)

Current Liabilities:
Accounts Payable	$483,979	$276,017
Other Current Liabilities – Deferred Income Taxes and Other	301,879	292,166
	785,858	568,183
Long-Term Liabilities:
Asset Retirement Obligation	1,032,511	990,074
Dividends Payable	1,406,187	1,419,884
Deferred Tax Liability	2,864,202	2,726,978
	5,302,900	5,136,936
Total Liabilities	6,088,758	5,705,119

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	29,908,362	28,563,474
	30,065,730	28,720,842

Less – Treasury Stock, at Cost	842,642	832,562
Total Stockholders’ Equity	29,223,088	27,888,280
Total Liabilities and Stockholders’ Equity	$35,311,846	$33,593,399

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating Revenues:
Oil and Gas Sales	$3,381,732	$2,554,527
Lease Bonuses and Other	132,502	64,696
	3,514,234	2,619,223
Operating Costs and Expenses:
Production	620,148	456,137
Exploration	17,614	34,622
Depreciation, Depletion, Amortization and Valuation Provisions	733,132	452,438
General, Administrative and Other	442,100	396,275
	1,812,994	1,339,472
Income from Operations	1,701,240	1,279,751

Other Income, Net	80,351	38,450
Income Before Provision for Income Taxes	1,781,591	1,318,201
Provision for Income Taxes:
Current	324,766	213,464
Deferred	111,937	112,333
Total Provision for Income Taxes	436,703	325,797
Net Income	$1,344,888	$992,404
Per Share Data:
Net Income, Basic and Diluted	$8.35	$6.16

Weighted Average Shares Outstanding, Basic and Diluted	160,981	161,216

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net Cash Provided by Operating Activities	$2,434,996	$2,080,723
Cash Flows Applied to Investing Activities::
Purchases of Available-for-Sale Securities	—	(1,849,690)
Maturity of Available-for-Sale Securities	—	2,098,597
Proceeds from Disposal of Property, Plant and Equipment	2,943	1,323
Purchase of Property, Plant and Equipment	(858,142)	(653,453)
Cash Distribution from Investment	15,000	3,000
Net Cash Applied to Investing Activities	(840,199)	(400,223)
Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(13,697)	(39,240)
Purchase of Treasury Stock	(10,080)	(14,880)
Total Cash Applied to Financing Activities	(23,777)	(54,120)

Net Change in Cash and Cash Equivalents	1,571,020	1,626,380

Cash and Cash Equivalents, Beginning of Period	10,150,742	2,940,967
Cash and Cash Equivalents, End of Period	$11,721,762	$4,567,347

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2011, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Net Realized and Unrealized Gain on Trading Securities	$62,877	$26,328
Gain on Asset Sales	2,930	1,323
Interest Income	7,350	6,288
Equity Earnings in Investee	18,294	14,872
Other Income	274	48
Interest and Other Expenses	(11,374)	(10,409)
Other Income, Net	$80,351	$38,450

Note 3 –INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

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

Note 4 – PROVISION FOR INCOME TAXES

In 2012 and 2011, the effective tax rate was less than the statutory rate, primarily as the result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

Excess federal percentage depletion, which is limited to certain production volumes and by certain income levels reduces estimated taxable income projected for any year. The federal excess percentage depletion estimates will be updated throughout the year until finalized with the detail well-by-well calculations at year-end. When a provision for income taxes is recorded, federal excess percentage depletion benefits decrease the effective tax rate. The benefit of federal excess percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant.

Note 5 – ASSET RETIREMENT OBLIGATION

The Company records the fair value of its estimated liability to retire its oil and natural gas producing properties in the period in which it is incurred (typically the date of first sale). The estimated liability is calculated by obtaining current estimated plugging costs from the well operators and inflating it over the life of the property. Current year inflation rate used is 4.08%. When the liability is first recorded, a corresponding increase in the carrying amount of the related long-lived asset is also recorded. Subsequently, the asset is amortized to expense over the life of the property and the liability is increased for the change in its present value which is currently 3.25%.

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2011	$990,074
Liabilities incurred for new wells	34,997
Accretion expense	7,440
Balance at March 31, 2012	$1,032,511

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At March 31, 2012 and December 31, 2011, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2012	$—	$6,654,838	$—
Trading Securities:
Domestic Equities	$259,453	$—	$—
International Equities	$114,608	$—	$—
Others	$88,056	$—	$—

	December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2012	$—	$6,654,838	$—
Trading Securities:
Domestic Equities	$275,516	$—	$—
International Equities	$95,223	$—	$—
Others	$28,225	$—	$—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation incurred represents a non-recurring fair value liability. The fair value of this non-financial liability incurred in the quarter ended March 31, was $34,997 in 2012 and $29,417 in 2011 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2012 and December 31, 2011, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

Since December 31, 2011, there were no accounting pronouncements issued and none that became effective during that time which were directly applicable to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (hereinafter, the “2011 Form 10-K”), as well as the financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the 2011 Form 10-K.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2012, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $2,434,996; cash of $2,943 provided by property dispositions; and a cash distribution of $15,000 from an investment for total cash provided of $2,452,939. The Company utilized cash for property additions of $858,142 and financing activities of $23,777 for total cash applied of $881,919. Cash and cash equivalents increased $1,571,020 (15%) to $11,721,762.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2011. A discussion of these items follows.

Trading securities increased $63,153 (16%) from $398,964 to $462,117. The increase was the net result of a $63,766 increase in the trading securities market value offset by $613 of net losses from these securities.

Refundable income taxes decreased $324,759 (40%) to $491,366 from $816,125 due mostly to the first quarter 2012 current income tax provision of $324,766.

Accounts payable increased 207,962 (75%) to $483,979 from $276,017 due primarily to increased drilling activity in the quarter ended March 31, 2012 compared to the quarter ended December 31, 2011.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,434,996 in 2012, an increase of $354,273 (17%) from the comparable period in 2011. The increase was primarily the result of an increase in cash flows from oil and gas sales offset by increased operating expenses. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property additions in 2012 was $858,142, an increase of $204,689 (31%) from cash applied in 2011 of $653,453. For both 2012 and 2011, cash applied to property additions was mostly related to oil and gas exploration and development activity. The increase in property additions for 2012 is mostly due to the increased exploration and development drilling activity in the first quarter of 2012 versus 2011. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2011 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2012, Compared with Three Months Ended March 31, 2011

Net income increased $352,484 (36%) to $1,344,888 in 2012 from $992,404 in 2011. Net income per share, basic and diluted, increased $2.19 to $8.35 in 2012 from $6.16 in 2011.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $827,205 (32%) to $3,381,732 in 2012 from $2,554,527 in 2011. Of the $827,205 change, crude oil sales increased $1,010,357; natural gas sales decreased $226,564; and miscellaneous oil and gas product sales increased $43,412.

The $1,010,357 (69%) increase in oil sales to $2,467,761 in 2012 from $1,457,404 in 2011 was the result of an increase in the average price per barrel (Bbl) and an increase in the volume sold. The volume of oil sold increased 9,013 Bbls to 26,108 Bbls in 2012, resulting in a positive volume variance of $768,358. The average price per Bbl increased $9.27 to $94.52 per Bbl in 2012, resulting in a positive price variance of $241,999. The increase in oil volumes sold was mostly due to production of 11,000 Bbls from new 2012 wells partially offset by production declines from older wells.

The $226,564 decrease in gas sales to $829,279 in 2012 from $1,055,843 in 2011 was the result of a decrease in the average price per thousand cubic feet (MCF) offset by an increase in the volume sold. The volume of gas sold increased 21,555 MCF to 282,141 MCF from 260,586 MCF in 2011, for a positive volume variance of $87,298. The average price per MCF decreased $1.11 to $2.94 MCF in 2012 from $4.05 per MCF in 2011, resulting in a negative price variance of $313,862.

Sales from the Robertson County, Texas royalty interest properties provided approximately 38% of the Company’s first quarter 2012 gas sales volumes and about 45% of the first quarter 2011 gas sales volumes. See discussion on page 12 of the 2011 Form 10-K under the subheading “Operating Revenues” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $84,692 in 2012 compared to $41,280 in 2011.

The Company received lease bonuses of $17,990 in the first quarter of 2012 for leases on its owned minerals. Lease bonuses for the first quarter of 2011 were $11,427. Most of the increase was due to more leases and lease extensions in Texas in 2012 compared to 2011.

Coal royalties were $114,512 for the first quarter of 2012, compared to $53,269 for 2011, for coal mined during these periods on North Dakota leases. See subheading “Operating Revenues” on page 12 of the 2011 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses increased $473,522 (35%) to $1,812,994 in 2012 from $1,339,472 in 2011. Material line item changes will be discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $164,011 (36%) in 2012 to $620,148 from $456,137 in 2011. Of this increase, production taxes increased $56,064 (52%) to $163,139 in 2012 from $107,075 in 2011. This increase was due entirely to the increased oil and gas sales revenues described above in the “Operating Revenues” section. The remaining increase was the result of an increase in lease operating and handling expense of $107,947 (31%) to $457,009 for 2012 from $349,062 for 2011. This increase was due primarily to new wells which first produced after March 31, 2011.

Exploration Costs. Total exploration expense decreased $17,008 (49%) to $17,614 in 2012 from $34,622 in 2011. The decline was entirely due to lower dry hole costs.

The following is a summary as of May 4, 2012, updating both exploration and development activity from December 31, 2011, for the period ended March 31, 2012.

The Company is participating with its 18% working interest in the completion of three development wells on a Barber County, Kansas prospect (these wells were drilled in 2011). One well has been completed as a commercial oil and gas producer and completions are in progress on the other two. The Company participated in two additional development wells on the prospect that have been drilled and are awaiting completions, and is participating in the drilling of a salt water disposal well. Prepaid drilling costs for the period were $85,019.

The Company participated in the drilling of two step-out wells on a Woods County, Oklahoma prospect (12% and 8% working interests). A completion is in progress on one well and the other is awaiting completion. Prepaid drilling costs for the period were $54,400.

The Company participated with a 4.6% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well has been completed and is being tested. Total capitalized costs for the period were $20,620.

The Company participated with its 16% working interest in the completion of a step-out well and an exploratory well on a Hodgeman County, Kansas prospect (these wells were drilled in 2011). Both wells were completed as commercial oil producers. The Company also participated in the drilling of two additional exploratory wells on the prospect. One well was completed as a commercial oil producer and the other as a dry hole. Five additional exploratory wells will be drilled starting in June 2012. Capitalized costs for the period were $49,600, including $30,792 in prepaid drilling costs. Dry hole costs were $28,753 for the period.

The Company is participating with a 9.4% working interest in the completion of an exploratory well on a Grady County, Oklahoma prospect (the well was drilled in 2011). Capitalized costs for the period were $51,509.

The Company will participate with its 4.1% working interest in the drilling of an additional horizontal well in a Harding County, South Dakota waterflood unit. The well is scheduled to start in June 2012.

The Company participated with its 18% working interest in the drilling of an exploratory well on a Ness County, Kansas prospect. A completion is in progress. Capitalized costs for the period were $36,000, including $1,928 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of an exploratory well on a Ness and Hodgeman Counties, Kansas prospect. A completion is in progress. Capitalized costs for the period were $36,000, including $1,848 in prepaid drilling costs.

The Company is participating with its 10.5% working interest in the drilling of a step-out horizontal well on a Garfield County, Oklahoma prospect. The Company participated in the drilling and completion of a salt water disposal well and will participate with a 6.6% working interest in the drilling of an additional step-out horizontal well starting in May or June 2012. Prepaid drilling costs for the period were $412,236.

The Company is participating with its 7% interest in the re-entry and conversion to salt water disposal of a plugged well on a Custer County, Oklahoma prospect. Capitalized costs for the period were $36,185, including $34,169 in prepaid drilling costs.

The Company participated with a 9.3% working interest in the completion of an exploratory horizontal well on a Grayson County, Texas prospect (the well was drilled in 2011). The well is currently being tested. Capitalized costs for the period were $69,426.

The Company participated with an 18% working interest in the drilling of an exploratory well on a McClain County, Oklahoma prospect. A completion is in progress. Capitalized costs for the period were $53,882.

The Company participated with its 18% working interest in the completion of a horizontal development well on a Comanche County, Kansas prospect (the well was drilled in 2011) and also in the fracking of a marginal well on the prospect. Both wells are currently being tested. The Company is participating in the drilling of a salt water disposal well. Capitalized costs for the period were $22,809.

The Company participated with a fee mineral interest in the drilling of an exploratory horizontal well in Beaver County, Oklahoma. The Company has a 10.2% interest in the well which was completed as a commercial oil producer. Capitalized costs for the period were $62,036.

The Company participated with a 6.2% working interest in the drilling of an exploratory horizontal well on a Dewey County, Oklahoma prospect. A completion is in progress. The Company will participate with a 5.7% interest in the drilling of an additional exploratory horizontal well. Capitalized costs for the period were $68,122.

The Company will participate with a fee mineral interest in the drilling of four horizontal development wells in Van Buren County, Arkansas. The Company will have interests of 6.6%, 7.1%, 7.2% and 2.8% in the wells.

The Company will participate with its 15% working interest in the drilling of an exploratory horizontal well on a Woods County, Oklahoma prospect.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $280,694 (62%) in 2012 to $733,132 from $452,438 in 2011. The change was mostly the result of an increase of $295,533 in the depreciation of tangible and intangible lease and well costs on successful wells. This increase was due to depreciation of asset costs for successful wells that first produced after March 31, 2011.

Other Income, Net. This line item increased $41,901 (109%) to $80,351 in 2012 from $38,450 in 2011. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities gains in 2012 were $62,877 compared to gains of $26,328 in 2011, an increase of $36,549. In 2012, the Company had realized losses of $889 and unrealized gains of $63,766 from adjusting the securities to estimated fair market value. In 2011, the Company had realized gains of $6,395 and unrealized gains of $19,933.

Interest income increased $1,062 to $7,350 in 2012 from $6,288 in 2011. The increase was mostly the result of an increase in the average rate of return on available-for-sale securities in 2012 versus 2011.

Provision for Income Taxes. The provision for income taxes increased $110,906 to $436,703 in 2012 from $325,797 in 2011. The increase was due to the increase in income before income taxes of $463,390 to $1,781,591 in 2012 from $1,318,201in 2011. Of the 2012 income tax provision, the estimated current tax expense was $324,766 and the estimated deferred tax expense was $111,937. Of the 2011 income tax provision, the current and deferred expenses were $213,464 and $112,333, respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the first quarter ended March 31, 2012, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1 to January 31, 2012	2	$160.00	—	—
February 1 to February 28, 2012	61	$160.00	—	—
March 1 to March 31, 2012	—	$—	—	—
Total	63	$160.00	—	—

1The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

None.

The following documents are exhibits to this Form 10-Q. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema Document
101.CAL*#	XBRL Taxonomy Calculation Linkbase Document
101.LAB*#	XBRL Taxonomy Label Linkbase Document
101.PRE*#	XBRL Taxonomy Presentation Linkbase Document

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2012	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: May 15, 2012	/s/ James L. Tyler
James L. Tyler
Principal Financial and Accounting Officer

