Form 10-K/A
period 2011-12-31
RESERVE PETROLEUM CO
filed 2012-09-25
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1
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
Yes     ☐     No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

EXPLANATORY NOTE

The Reserve Petroleum Company (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”) solely to add Exhibit 23 Consent of RCADKINS, LLC and Exhibit 99 Report of RCADKINS, LLC to Part IV of the Form 10-K.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K and no revisions are being made pursuant to the Company’s financial statements or any other disclosure contained in the Form 10-K.

TABLE OF CONTENTS

PART IV

Item 15.                   Exhibits and Financial Statement Schedules                                                                       3

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are exhibits to this Form 10-K/A.  Each document marked by an asterisk is filed electronically herewith.  All other documents were previously filed or furnished with the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 28, 2012.

Exhibit Number	Description

3.1
Restated Certificate of Incorporation dated November 1, 1988, is incorporated by reference to Exhibit 3.1 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 28, 1997.

3.2	Amended By-Laws dated November 16, 2004, are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.
14	Code of Ethics incorporated by reference to Exhibit 14 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.
23*	Consent of RCADKINS, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Sections 1350.
99*	Report of RCADKINS, LLC
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Link base Document
101.LAB	XBRL Taxonomy Label Link base Document
101.PRE	XBRL Taxonomy Presentation Link base Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: September 25, 2012	By:	/s/ Cameron R. McLain
	Name:	Cameron R. McLain, President
	Title:	(Principal Executive Officer)

Date: September 25, 2012	By:	/s/ James L. Tyler
	Name:	James L. Tyler, 2nd Vice President
	Title:	(Principal Financial Officer)