Form 10-K
period 2012-12-31
RESERVE PETROLEUM CO
filed 2013-03-29
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $34,871,649, as computed by reference to the last reported sale which was on March 22, 2013.

As of March 22, 2013, there were 160,714.64 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Shareholders to be held on May 30, 2013, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

Owned Mineral Property Management

The Company owns non-producing mineral interests in 257,168 gross acres equivalent to 88,612 net acres. These mineral interests are located in nine different states in the north and south central United States. A total of 81,479 (92%) net acres are located in the States of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration for the Company in its recent exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue has resulted from its owned mineral property management. In 2012, $3,517,635 (27%) of oil and gas sales was from royalty interests versus $4,246,293 (35%) in 2011. As a result of its mineral ownership, the Company had royalty interests in 49 gross (.42 net) wells, which were drilled and completed as producing wells in 2012. This resulted in an average royalty interest of about 0.8% for these 49 new wells. The Company has very little control over the timing or extent of the operations conducted on its royalty interest properties. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests, which it owns; with a joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program, discussed below, results in a successful exploratory well, it may participate in the drilling of additional wells on the exploratory prospect. In 2012, the Company participated in the drilling of 34 development wells with 26 wells (3.06 net), including the 9 wells in progress at the end of 2011, completed as producers and 8 wells (1.23 net) in progress at the time of this Form 10-K.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2012, the Company participated in the drilling of 28 exploration wells with 14 wells (1.75 net), including 4 wells in progress at the end of 2011, completed as producers, 9 wells (1.48 net), including 1 well in progress at the end of 2011, completed as dry holes and 5 wells (.8 net) in progress at the time of this Form 10-K.

For a summation of exploratory and development wells drilled in 2012 or planned for in 2013, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2011.”

Customers

In 2012, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. Redland Resources, Inc. purchases were $3,743,726 or 29% of total oil and gas sales. Luff Exploration Company purchases were $1,641,275 or 13% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price. A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

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

In 2009, the EPA officially published its findings that greenhouse gas emissions present an endangerment to human health and the environment. According to the EPA, these emissions are contributing to global warming and climate change. These findings allowed the EPA to adopt and implement regulations in recent years to restrict these emissions under existing provisions of the Federal Clean Air Act.

The Company may be, directly and indirectly, subject to the effects of climate change and may, directly or indirectly, be affected by government laws and regulations related to climate change. The Company cannot predict with any degree of certainty what effect, if any, climate change and government laws and regulations related to climate change will have on the Company and its business, whether directly or indirectly. While we believe that it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on the Company's business, we believe that those laws and regulations may affect, directly or indirectly, (i) the costs associated with drilling and production operations in which we participate; (ii) the demand for oil and natural gas; (iii) insurance premiums, deductibles, and the availability of coverage; and (iv) the cost of utilities paid by the Company. In addition, climate change may increase the likelihood of property damage and the disruption of operations of wells in which we participate. As a result, our financial condition could be negatively impacted, but we are unable to determine at this time whether that impact would be material.

Other Business

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Equity Investments” and Item 8, Notes 2 and 7 to the accompanying financial statements for a discussion of other business including guarantees.

Employees

At December 31, 2012, the Company had eight employees, including officers. See the Proxy Statement for additional information. During 2012, all the Company’s employees devoted a portion of their time to duties with affiliated companies, and the Company was reimbursed for the affiliates’ share of compensation directly from those companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Certain Relationships and Related Transactions” and Item 8, Note 12 to the accompanying financial statements for additional information.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal properties are oil and natural gas properties. The Company has interests in approximately 770 producing properties with 35% of them being working interest properties and the remaining 65% being royalty interest properties. About 81% of all properties are located in Oklahoma and Texas and account for approximately 69% of the Company’s annual oil and gas sales. About 15% of the properties are located in Arkansas, Kansas, and South Dakota and account for approximately 31% of the Company’s annual oil and gas sales. The remaining 4% of these properties are located in Colorado and Montana and account for less than 1% of the Company’s annual oil and gas sales. No individual property provides more than 8% of the Company’s annual oil and gas sales. See discussion of revenues from Robertson County, Texas, royalty interest properties in Item 7, “Operating Revenues” for additional information about significant properties.

OIL AND NATURAL GAS OPERATIONS

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 31 for working interest reserve quantity information.

Since January 1, 2012, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2011 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2011. Those reserve estimates were identical.

Production

The average sales price of oil and gas produced and for the Company’s working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2012, 2011 and 2010. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil	Gas	Oil	Gas	Cost per
	Per Bbl	Per MCF	Per Bbl	Per MCF	Equivalent MCF

2012	$91.13	$2.63	$86.15	$3.07	$1.85
2011	$91.27	$3.83	$87.32	$4.26	$1.98
2010	$79.62	$4.98	$70.05	$4.47	$1.64

At December 31, 2012, the Company had working interests in 169 gross (20.9 net) wells producing primarily gas and 187 gross (18.98 net) wells producing primarily oil. These interests were in 66,834 gross (8,459 net) producing acres. These wells include 46 gross (1.23 net) wells associated with secondary recovery projects.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2012.

	Acreage
	Gross	Net

Non-producing Mineral Interests	257,168	88,612
Undeveloped Leaseholds	25,191	3,143

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2010 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. Net exploratory and development totals for 2012 include the 14 wells still drilling at the end of 2011. As indicated in the “Development Program” on Page 3 and “Exploration Program” on Page 4, 8 development wells and 5 exploratory wells were still in process at the time of this Form 10-K.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry

2012	1.75	1.48	3.06	—
2011	1.26	.61	2.26	—
2010	.82	1.14	2.01	—

Recent Activities

See Item 7, under the subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2011” for a summary of recent activities related to oil and natural gas operations.

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

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid

03/31/11	$410	$301
06/30/11	$405	$330
09/30/11	$341	$275
12/31/11	$300	$240
03/31/12	$340	$290
06/30/12	$335	$275
09/30/12	$300	$275
12/31/12	$320	$288

There was limited public trading in the Company’s common stock in 2012 and 2011. There were 11 brokered trades appearing in the Company’s transfer ledger for 2012 and 20 in 2011.

At March 22, 2013, the Company had approximately 1,590 record holders of its common stock. The Company paid dividends on its common stock in the amount of $20.00 per share in 2012 ($10.00 per share in both the second and fourth quarters of 2012) and $10.00 per share in 2011 (in the second quarter of 2011). See the “Financing Activities” section of Item 7 below for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2013 with the Board of Directors for its approval.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
October 1 to October 31, 2012	—	N/A	—	—
November 1 to November 30, 2012	—	N/A	—	—
December 1 to December 31, 2012	127	$ 180.00	—	—
Total	127	$ 180.00	—	—

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

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2013 and any Current Reports on Form 8-K filed by the Company.

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

EQUITY INVESTMENT

The Company had a 33% partnership interest in Broadway Sixty-Eight, Ltd. (the “Partnership”) in 2011 and 2012, which it accounted for on the equity method. In using the equity method, the Company records the original investment in an entity as an asset and adjusts the asset balance for the Company’s share of any income or loss, as well as any additional contributions to or distributions from the entity. The Company does not have actual or effective control of the Partnership. The management of the Partnership could, at any time, make decisions in their own best interests that could affect the Company’s net income or the value of the Company’s investment.

The Partnership has an indemnity agreement under which the Company is contingently liable. See Item 8, Note 7 to the accompanying financial statements for related disclosures and additional information regarding Broadway Sixty-Eight, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

To supplement the following discussion, please refer to the Balance Sheets and the Statements of Cash Flows included in this Form 10-K.

In 2012, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available-for-sale securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available-for-sale securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. All of the available-for-sale securities are U.S. Treasury Bills.

In 2012, net cash provided by operating activities was $10,454,012. Sales (including lease bonuses), net of production, general and administrative costs, and income taxes paid were $10,421,009, which accounted for 99.7% of net cash provided by operations. The remaining components provided less than 1% of cash flow. In 2012, net cash applied to investing activities was $6,621,668. In 2012, dividend payments and treasury stock purchases totaled $3,140,775 and accounted for all of the cash applied to financing activities.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Refundable income taxes decreased $298,048 (37%) to $518,077 in 2012 from $816,125 in 2011. This decrease was due to excess 2012 estimated tax payments being less than in 2011.

Receivables decreased $167,693 (9%) to $1,736,169 in 2012 from $1,903,862 in 2011. The decrease was due primarily to the use of a lower price per barrel for oil sales accrual estimates for year-end 2012 compared to 2011. This decline was partly offset by an increase in the oil sales volume estimates for year-end 2012 compared to 2011. Additional information about oil and natural gas sales for 2012 is included in the “Results of Operations” section that follows.

Accounts payable increased $243,637 (88%) to $519,654 in 2012 from $276,017 in 2011. This increase was primarily due to the increased drilling activity at the end of 2012 compared to 2011.

Deferred income taxes and other accrued liabilities decreased $84,736 (29%) to $207,430 in 2012 from $292,166 in 2011. This decrease was primarily due to the decrease in the current deferred tax accrual due to the decrease in the oil and gas sales accrual in 2012.

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2012 and 2011. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

As noted above, net cash flows provided by operating activities in 2012 were $10,454,012, which, when compared to the $8,194,133 provided in 2011, represents a net increase of $2,259,879 or 28%. The increase was mostly due to an increase in oil and gas sales cash flows of $892,292 and an increase in lease bonuses and coal royalties of $1,607,593. Those increases in cash flows were partially offset by an increase in production costs of $375,569. Additional discussion of the more significant items follows.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows. The $892,292 (7%) increase in cash received from oil and gas sales to $13,005,197 in 2012 from $12,112,905 in 2011 was the result of an increase in the volume of oil and gas sales, partially offset by declines in the oil and gas sales prices. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash received for lease bonuses and coal royalties increased $1,607,593 (234%) to $2,295,880 in 2012 from $688,287 in 2011. Most of the increase is due to an increase in cash received for lease bonuses of $1,524,098 in 2012 versus 2011.

Cash flow increased due to a decrease in income taxes paid of $283,979 (24%) to $889,350 in 2012 from $1,173,329 in 2011 due to lower estimated tax payments in 2012. The lower payments were mostly due to lower net income and curent taxable income in 2012.

Discussion of Selected Material Line Items Resulting in a Decrease in Cash Flows. Cash paid for production costs increased $375,569 (19%) to $2,390,344 in 2012 from $2,014,775 in 2011. This increase was mostly due to lease operating and handling expense on new wells of about $284,000. The remaining increase was due to increased operating expense on previous wells and production taxes. The increase in production taxes was due to the increase in sales in 2012 versus 2011.

Cash flow decreased due to an increase in general and administrative and taxes other than income (G&A) of $169,881 (12%) to $1,600,374 in 2012 from $1,430,493 in 2011. The G&A increase was mostly due to higher salaries and benefits of approximately $118,000 and increased legal and accounting expense of about $43,000.

Investing Activities

Net cash applied to investing activities increased $7,323,163 to $6,621,668 in 2012 from $701,495 of cash provided in 2011. In 2012, net cash flows from available-for-sale securities were $2,248 compared to net cash flows of $6,483,973 in 2011. This $6,481,725 decrease in net cash flow was due primarily to the 2011 conversion of $5,000,000 cash from Treasury bill maturities into money market funds with better interest rates than the Treasury bills. Another $1,484,000 of cash from Treasury bill maturities was used for capitalized property additions and dividend payments in excess of 2011 operations cash flow. The remaining significant increase in cash applied to investing activities pertains to the decrease in proceeds from property disposals. This line item decreased $760,070 (60%) to $499,553 in 2012 from $1,259,623 in 2011. This decrease was the result of fewer sales of Kansas and Oklahoma nonproducing leaseholds in 2012 compared to 2011.

Financing Activities

Cash applied to financing activities increased $1,454,922 (86%) to $3,140,775 in 2012 from $1,685,853 in 2011. Cash applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2012, cash dividends paid on common stock amounted to $3,100,835 as compared to $1,644,413 in 2011. Dividends of $20.00 per share were paid for 2012 and $10.00 per share for 2011.

Forward-Looking Summary

The Company’s latest estimate of business to be done in 2013 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources, including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company’s risk parameters become available or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

RESULTS OF OPERATIONS

As disclosed in the Statements of Income in Item 8 of this Form 10-K, in 2012 the Company had net income of $4,553,845 as compared to a net income of $5,279,039 in 2011. Net income per share, basic and diluted, was $28.30 in 2012, a decrease of $4.47 per share from $32.77 in 2011. Material line item changes in the Statements of Income will be discussed in the following paragraphs.

Operating Revenues

Operating revenues increased $2,171,416 (17%) to $15,134,381 in 2012 from $12,962,965 in 2011. Oil and gas sales increased $697,789 (6%) to $12,949,108 in 2012 from $12,251,319 in 2011. Lease bonuses and other revenues increased $1,473,627 to $2,185,273 in 2012 from $711,646 in 2011. This increase was the result of an increase in lease bonuses of $1,524,099 from leases in Texas and Kansas. In addition, coal royalties from North Dakota leases decreased $50,472 (18%) to $224,336 in 2012 from $274,808 in 2011. The increase in oil and gas sales is discussed in the following paragraphs.

The $697,789 increase in oil and gas sales was the net result of a $1,205,750 decrease in gas sales, offset by a $1,893,583 increase in oil sales and a $9,956 increase in miscellaneous oil and gas product sales. The following price and volume analysis is presented to explain the changes in oil and gas sales from 2011 to 2012. Miscellaneous oil and gas product sales of $354,853 in 2012 and $344,897 in 2011 are not included in the analysis.

		Variance
Production	2012	Price	Volume	2011
Gas –
MCF (000 omitted)	1,128		21	1,107
$ (000 omitted)	$3,239	$(1,292)	$86	$4,444
Unit Price	$2.87	$(1.15)		$4.02
Oil –
Bbls (000 omitted)	107		22	85
$ (000 omitted)	$9,355	$(115)	$2,008	$7,462
Unit Price	$87.10	$(1.07)		$88.17

The $1,205,750 (27%) decrease in natural gas sales to $3,238,729 in 2012 from $4,444,479 in 2011 was the net result of a decline in the average price received per thousand cubic feet (MCF) and an increase in gas sales volumes. The average price per MCF of natural gas sales decreased $1.15 per MCF to $2.87 in 2012 from $4.02 per MCF in 2011, resulting in a negative gas price variance of $(1,292,124). A positive volume variance of $86,374 was the result of an increase in natural gas volumes sold of 21,486 MCF to 1,128,385 MCF in 2012 from 1,106,899 MCF in 2011. The increase in the volume of gas production was the net result of new 2012 production of about 173,000 MCF, offset by a decline of about 151,000 MCF in production from previous wells. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were adequate to replace working interest reserves produced in 2011 and 2012.

The gas production for 2011 and 2012 includes production from several royalty interest properties drilled by various operators in Robertson County, Texas. These properties accounted for approximately 492,000 MCF and $1,830,000 of the 2011 gas sales and approximately 387,000 MCF and $965,000 of the 2012 gas sales. These properties accounted for about 41% of the Company’s 2011 gas revenues compared to 30% of 2012 gas revenues. Recent depressed natural gas prices have delayed many operators’ current drilling plans. The Company has no control over the timing of future drilling on the acreage in which we hold mineral interests. However, if natural gas prices recover, the Company expects that drilling activity in Robertson County will increase also.

The $1,893,583 (25%) increase in crude oil sales to $9,355,526 in 2012 from $7,461,943 in 2011 was the net result of a decline in the average price per barrel (Bbl) and an increase in oil sales volumes. The average price received per Bbl of oil decreased $1.07 to $87.10 in 2012 from $88.17 in 2011, resulting in a negative oil price variance of $114,726. An increase in oil sales volumes of 22,778 Bbls to 107,407 Bbls in 2012 from 84,629 Bbls in 2011 resulted in a positive volume variance of $2,008,309. The increase in the oil volume production was the net result of new 2012 production of about 33,000 Bbls, offset by a 10,000 Bbl decline in production from previous wells. Of the new 2012 production, approximately 11,000 Bbls (33%) was from Woods County, Oklahoma; about 17,100 Bbls (52%) was from new working interest wells in Oklahoma (in counties other than Woods); 2,900 Bbls (9%) was from new working interest wells in Kansas and Texas; and about 2,000 Bbls (6%) was from new royalty interest wells in Texas. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were adequate to replace working interest reserves produced in 2011 and 2012.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses increased $2,531,228 (36%) to $9,493,080 in 2012 from $6,961,852 in 2011, primarily due to an increase in production and depreciation, depletion and amortization expense. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs increased $375,828 (18%) to $2,414,761 in 2012 from $2,038,933 in 2011. The increase was the result of a $19,072 (4%) increase in gross production tax (net of production tax refunds) to $550,658 in 2012 from $531,586 in 2011, plus an increase in lease operating and handling expense of $356,756 (24%) to $1,864,103 in 2012 from $1,507,347 in 2011. The increase in lease operating and handling expense was due to an increase in lease operating expense of $336,441 (30%) to $1,464,937 in 2012 from $1,128,495 in 2011, and an increase in handling expense of $20,314 from $378,852 in 2011 to $399,166 in 2012. Handling expense is comprised of gas gathering, treating, transportation, and compression costs. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration and Development Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $7,197,753 in 2012 and $6,658,584 in 2011. See Item 8, Note 8 to the accompanying financial statements for a breakdown of these costs. Exploration costs charged to operations were $316,465 in 2012 and $324,908 in 2011, inclusive of unsuccessful exploratory well costs of $316,465 in 2012 and $319,429 in 2011 and no geological and geophysical costs in 2012 and $5,479 in 2011.

Update of Oil and Gas Exploration and Development Activity from December 31, 2011. For the year ended December 31, 2012, the Company participated in the drilling of 28 gross exploratory and 34 gross development working interest wells with working interests ranging from a high of 18% to a low of 2.2%. Of the 28 exploratory wells, 14 were completed as producing wells, 9 as dry holes and 5 were in progress. Of the 34 development wells, 26 were completed as producing wells and 8 were in progress. In management’s opinion, the exploratory drilling summarized above has produced some possible development drilling opportunities.

The following is a summary as of March 5, 2013, updating both exploration and development activity from December 31, 2011, for the period ended December 31, 2012.

The Company participated with its 18% working interest in the completion of three development wells as commercial oil and gas producers on a Barber County, Kansas prospect (these wells were drilled in 2011). The Company participated in six additional development wells on the prospect and in the drilling of a salt water disposal well. Four of these wells were completed as commercial oil and gas producers and two as marginal gas producers. Two additional development wells will be drilled starting in March 2013 and five more are planned for the remainder of 2013. Capitalized costs for the period were $567,966, including $41,668 in prepaid drilling costs.

The Company participated in the drilling of seven step-out wells on a Woods County, Oklahoma prospect (12%, 8%, 16%, 16%, 16%, 16% and 8% working interests). Six of these wells were completed as commercial oil and gas producers and a completion is in progress on the seventh. The Company will participate with a 14% working interest in the drilling of two additional step-out wells starting in March or April 2013. Capitalized costs for the period were $662,094, including $122,515 in prepaid drilling costs.

The Company participated with a 4.6% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Total capitalized costs for the period were $38,543.

The Company participated in the drilling of a development well (17.3% working interest) and an exploratory well (18% interest) on a Woods County, Oklahoma prospect. The development well was completed as a marginal oil and gas producer and the exploratory well as a dry hole. The Company is participating with a 13.7% working interest in the drilling of two additional development wells. One has been drilled and is awaiting completion and the other will be drilled in March 2013. Capitalized costs for the period were $127,913 and dry hole costs were $49,303.

The Company participated with its 16% working interest in a step-out well on a Woods County, Oklahoma prospect. The well has been drilled and is awaiting completion. Prepaid drilling costs were $49,600 for the period.

The Company participated with its 16% working interest in the completion of a step-out well and an exploratory well as commercial oil producers on a Hodgeman County, Kansas prospect (these wells were drilled in 2011). The Company also participated in the drilling of ten additional wells on the prospect (three step-out and seven exploratory). Four of these wells were completed as commercial oil producers, five as dry holes and a completion is in progress on the tenth. Capitalized costs for the period were $301,908, including $12,577 in prepaid drilling costs. Dry hole costs were $108,430 for the period.

The Company participated with a 10% working interest in the completion as a marginal gas producer of an exploratory well on a Grady County, Oklahoma prospect (the well was drilled in 2011). Capitalized costs for the period were $124,118.

The Company participated with its 4.1% working interest in the drilling of an additional horizontal well in a Harding County, South Dakota waterflood unit. It was completed as an oil well but will eventually be converted to a water injection well. Capitalized costs for the period were $122,522.

The Company participated with its 18% working interest in the drilling of an exploratory well on a Ness County, Kansas prospect. Completion attempts have been unsuccessful and $65,525 was charged to dry hole costs.

The Company participated with its 18% working interest in the drilling of two exploratory wells on a Ness and Hodgeman Counties, Kansas prospect. Both wells were completed as commercial oil producers. The Company also participated in the drilling of a salt water disposal well. Capitalized costs for the period were $216,301, including $59,395 in prepaid drilling costs.

The Company participated with 10.5%, 6.6% and 10.5% working interests in the drilling of three step-out horizontal wells on a Garfield County, Oklahoma prospect. The first two wells were completed as commercial oil and gas producers and a completion is in progress on the third. The Company also participated in the drilling of a salt water disposal well. Capitalized costs for the period were $1,087,305, including $304,562 in prepaid drilling costs.

The Company participated with its 7% interest in the re-entry and conversion to salt water disposal of a plugged well on a Custer County, Oklahoma prospect. Capitalized costs for the period were $75,223.

The Company participated with a 9.3% working interest in the completion of an exploratory horizontal well as a marginal oil producer on a Grayson County, Texas prospect (the well was drilled in 2011). The Company is participating with its 7% working interest in the drilling of two additional exploratory horizontal wells on the prospect, the first of which is in progress. Capitalized costs for the period were $92,214.

The Company participated with its 18% working interest in the drilling of an exploratory well on a McClain County, Oklahoma prospect. The well was completed as a commercial oil producer. Capitalized costs for the period were $221,970.

The Company participated with its 18% working interest in the completion of a horizontal development well as a marginal oil producer on a Comanche County, Kansas prospect (the well was drilled in 2011). The Company also participated in the fracking of a marginal well on the prospect, which remained marginal, in the drilling of a salt water disposal well and in the drilling of a vertical development well, which was completed as a marginal oil producer. Capitalized costs for the period were $323,930, including $40,065 in prepaid drilling costs, and an impairment of $304,870 was taken on the horizontal well.

The Company participated with fee mineral interests in the drilling of three exploratory horizontal wells in Beaver County, Oklahoma. The Company has interests of 10.2%, 12.6% and 10.2% in the three wells, which were all completed as commercial oil producers. Capitalized costs for the period were $704,980.

The Company participated with 6.2%, 5.7% and 5.2% working interests in the drilling of three exploratory horizontal wells on a Dewey County, Oklahoma prospect. All three of these wells were completed as commercial oil and gas producers. The Company will participate (5.7% interest) in a horizontal development well that will be drilled in the second quarter of 2013. Capitalized costs for the period were $931,881.

The Company participated with a fee mineral interest in six horizontal development wells in Van Buren County, Arkansas (6.7%, 7.1%, 7%, 3.1%, 9.3% and 9.3% interests). All six of these wells were completed as commercial gas wells. Capitalized costs for the period were $1,101,614.

In December 2012, the Company purchased a 16% interest in 960 net acres of leasehold on a Hodgeman County, Kansas prospect for $14,592. A 3-D seismic survey will be conducted starting in March 2013.

In December 2012, the Company purchased a 10.5% interest in 8,882.56 net acres of leasehold on a Cimarron County, Oklahoma prospect for $116,584 and prepaid an additional $8,400 for the acquisition of additional acreage. A 3-D seismic survey is in progress on the prospect.

In January 2013, The Company purchased a 14% interest in 11,647.61 net acres of leasehold on a Ford and Gray Counties, Kansas prospect for $154,913. A 3-D seismic survey is in progress on the prospect.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major DD&A components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $136,456 in 2012 and $409,045 in 2011. Of the 2012 provision, $101,596 was due to the annual amortization of undeveloped leaseholds and $34,860 was due to specific leasehold impairments. The 2011 provision was due to the annual amortization of undeveloped leaseholds of $394,050 and specific leasehold impairments of $14,995.

As discussed in Item 8, Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. Those assets meeting the first criterion are adjusted to estimated fair value. Evaluation for impairment was performed in both 2012 and 2011. The 2012 impairment loss was $1,811,732 and the 2011 impairment loss was $828,071. The $983,661 increase in impairments in 2012 was mainly due to the Company’s increased participation in the drilling of horizontal wells. In 2012, approximately 40% of the working interest wells in which the Company participated were horizontal wells. A horizontal well may cost five to eight times as much as a vertically drilled well. The increased investment in the costlier horizontal wells results in larger impairments when the oil and gas wells are only marginally economic.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation totaled $3,169,827 in 2012 and $1,909,307 in 2011. The provision also includes $116,048 for 2012 and $82,852 for 2011 for the amortization of the Asset Retirement Costs. See Item 8, Note 2 to the accompanying financial statements for additional information regarding the Asset Retirement Obligation.

Other Income (Loss), Net. See Item 8, Note 11 to the accompanying financial statements for an analysis of the components of this line item for 2012 and 2011. Other income, net decreased $566,542 (54%) to $491,362 in 2012 from $1,057,904 in 2011. The line items responsible for this decrease are described below.

Gains on sales or disposals of assets decreased $638,634 (59%) to $452,590 in 2012 from gains of $1,091,224 in 2011. This was due to lower sales of the Company’s interests in certain non-producing leaseholds in Oklahoma and Kansas.

Net realized and unrealized gains (losses) on trading securities decreased $7,276 to a net loss of $(11,296) in 2012 from a net loss of $(18,572) in 2011. Realized gains or losses result when a trading security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in trading securities owned at the reporting date to estimated fair value. In 2012, the Company had realized gains of $6,359 and unrealized losses of $(17,655). In 2011, the Company had realized gains of $73,334 and unrealized losses of $(91,906).

Interest income increased $9,660 (42%) to $32,434 in 2012 from $22,774 in 2011. This increase was the result of an increase in the average rate of return on and a decrease in the average balance of cash equivalents and average balance of available-for-sale securities from which most of interest income is derived. The average rate of return increased 0.10% to 0.26% in 2012 from 0.16% in 2011. The average balance outstanding decreased $1,434,008 to $12,489,520 in 2012 from $13,923,528 in 2011.

Provision for Income Taxes. See Item 8, Note 6 to the accompanying financial statements for an analysis of the various components of income taxes. In 2012, the Company had an estimated provision for income taxes of $1,651,821 as the result of a current tax provision of $1,187,398 and a deferred tax provision of $464,423. In 2011, the Company had an estimated provision for income taxes of $1,815,862 as the result of a current tax provision of $639,036 and a deferred tax provision of $1,176,826.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Oklahoma City, Oklahoma
March 27, 2013

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	December 31,
	2012	2011
Current Assets:
Cash and Cash Equivalents (Note 2)	$10,842,311	$10,150,742
Available-for-Sale Securities (Notes 2 & 5)	6,652,590	6,654,838
Trading Securities (Notes 2 & 5)	389,335	398,964
Refundable Income Taxes	518,077	816,125
Receivables (Note 2)	1,736,169	1,903,862
	20,138,482	19,924,531

Investments:
Equity Investment (Notes 2 & 7)	594,855	521,852
Other	151,839	151,839
	746,694	673,691
Property, Plant and Equipment (Notes 2, 8 & 10):
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	874,367	1,179,882
Proved Properties	39,329,747	32,441,403
	40,204,114	33,621,285
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	25,726,672	21,177,541
	14,477,442	12,443,744
Other Property and Equipment, at Cost	425,024	417,526

Less – Accumulated Depreciation and Amortization	268,095	227,895
	156,929	189,631
Total Property, Plant and Equipment	14,634,371	12,633,375
Other Assets	363,722	361,802
Total Assets	$35,883,269	$33,593,399

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2012	2011
Current Liabilities:
Accounts Payable	$519,654	$276,017
Other Current Liabilities – Deferred Income Taxes and Other	207,430	292,166
	727,084	568,183

Long-Term Liabilities:
Asset Retirement Obligation (Note 2)	1,162,078	990,074
Dividends Payable (Note 3)	1,535,568	1,419,884
Deferred Tax Liability, Net (Note 6)	3,274,807	2,726,978
	5,972,453	5,136,936
Total Liabilities	6,699,537	5,705,119

Commitments and Contingencies (Notes 2 & 7)

Stockholders’ Equity (Notes 3 & 4):
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	29,898,866	28,563,474
	30,056,234	28,720,842

Less – Treasury Stock, at Cost	872,502	832,562
Total Stockholders’ Equity	29,183,732	27,888,280
Total Liabilities and Stockholders’ Equity	$35,883,269	$33,593,399

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011

Operating Revenues:
Oil and Gas Sales	$12,949,108	$12,251,319
Lease Bonuses and Other	2,185,273	711,646
	15,134,381	12,962,965

Operating Costs and Expenses:
Production	2,414,761	2,038,933
Exploration	316,465	324,908
Depreciation, Depletion, Amortization and Valuation Provisions (Note 10)	5,158,215	3,179,534
General, Administrative and Other	1,603,639	1,418,477
	9,493,080	6,961,852
Income from Operations	5,641,301	6,001,113
Equity Income in Investee (Note 7)	73,003	35,884
Other Income, Net (Note 11)	491,362	1,057,904
Income Before Income Taxes	6,205,666	7,094,901
Provision for Income Taxes (Notes 2 & 6)	1,651,821	1,815,862
Net Income	$4,553,845	$5,279,039

Per Share Data (Note 2):
Net Income, Basic and Diluted	$28.30	$32.77
Cash Dividends	$20.00	$10.00
Weighted Average Shares Outstanding, Basic and Diluted	160,933	161,117

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance at December 31, 2010	$92,368	$65,000	$24,895,712	$(791,122)	$24,261,958

Net Income	—	—	5,279,039	—	5,279,039
Dividends Declared	—	—	(1,611,277)	—	(1,611,277)
Purchase of Treasury Stock	—	—	—	(41,440)	(41,440)

Balance at December 31, 2011	92,368	65,000	28,563,474	(832,562)	27,888,280

Net Income	—	—	4,553,845	—	4,553,845
Dividends Declared	—	—	(3,218,453)	—	(3,218,453)
Purchase of Treasury Stock	—	—	—	(39,940)	(39,940)

Balance at December 31, 2012	$92,368	$65,000	$29,898,866	$(872,502)	$29,183,732

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash Flows from Operating Activities:
Cash Received –
Oil and Gas Sales	$13,005,197	$12,112,905
Lease Bonuses and Coal Royalties	2,295,880	688,287
Sale of Trading Securities	733,913	886,263
Interest Received	31,476	29,462
Agricultural Rentals and Other	6,318	5,781
Dividends Received on Trading Securities	1,678	3,878
Cash Paid –
Production Costs	(2,390,344)	(2,014,775)
General Suppliers, Employees and Taxes, Other than Income Taxes	(1,600,374)	(1,430,493)
Interest Paid	(4,432)	(3,854)
Purchase of Trading Securities	(735,580)	(889,675)
Income Taxes Paid, Net	(889,350)	(1,173,329)
Farm Expense	(370)	(20,317)
Net Cash Provided by Operating Activities	10,454,012	8,194,133

Cash Flows Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Securities	13,307,033	26,032,687
Purchase of Available-for-Sale Securities	(13,304,785)	(19,548,714)
Proceeds from Disposal of Property, Plant and Equipment	499,553	1,259,623
Purchase of Property, Plant and Equipment	(7,167,669)	(7,095,101)
Cash Distributions from Equity and Other Investments	44,200	3,000
Repayments from Equity Investee	—	50,000
Net Cash Provided by/(Applied to) Investing Activities	(6,621,668)	701,495

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	$(3,100,835)	$(1,644,413)
Purchase of Treasury Stock	(39,940)	(41,440)
Total Cash Applied to Financing Activities	(3,140,775)	(1,685,853)

Net Change in Cash and Cash Equivalents	691,569	7,209,775

Cash and Cash Equivalents at Beginning of Year	10,150,742	2,940,967
Cash and Cash Equivalents at End of Year	$10,842,311	$10,150,742

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$4,553,845	$5,279,039
Net Income Increased (Decreased) by Net Change in –
Net Unrealized Holding Losses on Trading Securities	17,655	91,906
Accounts Receivable	168,652	(159,942)
Interest and Dividends Receivable	(958)	6,688
Refundable Income Taxes	298,048	(534,293)
Accounts Payable	118,146	36,768
Trading Securities	(8,028)	(76,745)
Other Assets	(1,920)	(5,842)
Deferred Taxes	464,423	1,176,826
Other Liabilities	(1,330)	24,540
Income from Equity and Other Investments	(117,203)	(38,884)
Exploratory Costs	228,405	305,762
Gain on Disposition of Property, Plant and Equipment	(452,590)	(1,091,224)
Depreciation, Depletion, Amortization and Valuation Provisions	5,186,867	3,179,534
Net Cash Provided by Operating Activities	$10,454,012	$8,194,133

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

Unrealized gains and losses on available-for-sale securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the financial statements.

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

Other property and equipment are depreciated on the straight-line, declining-balance, or other accelerated methods as appropriate.

The following estimated useful lives are used for the different types of property:

Office furniture and fixtures	5 to 10 years
Automotive equipment	5 to 8 years

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present. The Company uses its oil and gas reserve reports to test each producing property for impairment annually. See Note 10 for discussion of impairment losses.

Income Taxes

The Company utilizes an asset/liability approach to calculating deferred income taxes. Deferred income taxes are provided to reflect temporary differences in the basis of net assets and liabilities for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if a determination is made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based upon the technical merits of the position. The Company will record the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with taxing authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The federal income tax returns for 2009, 2010 and 2011 are subject to examination.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2012 and 2011, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas, and South Dakota. The Company had two purchasers in 2012 and 2011 whose purchases were 42% of total oil and gas sales.

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

The following table summarizes the asset retirement obligation for 2012 and 2011:

	2012	2011
Beginning balance at January 1	$990,074	$848,631
Liabilities incurred	126,551	116,487
Liabilities settled (wells sold or plugged)	(4,116)	(4,569)
Accretion expense	29,761	26,010
Revision to estimate	19,808	3,515
Ending balance at December 31	$1,162,078	$990,074

New Accounting Pronouncements

No new accounting standards that were issued or became effective during 2012 have had or are expected to have a material impact on the Company’s financial statements.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012. The Company does not anticipate that this guidance will have any impact on its financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This ASU requires certain additional disclosures related to fair value measurements. The Company adopted this Update as of January 1, 2012 and the adoption did not materially impact its financial statement disclosures.

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation. The amounts were not material to the financial statements and had no effect on previously reported net income.

Note 3 – DIVIDENDS PAYABLE

Dividends payable includes amounts that are due to stockholders whom the Company has been unable to locate, stockholders’ heirs pending ownership transfer documents, or uncashed dividend checks of other stockholders.

Note 4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

		Shares of
	Shares	Treasury	Shares
	Issued	Stock	Outstanding
January 1, 2011, $.50 par value stock, 400,000 shares authorized	184,735	23,456	161,279
Purchase of stock	—	259	(259)

December 31, 2011, $.50 par value stock, 400,000 shares authorized	184,735	23,715	161,020
Purchase of stock	—	232	(232)

December 31, 2012, $.50 par value stock, 200,000 shares authorized	184,735	23,947	160,788

In June 2012, the Company amended its Certificate of Incorporation to change its shares authorized from 400,000 shares to 200,000 shares.

Note 5 – MARKETABLE SECURITIES

At December 31, 2012, available-for-sale securities, consisting entirely of U.S. government securities, are due within one year or less by contractual maturity.

For trading securities, in 2012 the Company recorded realized gains of $6,359 and unrealized losses of $17,655. In 2011 the Company recorded realized gains of $73,334 and unrealized losses of $91,906.

Note 6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2012	2011
Assets:
Net Leasehold Impairment Reserves	$254,045	$280,554
Gas Balance Receivable	52,379	52,379
Long-Lived Asset Impairment	1,293,338	940,713
Other	211,091	173,286
Total Assets	1,810,853	1,446,932
Liabilities:
Receivables	201,436	278,839
Intangible Drilling Costs	4,000,766	3,308,603
Depletion, Depreciation and Other	1,061,574	847,990
Total Liabilities	5,263,776	4,435,432
Net Deferred Tax Liability	$(3,452,923)	$(2,988,500)

The increase in the deferred tax liability for 2012 reflected in the above table is primarily the result of the Company’s increased current year drilling activity, which resulted in an increase in the intangible drilling costs. The lower bonus depreciation rate in 2012 on the lease and well equipment for successful wells (50% compared to 100% in 2011) resulted in a decrease in the 2012 deferred tax provision compared to 2011.

The following table summarizes the current and deferred portions of income tax expense:

	Year Ended December 31,
	2012	2011
Current Tax Provision:
Federal	$1,153,057	$620,591
State	34,341	18,445
	1,187,398	639,036
Deferred Provision	464,423	1,176,826
Total Provision	$1,651,821	$1,815,862

The total provision for income tax expressed as a percentage of income before income tax was 27% for 2012 and 26% for 2011. These amounts differ from the amounts computed by applying the statutory U.S. federal income tax rate of 34% for 2012 and 2011 to income before income tax as summarized in the following reconciliation:

	Year Ended December 31,
	2012	2011

Computed Federal Tax Provision	$2,109,926	$2,412,266

Increase (Decrease) in Tax From:
Allowable Depletion in Excess of Basis	(540,969)	(580,488)
Dividend Received Deduction	(136)	(359)
State Income Tax Provision	34,341	18,445
Other	48,659	(34,002)
Provision for Income Tax	$1,651,821	$1,815,862
Effective Tax Rate	27%	26%

Note 7 – EQUITY INVESTMENT AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

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

The Company leases its corporate office from the Partnership. The operating lease, under which the space was rented, expired February 28, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $29,500 for 2012 and 2011.

Note 8 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

All of the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2012	2011
Acquisition of Properties:
Unproved	$227,050	$476,658
Proved	—	—
Exploration Costs	2,713,181	2,953,503
Development Costs	4,484,572	3,705,081
Asset Retirement Obligation	146,359	120,002

Note 9 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. During 2012 and 2011 there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At December 31, 2012 and 2011, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	2012

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2013	$—	$6,652,590	$—
Trading Securities:
Domestic Equities	211,103	—	—
International Equities	115,106	—	—
Others	63,126	—	—

	2011

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2012	$—	$6,654,838	$—
Trading Securities:
Domestic Equities	275,516	—	—
International Equities	95,223	—	—
Others	28,225	—	—

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents non-recurring fair value liabilities. The fair value of the non-financial liabilities incurred was $126,551 in 2012 and $116,487 in 2011 and was calculated using Level 3 inputs. See Note 2 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses of $1,811,732 for 2012 and $828,071 for 2011 also represent non-recurring fair value expenses. See Note 10 below for the inputs that are used for calculating these expenses.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables, and dividends payable. As of December 31, 2012 and 2011, the historical cost of cash and cash equivalents, trade receivables, trade payables, and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $1,811,732 for 2012 and $828,071 for 2011 are included in the Statements of Income in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments for 2012 and 2011 were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. An average monthly price was used for calculating future revenue and cash flow.

Note 11 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for 2012 and 2011:

	2012	2011
Net Realized and Unrealized Gain (Loss) on Trading Securities	$(11,296)	$(18,572)
Gains on Asset Sales	452,590	1,091,224
Interest Income	32,434	22,774
Settlements of Class Action Lawsuits	718	181
Agricultural Rental Income	5,600	5,600
Dividend Income	1,678	3,878
Income from Other Investments	44,200	3,000
Interest and Other Expenses	(34,562)	(50,181)
Other Income, Net	$491,362	$1,057,904

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

Mesquite, Mid-American and LLTD share facilities and employees including executive officers with the Company. The Company has been reimbursed for services, facilities, and miscellaneous business expenses incurred in 2012 in the amount of $174,589 each by Mesquite, Mid-American and LLTD. Reimbursements in 2011 were $155,048 each by Mesquite, Mid-American and LLTD. Included in the 2012 amounts, Mesquite, Mid-American and LLTD each paid $124,988 for their share of salaries. In 2011, the share of salaries paid by Mesquite, Mid-American and LLTD was $113,873 each.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2012	2011
Oil and Natural Gas Liquids (Bbls)
Proved Developed and Undeveloped Reserves:
Beginning of Year	370,322	303,779
Revisions of Previous Estimates	25,072	41,727
Extensions and Discoveries	146,358	91,248
Purchase of Reserves	—	—
Production	(86,801)	(66,432)
End of Year	454,951	370,322
Proved Developed Reserves:
Beginning of Year	370,322	303,779
End of Year	454,951	370,322

Gas (MCF)
Proved Developed and Undeveloped Reserves:
Beginning of Year	2,588,974	2,052,075
Revisions of Previous Estimates	(111,215)	501,889
Extensions and Discoveries	1,766,753	504,193
Purchase of Reserves	—	—
Production	(610,032)	(469,183)
End of Year	3,634,480	2,588,974
Proved Developed Reserves:
Beginning of Year	2,588,974	2,052,075
End of Year	3,634,480	2,588,974

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)

Notes:

1.
Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 20,606 Bbls of oil and 518,353 MCF of gas for 2012 and 18,198 Bbls of oil and 637,717 MCF of gas for 2011.

2.
The preceding table sets forth estimates of the Company’s proved developed oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2012 and 2011. The Company engineer’s qualifications in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

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

4.
The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2012 summary reserve report was tested by comparison to 2012 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTEREST
OIL AND GAS RESERVES
(Unaudited)

	At December 31,
	2012	2011

Future Cash Inflows	$47,594,837	$44,049,488

Future Production and Development Costs	(14,711,266)	(13,259,160)

Future Asset Retirement Obligation	(1,499,238)	(1,340,919)

Future Income Tax Expense	(6,744,346)	(6,677,879)

Future Net Cash Flows	24,639,987	22,771,530

10% Annual Discount for Estimated Timing of Cash Flows	(7,621,558)	(6,716,410)

Standardized Measure of Discounted Future Net Cash Flows	$17,018,429	$16,055,120

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2011 and 2012, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS FROM
PROVED WORKING INTEREST RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2012	2011
Standardized Measure, Beginning of Year	$16,055,120	$10,429,195
Sales and Transfers, Net of Production Costs	(7,431,704)	(6,217,245)
Net Change in Sales and Transfer Prices, Net of Production Costs	(2,076,678)	2,785,761
Extensions, Discoveries and Improved Recoveries,
Net of Future Production and Development Costs	9,250,745	5,751,088
Revisions of Quantity Estimates	184,782	2,997,976
Accretion of Discount	2,020,364	1,325,458
Purchases of Reserves in Place	—	—
Net Change in Income Taxes	(217,583)	(1,648,334)
Net Change in Asset Retirement Obligation	(142,243)	(115,433)
Changes in Production Rates (Timing) and Other	(624,374)	746,654
Standardized Measure, End of Year	$17,018,429	$16,055,120

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a Smaller Reporting Company, Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

/s/ Cameron R. McLain	/s/ James L. Tyler
Cameron R. McLain, President	James L. Tyler, 2nd Vice President
Principal Executive Officer	Principal Financial Officer
March 28, 2013	March 28, 2013

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are exhibits to this Form 10-K. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation dated June 1, 2012.

3.2	Amended By-Laws dated November 16, 2004, are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

14	Code of Ethics incorporated by reference to Exhibit 14 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*#	XBRL Instance Document

101.SCH*#	XBRL Taxonomy Extension Schema Document

101.CAL*#	XBRL Taxonomy Calculation Linkbase Document

101.LAB*#	XBRL Taxonomy Label Linkbase Document

101.PRE*#	XBRL Taxonomy Presentation Linkbase Document

______________________________________
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

Date:  March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Jerry L. Crow
Kyle L. McLain (Director)	Jerry L. Crow (Director)
March 28, 2013	March 28, 2013

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 28, 2013	March 28, 2013