Form 10-K/A
period 2012-12-31
RESERVE PETROLEUM CO
filed 2013-03-29
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
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

EXPLANATORY NOTE

The sole purpose of this amendment to The Reserve Petroleum Company Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Except as described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K and no revisions are being made pursuant to the Company’s financial statements or any other disclosure contained in the Form 10-K.

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits and Financial Statement Schedules	3

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are exhibits to this Form 10-K/A.  Each document marked by an asterisk is filed electronically herewith.  All other documents were previously filed or furnished with the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated June 1, 2012.

3.2	Amended By-Laws dated November 16, 2004, are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

14	Code of Ethics incorporated by reference to Exhibit 14 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*#	XBRL Instance Document

101.SCH*#	XBRL Taxonomy Extension Schema Document

101.CAL*#	XBRL Taxonomy Calculation Linkbase Document

101.LAB*#	XBRL Taxonomy Label Linkbase Document

101.PRE*#	XBRL Taxonomy Presentation Linkbase Document

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
Date: March 29, 2013

/s/ James L. Tyler
	By:	James L. Tyler, 2nd Vice President
(Principal Financial Officer)

Date:  March 29, 2013