Form 10-Q
period 2013-03-31
RESERVE PETROLEUM CO
filed 2013-05-15
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 9, 2013, 160,698.64 shares of the registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Derived from audited financial statements)

Current Assets:
Cash and Cash Equivalents	$10,880,206	$10,842,311
Available-for-Sale Securities	6,652,590	6,652,590
Trading Securities	424,629	389,335
Refundable Income Taxes	270,373	518,077
Receivables	1,885,757	1,736,169
Prepaid Expenses	70,190	—
	20,183,745	20,138,482
Investments:
Equity Investment	593,622	594,855
Other	151,839	151,839
	745,461	746,694
Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,033,005	874,367
Proved Properties	41,058,730	39,329,747
	42,091,735	40,204,114

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	26,510,695	25,726,672
	15,581,040	14,477,442
Other Property and Equipment, at Cost	426,306	425,024

Less – Accumulated Depreciation	277,726	268,095
	148,580	156,929
Total Property, Plant and Equipment	15,729,620	14,634,371
Other Assets	367,407	363,722
Total Assets	$37,026,233	$35,883,269

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Derived from audited financial statements)

Current Liabilities:
Accounts Payable	$205,109	$519,654
Other Current Liabilities – Deferred Income Taxes and Other	286,395	207,430
	491,504	727,084
Long-Term Liabilities:
Asset Retirement Obligation	1,217,764	1,162,078
Dividends Payable	1,516,906	1,535,568
Deferred Tax Liability, Net	3,386,637	3,274,807
	6,121,307	5,972,453
Total Liabilities	6,612,811	6,699,537

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	31,141,876	29,898,866
	31,299,244	30,056,234

Less – Treasury Stock, at Cost	885,822	872,502
Total Stockholders’ Equity	30,413,422	29,183,732
Total Liabilities and Stockholders’ Equity	$37,026,233	$35,883,269

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Operating Revenues:
Oil and Gas Sales	$3,824,316	$3,381,732
Lease Bonuses and Other	22,068	132,502
	3,846,384	3,514,234
Operating Costs and Expenses:
Production	727,505	620,148
Exploration	241,803	17,614
Depreciation, Depletion, Amortization and Valuation Provisions	872,955	733,132
General, Administrative and Other	431,970	442,100
	2,274,233	1,812,994
Income from Operations	1,572,151	1,701,240

Other Income, Net	54,364	80,351
Income Before Provision for Income Taxes	1,626,515	1,781,591

Provision for Income Taxes:
Current	227,710	324,766
Deferred	155,795	111,937
Total Provision for Income Taxes	383,505	436,703
Net Income	$1,243,010	$1,344,888

Per Share Data:
Net Income, Basic and Diluted	$7.73	$8.35

Weighted Average Shares Outstanding, Basic and Diluted	160,747	160,981

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net Cash Provided by Operating Activities	$2,229,181	$2,467,280

Cash Flows Applied to Investing Activities:
Proceeds from Disposal of Property, Plant and Equipment	—	2,943
Purchase of Property, Plant and Equipment	(2,175,804)	(875,426)
Cash Distribution from Equity Investee	16,500	—
Net Cash Applied to Investing Activities	(2,159,304)	(872,483)

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(18,662)	(13,697)
Purchase of Treasury Stock	(13,320)	(10,080)
Total Cash Applied to Financing Activities	(31,982)	(23,777)

Net Change in Cash and Cash Equivalents	37,895	1,571,020

Cash and Cash Equivalents, Beginning of Period	10,842,311	10,150,742
Cash and Cash Equivalents, End of Period	$10,880,206	$11,721,762

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2012, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Net Realized and Unrealized Gain on Trading Securities	$35,074	$62,877
Gain on Asset Sales	3,683	2,930
Interest Income	5,844	7,350
Equity Earnings in Investee	15,267	18,294
Other Income	3,219	274
Interest and Other Expenses	(8,723)	(11,374)
Other Income, Net	$54,364	$80,351

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

Note 4 – PROVISION FOR INCOME TAXES

In 2013 and 2012, the effective tax rate was less than the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

Excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, reduces estimated taxable income projected for any year. The federal excess percentage depletion estimates will be updated throughout the year until finalized with the detail well-by-well calculations at year-end. When a provision for income taxes is recorded, federal excess percentage depletion benefits decrease the effective tax rate. The benefit of federal excess percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2012	$1,162,078
Liabilities incurred for new wells	47,090
Accretion expense	8,596
Balance at March 31, 2013	$1,217,764

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At March31, 2013 and December31, 2012, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2013	$—	$6,652,590	$—
Trading Securities:
Domestic Equities	263,689	—	—
International Equities	114,565	—	—
Others	46,375	—	—

	December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2013	$—	$6,652,590	$—
Trading Securities:
Domestic Equities	211,103	—	—
International Equities	115,106	—	—
Others	63,126	—	—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the quarter ended March 31, was $47,090 in 2013 and $34,997 in 2012 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2013 and December 31, 2012, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued and none that became effective since December 31, 2012 that were directly applicable to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (hereinafter, the “2012 Form 10-K”), as well as the financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the 2012 Form 10-K.

We caution you not to place undue reliance on these forward looking statements, which speak only as of the date of this Form 10-Q, and we undertake no obligation to update this information. You are urged to carefully review and consider the disclosures made in this and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2013, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $2,229,181 and a cash distribution of $16,500 from an equity investment for total cash provided of $2,245,681. The Company utilized cash for property additions of $2,175,804 and financing activities of $31,982 for total cash applied of $2,207,786. Cash and cash equivalents increased $37,895 to $10,800,206.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2012. A discussion of these items follows.

Trading securities increased $35,294 (9%) from $389,335 to $424,629. The increase was the net result of a $46,229 increase in the trading securities market value offset by $10,935 of net losses from these securities.

Refundable income taxes decreased $247,704 (48%) to $270,373 from $518,077 due mostly to the first quarter 2013 current income tax provision of $227,710.

Receivables increased $149,588 (9%) to $1,885,757 from $1,736,169. This increase was due mostly to higher oil and gas sales receivables. Sales variances are discussed in the “Results of Operations” section below.

Accounts payable decreased $314,545 (61%) to $205,109 from $519,654 due primarily to increased payments to operators for drilling advances in the quarter ended March 31, 2013 compared to the quarter ended December 31, 2012. These drilling advances result in lower accounts payable when the operators’ monthly billings are credited against the advances.

Deferred income taxes and other liabilities increased $78,965 (38%) to $286,395 from $207,430. The increase is due to an increase of $35,000 in ad valorem tax accruals and an increase of $43,965 in current deferred income taxes. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,229,181 in 2013, a decrease of $238,099 (10%) from the comparable period in 2012. The decrease was primarily the result of an increase in cash applied to geological and geophysical expense of $237,432. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property additions in 2013 was $2,175,804, an increase of $1,300,378 (149%) from cash applied in 2012 of $875,426. For both 2013 and 2012, cash applied to property additions was mostly related to oil and gas exploration and development activity. The increase in property additions for 2013 is mostly due to the increased exploration and development drilling activity in the first quarter of 2013 versus 2012. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2012 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2013, Compared with Three Months Ended March 31, 2012

Net income decreased $101,878 (8%) to $1,243,010 in 2013 from $1,344,888 in 2012. Net income per share, basic and diluted, decreased $0.62 to $7.73 in 2013 from $8.35 in 2012.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $442,584 (13%) to $3,824,316 in 2013 from $3,381,732 in 2012. Of the $442,584 change, crude oil sales increased $37,533; natural gas sales increased $415,926; and miscellaneous oil and gas product sales decreased $10,875.

The $37,533 (2%) increase in oil sales to $2,505,294 in 2013 from $2,467,761 in 2012 was the net result of a decrease in the average price per barrel (Bbl) and an increase in the volume sold. The volume of oil sold increased 3,612 Bbls to 29,720 Bbls in 2013, resulting in a positive volume variance of $341,406. The average price per Bbl declined $10.22 to $84.30 per Bbl in 2013, resulting in a negative price variance of $303,873. The increase in oil volumes sold was mostly due to production of 9,700 Bbls from new wells partially offset by production declines from older wells.

The $415,926 (50%) increase in gas sales to $1,245,205 in 2013 from $829,279 in 2012 was the result of an increase in the average price per thousand cubic feet (MCF) and an increase in the volume sold. The volume of gas sold increased 122,813 MCF to 404,954 MCF in 2013 from 282,141 MCF in 2012, for a positive volume variance of $361,070. The increase in gas volumes sold was mostly due to production of 172,000 MCF from new wells partially offset by production declines from older wells. The average price per MCF increased $0.13 to $3.07 MCF in 2013 from $2.94 per MCF in 2012, resulting in a positive price variance of $54,856.

Sales from the Robertson County, Texas royalty interest properties provided approximately 27% of the Company’s first quarter 2013 gas sales volumes and about 38% of the first quarter 2012 gas sales volumes. See discussion on page 12 of the 2012 Form 10-K under the subheading “Operating Revenues” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $73,817 in 2013 compared to $84,692 in 2012.

The Company received lease bonuses of $22,068 in the first quarter of 2013 for leases on its owned minerals. Lease bonuses for the first quarter of 2012 were $17,990.

There were no coal royalties for the first quarter of 2013, compared to $114,512 for 2012, for coal mined during this period on North Dakota leases.

Operating Costs and Expenses. Operating costs and expenses increased $461,239 (25%) to $2,274,233 in 2013 from $1,812,994 in 2012. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $107,357 (17%) in 2013 to $727,505 from $620,148 in 2012. This increase was due entirely to an increase in lease operating and handling expense of $108,064 (24%) to $565,073 for 2013 from $457,009 for 2012. This increase was due primarily to new wells which first produced after March 31, 2012.

Exploration Costs. Total exploration expense increased $224,189 to $241,803 in 2013 from $17,614 in 2012. The increase was entirely due to geological and geophysical expense of $237,432 in 2013 and none in 2012.

The following is a summary as of April 30, 2013, updating both exploration and development activity from December 31, 2012, for the period ended March 31, 2013.

The Company participated with its 18% working interest in the drilling of two development wells on a Barber County, Kansas prospect. Completions are in progress on both wells. Five additional development wells are planned for the remainder of 2013. Prepaid costs for the period were $44,179.

The Company will participate with a 14% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect starting in May 2013.

The Company participated with a 13.7% working interest in the drilling of two development wells on a Woods County, Oklahoma prospect. Completions are in progress on both wells. Capitalized costs for the period were $132,568, including $46,811 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. A completion is in progress. Capitalized costs were $68,800 for the period including $60,072 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Hodgeman County, Kansas prospect. The well was completed as a commercial oil producer. An additional step-out well will be drilled on the prospect in May 2013. Capitalized costs for the period were $88,000, including $26,958 in prepaid drilling costs.

The Company will participate with its 8.3% interest in the drilling of two additional horizontal wells in a Harding County, South Dakota waterflood unit starting in June 2013.

The Company participated with its 10.5% working interest in the drilling of a step-out horizontal well on a Garfield County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Prepaid drilling costs for the period were $55,125.

The Company is participating with its 7% working interest in the drilling of two exploratory horizontal wells on a Grayson County, Texas prospect. Drilling is in progress on the first of these wells. Capitalized costs for the period were $749,000, including $591,770 in prepaid drilling costs.

The Company participated with fee mineral interests in completion operations on two exploratory horizontal wells in Beaver County, Oklahoma (the wells were drilled in 2012). The Company has interests of 12.6% and 10.2% in the wells, which were both completed as commercial oil producers. Capitalized costs for the period were $524,273.

The Company participated with a 5.7% working interest in the drilling of a horizontal development well on a Dewey County, Oklahoma prospect. The well has been drilled and is awaiting completion. Capitalized costs for the period were $7,423.

The Company participated with its 16% interest in a 3-D seismic survey on a Hodgeman County, Kansas prospect. An exploratory well will be drilled on the prospect in May 2013.

The Company participated with its 10.5% interest in a 3-D seismic survey on a Cimarron County, Oklahoma prospect. The data has been acquired and processed and is being interpreted.

In January 2013, the Company purchased a 14% interest in 11,647.61 net acres of leasehold on a Ford and Gray Counties, Kansas prospect for $154,913. A 3-D seismic survey was conducted on the prospect. The data has been acquired and processed and is being interpreted.

In April 2013, the Company agreed to participate in the development of a prospect in Grayson County, Texas with an 8.75% interest. Acreage acquisition is in progress.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $139,823 (19%) in 2013 to $872,955 from $733,132 in 2012. The change was mostly the result of an increase of $137,726 in the depreciation of tangible and intangible lease and well costs on successful wells. This increase was due to depreciation of asset costs for successful wells that first produced after March 31, 2012.

Other Income, Net. This line item decreased $25,987 (32%) to $54,364 in 2013 from $80,351 in 2012. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities gains in 2013 were $35,075 compared to gains of $62,877 in 2012, a decrease of $27,802. In 2013, the Company had realized losses of $11,154 and unrealized gains of $46,229 from adjusting the securities to estimated fair market value. In 2012, the Company had realized losses of $889 and unrealized gains of $63,766.

Provision for Income Taxes. The provision for income taxes decreased $53,198 to $383,505 in 2013 from $436,703 in 2012. The decrease was due to the decrease in income before income taxes of $155,076 to $1,626,515 in 2013 from $1,781,591 in 2012. Of the 2013 income tax provision, the estimated current tax expense was $227,710 and the estimated deferred tax expense was $155,795. Of the 2012 income tax provision, the current and deferred expenses were $324,766 and $111,937, respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2013, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
January 1 to January 31, 2013	9	$ 180.00	—	—
February 1 to February 28, 2013	63	$ 180.00	—	—
March 1 to March 31, 2013	2	$ 180.00	—	—
Total	74	$ 180.00	—	—

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

______________________________
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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2013	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: May 15, 2013	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer