Form 10-Q
period 2013-06-30
RESERVE PETROLEUM CO
filed 2013-08-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 9, 2013, 159,609.306 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Derived from
		audited financial
		statements)

Current Assets:
Cash and Cash Equivalents	$11,110,007	$10,842,311
Available-for-Sale Securities	6,653,721	6,652,590
Trading Securities	469,769	389,335
Refundable Income Taxes	191,756	518,077
Receivables	2,526,807	1,736,169
Prepaid Expenses	12,213	—

	20,964,273	20,138,482

Investments:
Equity Investment	599,114	594,855
Other	151,839	151,839

	750,953	746,694

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,057,623	874,367
Proved Properties	42,503,901	39,329,747

	43,561,524	40,204,114

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	27,242,184	25,726,672

	16,319,340	14,477,442

Other Property and Equipment, at Cost	426,553	425,024

Less – Accumulated Depreciation	286,929	268,095

	139,624	156,929

Total Property, Plant and Equipment	16,458,964	14,634,371
		-
Other Assets	365,824	363,722

Total Assets	$38,540,014	$35,883,269

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Derived from
		audited financial
		statements)

Current Liabilities:
Accounts Payable	$523,094	$519,654
Other Current Liabilities – Deferred Income Taxes and Other	442,037	207,430

	965,131	727,084

Long-Term Liabilities:
Asset Retirement Obligation	1,240,996	1,162,078
Dividends Payable	1,608,352	1,535,568
Deferred Tax Liability, Net	3,815,842	3,274,807

	6,665,190	5,972,453

Total Liabilities	7,630,321	6,699,537

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	31,791,907	29,898,866

	31,949,275	30,056,234

Less – Treasury Stock, at Cost	1,039,582	872,502

Total Stockholders’ Equity	30,909,693	29,183,732

Total Liabilities and Stockholders’ Equity	$38,540,014	$35,883,269

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenues:
Oil and Gas Sales	$4,956,399	$2,964,869	$8,780,715	$6,346,602
Lease Bonuses and Other	135,604	99,811	157,673	232,312

	5,092,003	3,064,680	8,938,388	6,578,914

Operating Costs and Expenses:
Production	681,933	521,389	1,409,438	1,141,537
Exploration	53,677	81,340	295,480	98,954
Depreciation, Depletion, Amortization and Valuation Provisions	923,338	879,793	1,796,293	1,612,925
General, Administrative and Other	408,941	388,831	840,912	830,931

	2,067,889	1,871,353	4,342,123	3,684,347

Income from Operations	3,024,114	1,193,327	4,596,265	2,894,567

Other Income, Net	108,004	413,844	162,369	494,195

Income Before Provision for Income Taxes	3,132,118	1,607,171	4,758,634	3,388,762

Provision for Income Taxes:
Current	328,624	288,829	556,334	613,595
Deferred	549,847	206,243	705,642	318,180

Total Provision for Income Taxes	878,471	495,072	1,261,976	931,775

Net Income	$2,253,647	$1,112,099	$3,496,658	$2,456,987

Per Share Data
Net Income, Basic and Diluted	$14.04	$6.91	$21.77	$15.26

Cash Dividends Declared and / or Paid	$10.00	$10.00	$10.00	$10.00

Weighted Average Shares Outstanding,
Basic and Diluted	160,532	160,937	160,639	160,959

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Net Cash Provided by Operating Activities	$5,457,450	$4,721,443

Cash Flows Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(6,653,721)	(6,652,196)
Maturity of Available-for-Sale Securities	6,652,589	6,654,837
Proceeds from Disposal of Property, Plant and Equipment	43,007	35,795
Purchase of Property, Plant and Equipment	(3,550,216)	(3,283,882)
Cash Distribution from Equity Investee	16,500	—

Net Cash Applied to Investing Activities	(3,491,841)	(3,245,446)

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(1,530,833)	(1,573,116)
Purchase of Treasury Stock	(167,080)	(15,640)

Total Cash Applied to Financing Activities	(1,697,913)	(1,588,756)

Net Change in Cash and Cash Equivalents	267,696	(112,759)

Cash and Cash Equivalents, Beginning of Period	10,842,311	10,150,742

Cash and Cash Equivalents, End of Period	$11,110,007	$10,037,983

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2012, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Realized and Unrealized Gain (Loss) on Trading Securities	$44,720	$(54,053)	$79,794	$8,824
Gain on Asset Sales	28,789	431,643	32,472	434,573
Interest Income	7,240	8,766	13,084	16,116
Equity Earnings in Investee	5,492	19,866	20,759	38,160
Other Income	30,419	15,599	33,638	15,873
Interest and Other Expenses	(8,656)	(7,977)	(17,378)	(19,351)

Other Income, Net	$108,004	$413,844	$162,369	$494,195

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

Excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, reduces estimated taxable income projected for any year. The federal excess percentage depletion estimates are updated throughout the year until finalized with the detail well-by-well calculations at year-end. When a provision for income taxes is recorded, federal excess percentage depletion benefits decrease the effective tax rate. The benefit of federal excess percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2012	$1,162,078
Liabilities incurred for new wells	61,726
Accretion expense	17,192
Balance at June 30, 2013	$1,240,996

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At June 30, 2013 and December 31, 2012, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2013	$—	$6,653,721	$—
Trading Securities:
Domestic Equities	274,835	—	—
International Equities	132,638	—	—
Others	62,296	—	—

	December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2013	$—	$6,652,590	$—
Trading Securities:
Domestic Equities	211,103	—	—
International Equities	115,106	—	—
Others	63,126	—	—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the six months ended June 30, was $61,726 in 2013 and $48,465 in 2012 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2013 and December 31, 2012, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2013, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $5,457,450 and cash provided by the maturities of available-for-sale securities of $6,652,589. Additional cash of $59,507 was provided by property dispositions and an investment distribution for total cash provided of $12,169,546. The Company utilized cash for the purchase of available-for-sale securities of $6,653,721, property additions of $3,550,216 and financing activities of $1,697,913 for total cash applied of $11,901,850. Cash and cash equivalents increased $267,676 (2%) to $11,110,007.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2012. A discussion of these items follows.

Trading securities increased $80,434 (21%) from $389,335 to $469,769. The increase was the net result of an $83,826 increase in the trading securities market value, offset by $3,392 of net losses from these securities.

Refundable income taxes decreased $326,321 (63%) to $191,756 from $518,077 due mostly to the first half 2013 current income tax provision of $556,334, net of a $250,000 estimated tax payment in June 2013.

Receivables increased $790,638 (46%) to $2,526,807 from $1,736,169. This increase was due almost entirely to an increase in sales receivable. Sales variances are discussed in the "Results of Operations" section below.

Deferred income taxes and other liabilities increased $234,607 (113%) to $442,037 from $207,430 due to an increase of $70,000 in ad valorem tax accruals and an increase of $136,106 in current deferred income taxes. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter. The current deferred income tax liability increase is related to the increased sales receivable.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $5,455,997 in 2013, an increase of $734,554 (16%) from the comparable period in 2012. The increase was primarily due to increased oil and gas sales revenue, partially offset by increased operating costs. For more information see "Operating Revenues" and "Operating Costs and Expenses" below.

Cash applied to the purchase of property additions in 2013 was $3,550,216, an increase of $266,334 (8%) from cash applied in 2012 of $3,283,882. In both 2013 and 2012, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading "Exploration Costs" in the "Results of Operations" section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2012 Form 10-K would not be representative of the Company's current position.

Material Changes in Results of Operations Six Months Ended June 30, 2013, Compared with Six Months Ended June 30, 2012

Net income increased $1,039,671 (42%) to 3,496,658 in 2013 from $2,456,987 in 2012. Net income per share, basic and diluted, increased $6.51 to $21.77 in 2013 from $15.26 in 2012.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $2,434,113 (38%) to $8,780,715 in 2013 from $6,346,602 in 2012. The $2,434,113 increase is a combination of higher natural gas sales of $1,208,746 and higher crude oil sales of $1,257,108, offset by a decrease in miscellaneous oil and gas product sales of $31,741.

The $1,257,108 (26%) increase in oil sales to $6,046,131 in 2013 from $4,789,023 in 2012 was the net result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 17,364 Bbls to 70,202 Bbls in 2013, resulting in a positive volume variance of $1,573,811. This volume increase was the net result of an increase of about 29,000 Bbls for production that began after June 30, 2012, offset by a decline of about 11,600 Bbls from older properties. The average price per Bbl decreased $4.51 to $86.13 per Bbl in 2013, resulting in a negative price variance of $316,703.

The $1,208,746 (87%) increase in gas sales to $2,601,076 in 2013 from $1,392,330 in 2012 was the result of an increase in both the average price per thousand cubic feet (MCF) and the volume sold. The volume of gas sold increased 237,389 MCF to 745,550 MCF from 508,160 MCF in 2012, for a positive volume variance of $650,432. This volume increase was the net result of an increase of about 330,000 MCF for production from wells that began producing after June 30, 2012, offset by a decline of about 93,000 MCF from older properties. The average price per MCF increased $0.75 to $3.49 per MCF from $2.74 per MCF in 2012, resulting in a positive price variance of $558,314. Of the increased gas sales volumes from new wells, about 202,000 MCF were from Arkansas properties.

Sales from the Robertson County, Texas royalty interest properties provided approximately 27% of the Company's first half 2013 gas sales volumes and about 33% of the first half 2012 gas sales volumes. See discussion on page 12 of the 2012 Form 10-K under the subheading "Operating Revenues" for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company's oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $133,508 in 2013 as compared to $165,249 in 2012.

The Company received lease bonuses of $157,033 in the first half of 2013 for leases on its owned minerals. Lease bonuses for the first half of 2012 were $20,209.

Coal royalties were $640 for the first half of 2013, compared to $212,103 for 2012, for coal mined during these periods on North Dakota leases. No coal has been mined in 2013 from the Company's mineral leases. See subheading "Operating Revenues" on page 12 of the 2012 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses increased $657,776 (18%) to $4,342,123 in 2013 from $3,684,347 in 2012. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $267,901 (23%) in 2013 to $1,409,438 from $1,141,537 in 2012. Lease operating expense and transportation and compression expense increased $221,557 (26%) in 2013 to $1,075,725 from $854,168 in 2012 due to lease operating expense on wells that first produced after June 30, 2012. Production taxes increased $46,344 (16%) to $333,713 in 2013 from $287,369 in 2012 due to the increased oil and gas sales revenues described above in the "Operating Revenues" section.

Exploration Costs. Total exploration expense increased $196,526 (199%) to $295,480 in 2013 from $98,954 in 2012. Dry hole costs decreased $96,017 (97%) in 2013 to $2,937 from $98,954 in 2012. This decrease was offset by an increase in geological and geophysical expense of $292,543 from zero in 2012.

The following is a summary as of July 26, 2013, updating both exploration and development activity from December 31, 2012, for the period ended June 30, 2013.

The Company participated with its 18% working interest in the drilling of four development wells on a Barber County, Kansas prospect. Two of these wells were completed as commercial gas producers and completions are in progress on the other two. Three additional development wells are planned for the remainder of 2013. Capitalized costs for the period were $288,633, including $152,444 in prepaid drilling costs.

The Company participated with a 14% working interest in the drilling of two step-out wells on a Woods County, Oklahoma prospect. Both wells have been completed and are being tested. The Company will participate with 8%, 8%, 15% and 15% working interests in the drilling of four additional step-out wells starting in August 2013. Capitalized costs for the period were $179,900, including $130,366 in prepaid drilling costs.

The Company participated with a 13.7% working interest in the drilling of two development wells on a Woods County, Oklahoma prospect. Both wells were completed as commercial oil and gas producers. The Company will participate with 13.7% and 17.9% working interests in the drilling of two additional development wells starting in September 2013. Capitalized costs for the period were $190,265, including $1,767 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well was completed as a marginal oil and gas producer. Capitalized costs were $71,118 for the period.

The Company participated with its 16% working interest in the drilling of two step-out wells on a Hodgeman County, Kansas prospect. Both wells were completed as commercial oil producers. Capitalized costs for the period were $176,000, including $58,629 in prepaid drilling costs.

The Company is participating with its 8.3% interest in two additional horizontal wells in a Harding County, South Dakota waterflood unit. Both wells have been drilled and are awaiting completion. Capitalized costs for the period were $228,465.

The Company participated with its 10.5% working interest in the drilling of a step-out horizontal well on a Garfield County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $121,786.

The Company participated with its 7% working interest in the drilling of two exploratory wells on a Grayson County, Texas prospect. The first well was drilled and completed as a horizontal well. For geologic reasons, the planned horizontal section of the second well was not drilled and it was completed as a vertical well. Both wells are being tested. Capitalized costs for the period were $888,914, including $268,708 in prepaid drilling costs.

The Company participated with fee mineral interests in completion operations on two exploratory horizontal wells in Beaver County, Oklahoma (the wells were drilled in 2012). The Company has interests of 12.6% and 10.2% in the wells, which were both completed as commercial oil producers. Capitalized costs for the period were $582,525.

The Company participated with a 5.7% working interest in the drilling of a horizontal development well on a Dewey County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $263,163.

The Company participated with its 16% interest in a 3-D seismic survey on a Hodgeman County, Kansas prospect. An exploratory well was drilled and completed as a marginal oil producer. Capitalized costs for the period were $88,000, including $45,824 in prepaid drilling costs. Seismic costs of $15,533 were expensed.

The Company participated with its 10.5% interest in a 3-D seismic survey on a Cimarron County, Oklahoma prospect. An exploratory well will be drilled starting in August 2013. Seismic costs of $91,822 were expensed for the period.

In January 2013, the Company purchased a 14% interest in 11,647.61 net acres of leasehold on a Ford and Gray Counties, Kansas prospect for $154,913. A 3-D seismic survey was conducted on the prospect. The Company is participating in an exploratory well that is currently drilling. Prepaid drilling costs for the period were $39,481. Seismic costs of $185,187 were expensed.

In April 2013, the Company agreed to participate in the development of a prospect in Grayson County, Texas with an 8.75% interest. Acreage acquisition is in progress. Prospect costs for the period were $29,750.

In July 2013, the Company purchased an 18% interest in 1440 net acres of leasehold on a Meade County, Kansas prospect for $24,624. An exploratory well will be drilled in August 2013.

The Company will participate with a 7.5% working interest in the drilling of a step-out horizontal well on a Woods County, Oklahoma prospect in the second half of 2013.

The Company will participate with a 9% working interest in the drilling of a step-out horizontal well on a Roger Mills County, Oklahoma prospect in the second half of 2013.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $183,368 (11%) in 2013 to $1,796,293 from $1,612,925 in 2012. The increase was mostly due to the combination of an increase of approximately $397,000 in current year depreciation expense on oil and gas properties, offset by a 2012 impairment loss of $200,000 with no similar amounts in 2013.

Other Income, Net. This line item decreased $331,826 to $162,369 in 2013 from $494,195 in 2012. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item. Components with significant changes are discussed in the following paragraphs.

Gains on trading securities in 2013 were $79,794 as compared to gain of $8,824 in 2012, an increase of $70,970. In 2013, the Company had realized losses of $4,032 and unrealized gains of $83,826 from adjusting the securities to estimated fair market value. In 2012, the Company had realized losses of $8,525 and unrealized gains of $17,349.

Gain on asset sales decreased $402,101 to $32,472 in 2013 from $434,573 in 2012. The decrease was due mostly to a $406,000 gain from sales of the Company's interest in some non-producing leaseholds in Oklahoma and Kansas in 2012 with no similar sales in 2013.

Provision for Income Taxes. The provision for income taxes increased $330,201 to $1,261,976 in 2013 from $931,775 in 2012. The increase was due to the higher income before income taxes of $1,369,872 to $4,758,634 in 2013 from $3,388,762 in 2012. Of the 2013 income tax provision, the estimated current tax expense was $556,334 and the estimated deferred tax expense was $705,642. Of the 2012 income tax provision, the current and deferred tax expenses were $613,595 and $318,180, respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012.

Net income increased $1,141,548 to $2,253,647 in 2013 from $1,112,099 in 2012. The material changes in the results of operations, which caused the increase in net income, are discussed below.

Operating Revenues. Revenues from oil and gas sales increased $1,991,530 to $4,956,399 in 2013 from $2,964,869 in 2012. The increase was the net result of an increase in oil sales of $1,219,575 (53%) to $3,540,837; an increase in gas sales of $792,820 (141%) to $1,355,871; and a decrease in sales of miscellaneous products of $20,865 to $59,691.

The $1,219,575 increase in oil sales was the result of an increase in the volume of oil sold of 13,752 Bbls to 40,482 Bbls, for a positive volume variance of $1,194,255, and an increase in the average price received of $0.63 per Bbl to $87.47, for a positive price variance of $25,320.

The $792,820 increase in gas sales was the result of an increase in the volume of gas sold of 114,576 MCF, for a positive volume variance of $285,427, and an increase in the average price of $1.49 per MCF to $3.98, for a positive price variance of $507,393.

Other operating revenues increased $35,793 to $135,604 in 2013 from $99,811 in 2012. This increase was the net result of an increase in lease bonuses for minerals in various Oklahoma and Texas Counties of $132,745 to $134,963 in 2013 from $2,219 in 2012, offset by a decline in coal royalties of $96,952 to $640 in 2013 from $97,592 in 2012.

Production Expense. Production expense increased $160,544 to $681,933 in 2013 from $521,389 in 2012. Lease operating expense and transportation and compression expense increased $113,493 to $510,652 in 2013 from $397,159 in 2012. Production taxes increased $47,051 to $171,281 in 2013 from $124,230 in 2012.

Other Income, Net. This line item decreased $305,840 to $108,004 in 2013 from $413,844 in 2012. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. Components with significant changes are discussed in the following paragraphs.

Trading securities gains in 2013 were $44,720 compared to losses of $54,053 in 2012; primarily unrealized gains in 2013 and unrealized losses in 2012.

Gain on asset sales decreased $402,854 to $28,789 in 2013 from a gain of $431,643 in 2012. The decrease was due to the gain from sales of the Company's interest in some non-producing leaseholds in Oklahoma and Kansas in 2012 discussed in "Item 2." above, for the six months ended June 30, 2013, with no similar sales in 2013.

Provision for Income Taxes. Provision for income taxes increased $383,399 to $878,471 in 2013 from $495,072 in 2012. See discussion above in "Item 2." and Note 4 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in "Item 2." above, for the six months ended June 30, 2013.

Off-Balance Sheet Arrangement

The Company's off-balance sheet arrangement relates to Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership. The Company does not have actual or effective control of this entity. Management of this entity could at any time make decisions in its own best interest, which could materially affect the Company's net income or the value of the Company's investment.

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

The Company's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended June 30, 2013, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
April 1 to April 30, 2013	16	$180.00	—	—
May 1 to May 31, 2013	307	$230.00	—	—
June 1 to June 30, 2013	349	$230.00	—	—
Total	672	$229.00	—	—

1The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by stockholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are exhibits to this Form 10-Q. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document
* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 14, 2013	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 14, 2013	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer