Form 10-Q
period 2013-09-30
RESERVE PETROLEUM CO
filed 2013-11-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of November 8, 2013, 159,441 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Derived from
		audited financial
		statements)

Current Assets:
Cash and Cash Equivalents	$13,172,411	$10,842,311
Available-for-Sale Securities	6,653,721	6,652,590
Trading Securities	570,388	389,335
Refundable Income Taxes	—	518,077
Receivables	2,443,874	1,736,169
Prepaid Expenses	8,287	—
	22,848,681	20,138,482
Investments:
Equity Investment	610,853	594,855
Other	151,839	151,839
	762,692	746,694

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,111,132	874,367
Proved Properties	43,545,985	39,329,747
	44,657,117	40,204,114

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	28,637,061	25,726,672
	16,020,056	14,477,442
Other Property and Equipment, at Cost	426,712	425,024

Less – Accumulated Depreciation	295,173	268,095
	131,539	156,929
Total Property, Plant and Equipment	16,151,595	14,634,371
Other Assets	365,904	363,722
Total Assets	$40,128,872	$35,883,269

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Derived from
		audited financial
		statements)

Current Liabilities:
Accounts Payable	$366,547	$519,654
Income Taxes Payable	453,132	—
Other Current Liabilities – Deferred Income Taxes and Other	450,945	207,430
	1,270,624	727,084

Long-Term Liabilities:
Asset Retirement Obligation	1,268,454	1,162,078
Dividends Payable	1,490,912	1,535,568
Deferred Tax Liability, Net	3,679,849	3,274,807
	6,439,215	5,972,453
Total Liabilities	7,709,839	6,699,537

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,437,319	29,898,866
	33,594,687	30,056,234

Less – Treasury Stock, at Cost	1,175,654	872,502
Total Stockholders’ Equity	32,419,033	29,183,732
Total Liabilities and Stockholders’ Equity	$40,128,872	$35,883,269

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues:
Oil and Gas Sales	$4,679,450	$3,061,322	$13,460,165	$9,407,923
Lease Bonuses and Other	16,016	167,063	173,689	399,375
	4,695,466	3,228,385	13,633,854	9,807,298

Operating Costs and Expenses:
Production	725,910	595,196	2,135,349	1,736,733
Exploration	52,864	86,141	348,344	185,095
Depreciation, Depletion, Amortization and Valuation Provisions	1,547,272	717,724	3,343,565	2,330,648
General, Administrative and Other	351,456	366,790	1,192,367	1,197,722
	2,677,502	1,765,851	7,019,625	5,450,198

Income from Operations	2,017,964	1,462,534	6,614,229	4,357,100

Other Income, Net	116,256	19,933	278,625	514,128
Income Before Provision for Income Taxes	2,134,220	1,482,467	6,892,854	4,871,228

Income Tax Provision / (Benefit):
Current	650,894	14,009	1,207,228	627,604
Deferred	(162,085)	316,727	543,557	634,907
Total Provision for Income Taxes	488,809	330,736	1,750,785	1,262,511

Net Income	$1,645,411	$1,151,731	$5,142,069	$3,608,717

Per Share Data
Net Income, Basic and Diluted	$10.30	$7.16	$32.07	$22.42

Cash Dividends Declared and/or Paid	$—	$—	$10.00	$10.00

Weighted Average Shares Outstanding,
Basic and Diluted	159,695	160,920	160,321	160,946

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Net Cash Provided by Operating Activities	$9,173,877	$6,698,435

Cash Flows Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(6,653,721)	(6,652,196)
Maturity of Available-for-Sale Securities	6,652,590	6,654,838
Proceeds from Disposal of Property, Plant and Equipment	42,640	493,763
Purchase of Property, Plant and Equipment	(4,950,362)	(5,504,763)
Cash Distribution from Equity Investee	16,500	—
Net Cash Applied to Investing Activities	(4,892,353)	(5,008,358)

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(1,648,272)	(1,602,073)
Purchase of Treasury Stock	(303,152)	(17,080)
Total Cash Applied to Financing Activities	(1,951,424)	(1,619,153)
Net Change in Cash and Cash Equivalents	2,330,100	70,924

Cash and Cash Equivalents, Beginning of Period	10,842,311	10,150,742
Cash and Cash Equivalents, End of Period	$13,172,411	$10,221,666

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
NOTES TO FINANCIAL STATEMENTS

September 30, 2013
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

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Realized and Unrealized Gain (Loss) on Trading Securities	$100,173	$(12,102)	$179,967	$(3,278)
Gain on Asset Sales	766	12,682	33,238	447,255
Interest Income	4,171	8,479	17,255	24,595
Equity Earnings in Investee	11,739	11,799	32,498	49,959
Other Income	8,142	6,604	41,780	22,477
Interest and Other Expenses	(8,735)	(7,529)	(26,113)	(26,880)

Other Income, Net	$116,256	$19,933	$278,625	$514,128

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2012	$1,162,078
Liabilities incurred for new wells	80,588
Accretion expense	25,788
Balance at September 30, 2013	$1,268,454

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At September 30, 2013 and December 31, 2012, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2013	$—	$6,653,721	$—
Trading Securities:
Domestic Equities	418,613	—	—
International Equities	128,830	—	—
Others	22,945	—	—

	December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2013	$—	$6,652,590	$—
Trading Securities:
Domestic Equities	211,103	—	—
International Equities	115,106	—	—
Others	63,126	—	—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30, was $80,588 in 2013 and $113,204 in 2012 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2013 and December 31, 2012, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2013, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $9,173,877 and cash provided by the maturities of available-for-sale securities of $6,652,590. Additional cash of $59,140 was provided by property dispositions and an investment distribution for total cash provided of $15,885,607. The Company utilized cash for the purchase of available-for-sale securities of $6,653,721; property additions of $4,950,362 and financing activities of $1,951,424 for total cash applied of $13,555,507. Cash and cash equivalents increased $2,330,100 to $13,172,411.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2012. A discussion of these items follows.

Trading securities increased $181,053 (47%) from $389,335 to $570,388. The increase was the result of a $140,089 increase in the trading securities’ market value plus $40,964 of net income from these securities.

Refundable income taxes declined $971,209 from $518,077 to a $453,132 payable. This decrease was due primarily to the current income tax provision for the nine months ended September 30, 2013 of $1,207,228, offset by estimated tax payments of $250,000 for the same period.

Receivables increased $707,705 (41%) to $2,443,874 from $1,736,169. This increase was due almost entirely to an increase in sales receivable. Sales variances are discussed in the “Results of Operations” section below.

Accounts payable decreased $153,107 (29%) to $366,547 from $519,654. This decrease was due primarily to a decline in drilling activity at September 30, 2013 versus December 31, 2012.

Deferred income taxes and other liabilities increased $243,515 (117%) to $450,945 from $207,430. The increase is partly due to an increase of $105,000 in ad valorem tax accruals. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter. Current deferred income taxes accounted for the remaining $138,515 increase.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $9,173,877 in 2013, an increase of $2,475,442 (37%) from the comparable period in 2012. The increase was primarily due to increased oil and gas sales revenue, partly offset by increased production, exploration and current income tax expense for 2013 compared to 2012. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Property disposal proceeds in 2013 were $42,640, a decrease of $451,123 from the comparable period in 2012. The decrease was primarily due to 2012 sales of non-producing leaseholds in Oklahoma and Kansas with no similar sales in 2013.

Cash applied to the purchase of property, plant and equipment in 2013 was $4,950,362, a decrease of $554,401 (10%) from cash applied in 2012 of $5,504,763. In both 2013 and 2012, cash applied to property, plant and equipment additions was mostly related to oil and gas exploration and development activity. The change is due to decreased drilling activity in 2013 compared to 2012. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2012 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2013, Compared with Nine Months Ended September 30, 2012

Net income increased $1,533,352 (42%) to $5,142,069 in 2013 from $3,608,717 in 2012. Net income per share, basic and diluted, increased $9.65 to $32.07 in 2013 from $22.42 in 2012.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $4,052,242 (43%) to $13,460,165 in 2013 from $9,407,923 in 2012. Of the $4,052,242 increase, crude oil sales increased $2,432,978; natural gas sales increased $1,643,652; and miscellaneous oil and gas product sales decreased $24,388.

The $2,432,978 (35%) increase in oil sales to $9,465,205 in 2013 from $7,032,227 in 2012 was the result of increases in the volume sold and the average price per barrel (Bbl). The volume of oil sold increased 25,415 Bbls to 104,803 Bbls in 2013, resulting in a positive volume variance of $2,251,261. The average price per Bbl increased $1.73 to $90.31 per Bbl in 2013, resulting in a positive price variance of $181,717. The increase in oil volumes sold was mostly due to production of 36,324 Bbls from new wells in Oklahoma, Texas and Kansas, offset partially by production declines from older wells.

The $1,643,652 (77%) increase in gas sales to $3,772,088 in 2013 from $2,128,436 in 2012 was the result of increases in the volume sold and the average price per thousand cubic feet (MCF). The volume of gas sold increased 295,633 MCF to 1,079,197 MCF from 783,564 MCF in 2012, for a positive volume variance of $804,122. The average price per MCF increased $0.78 to $3.50 per MCF from $2.72 per MCF in 2012, resulting in a positive price variance of $839,531. The net increase in gas volumes sold was due to 385,000 MCF of production from several new working and royalty interest wells, offset by a decline in sales from older properties. Robertson County, Texas royalty interest properties and Arkansas working interest wells accounted for 281,000 MCF (73%) of the increase in sales volumes for the new wells.

Sales from the Robertson County, Texas royalty interest properties provided approximately 23% of the Company’s first nine months 2013 and 2012 gas sales volumes. See discussion on page 12 of the 2012 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $222,872 in 2013 compared to $247,260 in 2012.

The Company received lease bonuses of $172,246 in 2013 for leases on its owned minerals compared to $179,245 in 2012.

Coal royalties were $1,443 for the first nine months of 2013 compared to $220,130 for 2012 for coal mined during these periods on North Dakota leases. See subheading “Operating Revenues” on page 12 of the 2012 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses increased $1,569,427 to $7,019,625 in 2013 from $5,450,198 in 2012. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $398,616 (23%) in 2013 to $2,135,349 from $1,736,733 in 2012. Lease operating expense and transportation and compression expense increased $341,886 in 2013 to $1,642,207 from $1,300,321 in 2012. This increase was due to wells that first produced after September 30, 2012. Production taxes increased $56,729 to $493,141 in 2013 from $436,412 in 2012. This increase was due to higher oil and natural gas sales revenue.

Exploration Costs. Total exploration expense increased $163,249 (88%) to $348,344 in 2013 from $185,095 in 2012. The increase is due to an increase in geological and geophysical expense, offset by a decline in dry hole costs. Geological and geophysical expenses totaled $293,495 in 2013 as compared to none in 2012. Dry hole costs declined $130,246 in 2013 to $54,849 from $185,095 in 2012.

The following is a summary as of November 1, 2013, updating both exploration and development activity from December 31, 2012, for the period ended September 30, 2013.

The Company participated with its 18% working interest in the drilling of seven development wells on a Barber County, Kansas prospect. Two of these wells were completed as commercial gas producers, one as a commercial oil and gas producer and one as a marginal oil producer. Completions are in progress on the other three wells. Capitalized costs for the period were $521,079, including $184,250 in prepaid drilling costs.

The Company participated with 14%, 14% and 8% working interests in the drilling of three step-out wells on a Woods County, Oklahoma prospect. The first two wells were completed as commercial oil and gas producers and the third is awaiting completion. The Company will participate with 8%, 15% and 15% working interests in the drilling of three additional step-out wells starting in January 2014. Capitalized costs for the period were $240,843, including $39,049 in prepaid drilling costs.

The Company participated with 13.7% working interests in the drilling of three development wells and with a 17.9% interest in the drilling of a fourth on a Woods County, Oklahoma prospect. Two of these wells were completed as commercial oil and gas producers and completions are in progress on the other two. Capitalized costs for the period were $349,689, including $152,120 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well was completed as a marginal oil and gas producer. Capitalized costs were $74,772 for the period.

The Company participated with its 16% working interest in the drilling of two step-out wells on a Hodgeman County, Kansas prospect. Both wells were completed as commercial oil producers. Capitalized costs for the period were $121,954.

The Company participated with its 8.3% interest in the drilling of two additional horizontal wells in a Harding County, South Dakota waterflood unit. Both wells were completed as commercial oil producers. Capitalized costs for the period were $417,126.

The Company participated with its 10.5% working interest in the drilling of a step-out horizontal well on a Garfield County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $123,090.

The Company participated with its 7% working interest in the drilling of two exploratory wells on a Grayson County, Texas prospect. The first well was drilled and completed as a horizontal well. For geologic reasons, the planned horizontal section of the second well was not drilled and it was completed as a vertical well. Both wells are producing oil. They appear to be marginal wells, but are still being tested. Capitalized costs for the period were $954,176, including $217,530 in prepaid drilling costs. A $300,000 impairment loss was recorded for the horizontal well in the third quarter operating results.

The Company participated with fee mineral interests in completion operations on two exploratory horizontal wells in Beaver County, Oklahoma (the wells were drilled in 2012). The Company has interests of 12.6% and 10.2% in the wells, which were both completed as commercial oil producers. Capitalized costs for the period were $592,251.

The Company participated with a 5.7% working interest in the drilling of a horizontal development well on a Dewey County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $268,653.

The Company participated with its 16% interest in a 3-D seismic survey on a Hodgeman County, Kansas prospect. An exploratory well was drilled and completed as a marginal oil producer. Capitalized costs for the period were $88,000, including $29,400 in prepaid drilling costs. Seismic costs of $15,533 were expensed.

The Company participated with its 10.5% interest in a 3-D seismic survey on a Cimarron County, Oklahoma prospect. An exploratory well has been drilled and completed, testing oil. It is under evaluation for the installation of pumping equipment and surface facilities. A second exploratory well will be drilled starting in November 2013. Seismic costs of $91,822 were expensed for the period. Capitalized costs were $117,138, including $97,628 in prepaid drilling costs.

Starting in January 2013, the Company has purchased a 14% interest in 12,404 net acres of leasehold on a Ford and Gray Counties, Kansas prospect for $167,097. A 3-D seismic survey was conducted on the prospect. The Company participated in the drilling of an exploratory well that was completed as a dry hole. A second exploratory well will be drilled in November 2013. Dry hole costs for the period were $36,691. Seismic costs of $185,187 were expensed.

In April 2013, the Company agreed to participate in the development of a prospect in Grayson County, Texas with an 8.75% interest. Acreage acquisition is in progress. Prospect costs for the period were $77,000.

In July 2013, the Company purchased an 18% interest in 1440 net acres of leasehold on a Meade County, Kansas prospect for $24,624. The Company participated in the drilling of an exploratory well that was completed as a dry hole. The leasehold cost was written off to impairment expense. Dry hole costs for the period were $12,808.

The Company participated with a 7.5% working interest in the drilling of a step-out horizontal well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $295,252.

The Company participated with a 9% working interest in the drilling of a step-out horizontal well on a Roger Mills County, Oklahoma prospect. A completion is in progress.

In September 2013, the Company paid $4,320 to renew and extend its 18% interest in 320 net acres of leasehold on a Kiowa County, Kansas prospect. The Company participated in the drilling of an exploratory well that is awaiting completion. A second exploratory well will be drilled in November 2013. Prepaid drilling costs for the period were $51,750.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $1,012,917 (44%) in 2013 to $3,343,565 from $2,330,648 in 2012. The change was primarily the result of an increase of $694,702 in depreciation expense on oil and gas properties due to increased production volumes and well investment costs. In addition, impairment losses on long-lived assets increased $300,000 for some marginal horizontal wells completed in 2013.

Other Income, Net. This line item decreased $235,503 (46%) to $278,625 in 2013 from $514,128 in 2012. See Note 2 to the accompanying financial statements for an analysis of the components of this item. Explanations for variances of the more significant components follow.

Trading securities gains in 2013 were $179,967 as compared to losses of $3,278 in 2012, an increase of $183,245. In 2013, the Company had unrealized gains of $140,089 from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $39,878. In 2012, the Company had unrealized losses of $8,681 and net realized trading gains of $5,404.

Gain on asset sales decreased $414,017 to $33,238 in 2013 from $447,255 in 2012. The decrease was due to fewer sales of the Company’s interest in non-producing leaseholds.

Provision for Income Taxes. The provision for income taxes increased $488,274 (39%) to $1,750,785 in 2013 from $1,262,511 in 2012. This increase was due primarily to the $2,021,626 (42%) increase in pretax income to $6,892,854 in 2013 from $4,871,228 in 2012. Of the 2013 income tax provision, the estimated current tax expense was $1,207,228 and the estimated deferred tax expense was $543,557. Of the 2012 income tax provision, the estimated current and deferred expenses were $627,604 and $634,907, respectively. See Note 4 to the accompanying financial statements for a discussion of the provision for income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012.

Net income increased $493,680 (43%) to $1,645,411 in 2013 from $1,151,731 in 2012. The significant changes in the statements of income are discussed below.

Operating Revenues. Revenues from oil and gas sales increased $1,618,128 (53%) to $4,679,450 in 2013 from $3,061,322 in 2012. The increase was the result of an increase in gas sales of $434,907 (59%) to $1,171,012; an increase in oil sales of $1,175,870 (52%) to $3,419,074; and an increase in miscellaneous oil and gas product sales of $7,352 to $89,364.

The increase in gas sales was the result of an increase in the average price of $0.84 per MCF to $3.51, for a positive price variance of $279,396, and an increase in the volume of gas sold of 58,244 MCF to 333,647 MCF, for a positive volume variance of $155,511. See the “Results of Operations” section above for the nine for additional discussion of gas sales variances.

The increase in oil sales was the result of an increase in the average price received of $14.32 per Bbl to $98.81, for a positive price variance of $495,641, and an increase in the volume of oil sold of 8,051 Bbls to 34,601 Bbls, for a positive volume variance of $680,229. See the “Results of Operations” section above for the nine months for additional discussion of the oil sales increase.

Other operating revenues declined $151,047 to $16,016, primarily due to a decrease in lease bonuses of $143,825 to $15,213 for 2013.

Operating Costs and Expenses. Operating costs and expenses increased $911,651 (52%) to $2,677,502 in 2013 from $1,765,851 in 2012. The increase was the net result of an increase in production costs of $130,714; a decrease in exploration costs charged to expense of $33,277; an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $829,548; and a decrease in general administrative and other expense (G&A) of $15,334. The significant changes in these line items are discussed below.

Production Costs. Production costs increased $130,714 to $725,910 in 2013 from $595,196 in 2012. Most of the increase is due to higher lease operating expenses for 2013 versus 2012, related primarily to the new wells that first produced after September 30, 2012. For more information about these changes, see the production costs discussion in the “Results of Operations” section above for the nine months.

Exploration Costs. Exploration costs charged to operations decreased $33,277 to $52,864 in 2013 from $86,141 in 2012 as a result of lower dry hole costs. See the exploration costs discussion in the “Results of Operations” section above for the nine months.

Depreciation, Depletion & Amortization (DD&A). DD&A increased $829,548 to $1,547,272 from $717,724 in 2012. The primary reason for the increase was an impairment loss of $500,000 charged to operations in the quarter ending September 30, 2013 with no similar loss in 2012. See DD&A discussion in the “Results of Operations” section above for the nine months for more explanation of the increase.

Other Income, Net. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. In 2013, this line item increased $96,323 to income of $116,256 from $19,933 in 2012. Explanations for variances of the more significant components follow.

Trading securities gains in 2013 were $100,173 compared to losses of $12,102 in 2012. The gains and losses were primarily unrealized.

Provision for Income Taxes. The provision for income taxes increased $158,073 to $488,809 in 2013 from $330,736 in 2012 due to the $651,753 increase in pretax income in 2013 from 2012. See discussions above in the “Results of Operations” section and Note 4 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in the “Results of Operations” section above for the nine months ended September 30, 2013.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended September 30, 2013, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
July 1 to July 31, 2013	188	$ 230.00	—	—
August 1 to August 31, 2013	323	$ 230.00	—	—
September 1 to September 30, 2013	81	$ 230.00	—	—
Total	592	$ 230.00	—	—

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date:	November 14, 2013	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date:	November 14, 2013	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer