Form 10-K
period 2013-12-31
RESERVE PETROLEUM CO
filed 2014-03-28
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

COMMON STOCK ($0.50 PAR VALUE)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 28, 2013, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $34,568,417, as computed by reference to the last reported sale which was on June 27, 2013.

As of March 21, 2014, there were 159,045 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Shareholders to be held on May 20, 2014, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summation of some of the risks and uncertainties inherent in forward-looking statements. Readers should consider the risks and uncertainties described in connection with any forward-looking statements that may be made in this Form 10-K. Readers should carefully review this Form 10-K in its entirety including, but not limited to, the Company’s financial statements and the notes thereto and the risks and uncertainties described herein. Forward-looking statements contained in this Form 10-K speak only as of the date of this Form 10-K. The Company does not undertake to update its forward-looking statements.

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

Owned Mineral Property Management

The Company owns non-producing mineral interests in 256,364 gross acres equivalent to 88,445 net acres. These mineral interests are located in nine different states in the north and south central United States. A total of 81,311 (92%) net acres are located in the States of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration for the Company in its recent exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue has resulted from its owned mineral property management. In 2013, $5,108,703 (28%) of oil and gas sales was from royalty interests versus $3,517,635 (27%) in 2012. As a result of its mineral ownership, the Company had royalty interests in 34 gross (0.69 net) wells, which were drilled and completed as producing wells in 2013. This resulted in an average royalty interest of about 2.0% for these 34 new wells. The Company has very little control over the timing or extent of the operations conducted on its royalty interest properties. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests, which it owns; with a joint interest operator, it may participate in drilling additional wells on its producing leaseholds; or if its exploration program, discussed below, results in a successful exploratory well, it may participate in the drilling of additional wells on the exploratory prospect. In 2013, the Company participated in the drilling of 34 development wells with 32 wells (4.24 net), including the 8 wells in progress at the end of 2012, completed as producers and 2 wells (0.34 net) in progress at the time of this Form 10-K.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2013, the Company participated in the drilling of 17 exploration wells with 10 wells (1.21 net), including 4 wells in progress at the end of 2012, completed as producers; 5 wells (0.75 net), including 1 well in progress at the end of 2012, completed as dry holes; and 2 wells (0.29 net) in progress at the time of this Form 10-K.

For a summation of exploratory and development wells drilled in 2013 or planned for in 2014, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2012.”

Customers

In 2013, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. Redland Resources, Inc. purchases were $4,513,392 or 25% of total oil and gas sales. Luff Exploration Company purchases were $2,353,871 or 13% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price. A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

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

The Company may be, directly and indirectly, subject to the effects of climate change and may, directly or indirectly, be affected by government laws and regulations related to climate change. The Company cannot predict with any degree of certainty what effect, if any, climate change and government laws and regulations related to climate change will have on the Company and its business, whether directly or indirectly. While we believe that it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on the Company’s business, we believe that those laws and regulations may affect, directly or indirectly, (i) the costs associated with drilling and production operations in which we participate; (ii) the demand for oil and natural gas; (iii) insurance premiums, deductibles, and the availability of coverage; and (iv) the cost of utilities paid by the Company. In addition, climate change may increase the likelihood of property damage and the disruption of operations of wells in which we participate. As a result, our financial condition could be negatively impacted, but we are unable to determine at this time whether that impact would be material.

Other Business

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Equity Investments” and Item 8, Notes 2 and 7 to the accompanying financial statements for a discussion of other business including guarantees.

Employees

At December 31, 2013, the Company had eight employees, including officers. See the Proxy Statement for additional information. During 2013, all the Company’s employees devoted a portion of their time to duties with affiliated companies, and the Company was reimbursed for the affiliates’ share of compensation directly from those companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Certain Relationships and Related Transactions” and Item 8, Note 12 to the accompanying financial statements for additional information.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PropertIES

The Company’s principal properties are oil and natural gas properties. The Company has interests in approximately 830 producing properties with 36% of them being working interest properties and the remaining 64% being royalty interest properties. About 81% of all properties are located in Oklahoma and Texas and account for approximately 66% of the Company’s annual oil and gas sales. About 15% of the properties are located in Arkansas, Kansas, and South Dakota and account for approximately 34% of the Company’s annual oil and gas sales. The remaining 4% of these properties are located in Colorado and Montana and account for less than 1% of the Company’s annual oil and gas sales. No individual property provides more than 10% of the Company’s annual oil and gas sales. See discussion of revenues from Robertson County, Texas, royalty interest properties in Item 7, “Operating Revenues” for additional information about significant properties.

OIL AND NATURAL GAS OPERATIONS

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 31 for working interest reserve quantity information.

Since January 1, 2013, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2012 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2012. Those reserve estimates were identical.

Production

The average sales price of oil and gas produced and for the Company’s working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2013, 2012 and 2011. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production Cost per
	Oil	Gas	Oil	Gas	Equivalent
	Per Bbl	Per MCF	Per Bbl	Per MCF	MCF

2013	$93.73	$3.48	$90.17	$3.54	$1.73
2012	$91.13	$2.63	$86.15	$3.07	$1.85
2011	$91.27	$3.83	$87.32	$4.26	$1.98

At December 31, 2013, the Company had working interests in 218 gross (26.38 net) wells producing primarily gas and 219 gross (22.86 net) wells producing primarily oil. These interests were in 95,480 gross (11,431 net) producing acres. These wells include 52 gross (1.30 net) wells associated with secondary recovery projects.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2013.

	Acreage
	Gross	Net

Non-producing Mineral Interests	256,364	88,445
Undeveloped Leaseholds	52,110	6,894

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2011 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. Net exploratory and development totals for 2013 include the 13 wells still drilling at the end of 2012. As indicated in the “Development Program” on Page 3 and “Exploration Program” on Page 4, 2 development wells and 2 exploratory wells were still in process at the time of this Form 10-K.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry

2013	1.21	0.75	4.24	—
2012	1.75	1.48	3.06	—
2011	1.26	0.61	2.26	—

Recent Activities

See Item 7, under the subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2012” for a summary of recent activities related to oil and natural gas operations.

Item 3.	Legal Proceedings

There are no material legal proceedings pending affecting the Company or any of its properties.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	Market for REGISTRANT’S Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is dually traded in the Pink Sheet Electronic Quotation Service and the OTC Bulletin Board under the symbol “RSRV.” The following high and low bid information was quoted on the Pink Sheets OTC Market Report. Prices reflect inter-dealer prices without retail markup, markdown, or commission and may not reflect actual transactions.

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid
03/31/12	$340	$290
06/30/12	$335	$275
09/30/12	$300	$275
12/31/12	$320	$288
03/31/13	$315	$288
06/30/13	$320	$300
09/30/13	$371	$295
12/31/13	$405	$355

There was limited public trading in the Company’s common stock in 2013 and 2012. There were 67 brokered trades appearing in the Company’s transfer ledger for 2013 and 11 in 2012.

At March 21, 2014, the Company had approximately 1620 record holders of its common stock. The Company paid dividends on its common stock in the amount of $10.00 per share in 2013 (in the second quarter of 2013) and $20.00 per share in 2012 ($10.00 per share in both the second and fourth quarters of 2012). See the “Financing Activities” section of Item 7 below for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2014 with the Board of Directors for its approval.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1 to October 31, 2013	6	$230.00	—	—
November 1 to November 30, 2013	67	$230.00	—	—
December 1 to December 31, 2013	6	$230.00	—	—
Total	79	$230.00	—	—

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

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2014 and any Current Reports on Form 8-K filed by the Company.

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

Mason McLain, a director of the Company, is a director of Mesquite and Mid-American. Robert T. McLain and Jerry Crow, directors of the Company, are directors of Mesquite and Mid-American. Kyle McLain and Cameron R. McLain are sons of Mason McLain, who owns more than 5% of the Company, and are officers and directors of the Company. Kyle McLain and Cameron McLain are officers and directors of Mesquite and Mid-American. Mason McLain and Robert T. McLain, who are brothers, each own an approximate 32% limited partner interest in LLTD, and Mason McLain is president of LHC, the general partner of LLTD. Robert T. McLain is not an employee of any of the above entities and devotes only a small amount of time conducting their business.

The above named officers, directors, and employees as a group, beneficially own approximately 28% of the common stock of the Company, approximately 33% of the common stock of Mesquite, and approximately 19% of the common stock of Mid-American. These three corporations, each, have only one class of stock outstanding. See Item 8, Note 12 to the accompanying financial statements for additional disclosures regarding these relationships.

EQUITY INVESTMENT

The Company had a 33% partnership interest in Broadway Sixty-Eight, Ltd. (the “Partnership”) in 2012 and 2013, which it accounted for on the equity method. In using the equity method, the Company records the original investment in an entity as an asset and adjusts the asset balance for the Company’s share of any income or loss, as well as any additional contributions to or distributions from the entity. The Company does not have actual or effective control of the Partnership. The management of the Partnership could, at any time, make decisions in their own best interests that could affect the Company’s net income or the value of the Company’s investment.

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

In 2013, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available-for-sale securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available-for-sale securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. All of the available-for-sale securities are U.S. Treasury Bills.

In 2013, net cash provided by operating activities was $12,258,084. Sales (including lease bonuses), net of production, general and administrative costs, and income taxes paid were $12,218,843, which accounted for 99.7% of net cash provided by operations. The remaining components provided less than 1% of cash flow. In 2013, net cash applied to investing activities was $10,246,949. In 2013, dividend payments and treasury stock purchases totaled $2,088,940 and accounted for all of the cash applied to financing activities.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Trading securities increased $197,373 (51%) to $586,708 in 2013 from $389,335 in 2012. Most of the increase is due to a $166,804 increase in unrealized gains, which represent the change in the fair value of the securities from their original cost. The remaining increase of $30,569 represents the 2013 income.

Refundable income taxes decreased $181,457 (35%) to $336,620 in 2013 from $518,077 in 2012. This decrease was due to excess 2013 estimated tax payments being less than in 2012.

Receivables increased $712,879 (41%) to $2,449,048 in 2013 from $1,736,169 in 2012. The increase was due to the use of increased product prices and volumes for both oil and natural gas sales accrual estimates for year-end 2013 compared to 2012. Additional information about oil and natural gas sales for 2013 is included in the “Results of Operations” section that follows.

Accounts payable decreased $152,032 (29%) to $367,622 in 2013 from $519,654 in 2012. This decrease was primarily due to decreased drilling activity at the end of 2013 compared to 2012.

Deferred income taxes and other accrued liabilities increased $130,194 (63%) to $337,624 in 2013 from $207,430 in 2012. This increase was primarily due to the increase in the current deferred tax accrual due to the increase in the oil and gas sales accrual in 2013.

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2013 and 2012. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

As noted above, net cash flows provided by operating activities in 2013 were $12,258,084, which, when compared to the $10,454,012 provided in 2012, represents a net increase of $1,804,072 or 17%. The increase was mostly due to an increase in oil and gas sales cash flows of $4,723,598, offset by lower lease bonuses and coal royalties of $1,922,985 and an increase in production costs of $562,326 and taxes of $421,900. Additional discussion of the more significant items follows.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows. The $4,723,598 (36%) increase in cash received from oil and gas sales to $17,728,795 in 2013 from $13,005,197 in 2012 was the result of an increase in both the oil and gas sales volumes and prices. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Discussion of Selected Material Line Items Resulting in a Decrease in Cash Flows. Cash received for lease bonuses and coal royalties decreased $1,922,985 (84%) to $372,895 in 2013 from $2,295,880 in 2012. The decrease is due to a decrease in cash received for lease bonuses of $1,593,692 and coal royalties of $329,293 in 2013 versus 2012. No coal was produced from the Company’s leases in 2013.

Cash paid for production costs increased $562,326 (24%) to $2,952,670 in 2013 from $2,390,344 in 2012. This increase was mostly due to lease operating and handling expense on new wells of about $379,000. The remaining increase was due to increased operating expense on previous wells and production taxes. The increase in production taxes was due to the increase in sales in 2013 versus 2012.

Cash flow decreased due to an increase in estimated income tax payments of $421,900 (47%) to $1,311,250 in 2013 from $889,350 in 2012. The higher payments were mostly due to higher net income and current taxable income in 2013.

Investing Activities

Net cash applied to investing activities increased $3,625,281 to $10,246,949 in 2013 from $6,621,668 of cash applied in 2012. This $3,625,280 increase was due primarily to a $3,258,946 increase in cash applied to exploration and development expenditures, including $1,917,376 in December 2013 for some producing properties and leasehold. See the “Exploration and Development Costs” section in the “Results of Operations” section below for more information about this acquisition. The remaining significant increase in cash applied to investing activities pertains to the decrease in proceeds from property disposals. This line item decreased $368,153 (74%) to $131,400 in 2013 from $499,553 in 2012. This decrease was the result of fewer sales of Kansas and Oklahoma non-producing leaseholds in 2013 compared to 2012.

Financing Activities

Cash applied to financing activities decreased $1,051,835 (33%) to $2,088,940 in 2013 from $3,140,775 in 2012. Cash applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2013, cash dividends paid on common stock amounted to $1,767,613 as compared to $3,100,835 in 2012. Dividends of $10.00 per share were paid for 2013 and $20.00 per share for 2012. This $1,333,222 decline in dividends paid was offset by a $281,387 increase in cash applied to purchase treasury stock.

Forward-Looking Summary

The Company’s latest estimate of business to be done in 2014 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources, including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company’s risk parameters become available or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

RESULTS OF OPERATIONS

As disclosed in the Statements of Income in Item 8 of this Form 10-K, in 2013 the Company had net income of $6,068,042 as compared to a net income of $4,553,845 in 2012. Net income per share, basic and diluted, was $37.90 in 2013, an increase of $9.60 per share from $28.30 in 2012. Material line item changes in the Statements of Income will be discussed in the following paragraphs.

Operating Revenues

Operating revenues increased $3,678,292 (24%) to $18,812,673 in 2013 from $15,134,381 in 2012. Oil and gas sales increased $5,494,876 (42%) to $18,443,984 in 2013 from $12,949,108 in 2012. Lease bonuses and other revenues decreased $1,816,584 to $368,689 in 2013 from $2,185,273 in 2012. This decrease was the result of a decrease in lease bonuses of $1,593,692 primarily from leases in Texas. In addition, coal royalties from North Dakota leases declined $222,893 (99%) to $1,443 in 2013 from $224,336 in 2012. The increase in oil and gas sales is discussed in the following paragraphs.

The $5,494,876 increase in oil and gas sales was the result of a $1,889,973 increase in gas sales, a $3,597,493 increase in oil sales and a $7,410 increase in miscellaneous oil and gas product sales. The following price and volume analysis is presented to explain the changes in oil and gas sales from 2013 to 2012. Miscellaneous oil and gas product sales of $362,263 in 2013 and $354,853 in 2012 are not included in the analysis.

		Variance
Production	2013	Price	Volume	2012
Gas –
MCF (000 omitted)	1,459		331	1,128
$ (000 omitted)	$5,129	$939	$951	$3,239
Unit Price	$3.51	$0.64		$2.87
Oil –
Bbls (000 omitted)	142		35	107
$ (000 omitted)	$12,953	$551	$3,047	$9,355
Unit Price	$90.97	$3.87		$87.10

The $1,889,973 (58%) increase in natural gas sales to $5,128,702 in 2013 from $3,238,729 in 2012 was the result of an increase in both gas sales volumes and the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales increased $0.64 per MCF to $3.51 in 2013 from $2.87 per MCF in 2012, resulting in a positive gas price variance of $939,323. A positive volume variance of $950,650 was the result of an increase in natural gas volumes sold of 331,237 MCF to 1,459,622 MCF in 2013 from 1,128,385 MCF in 2012. The increase in the volume of gas production was the net result of new 2013 production of about 367,000 MCF, offset by a decline of about 36,000 MCF in production from previous wells. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were adequate to replace working interest reserves produced in 2012 but not in 2013.

The gas production for 2012 and 2013 includes production from about 100 royalty interest properties drilled by various operators in Robertson County, Texas. These properties accounted for approximately 387,000 MCF and $965,000 of the 2012 gas sales and approximately 370,000 MCF and $1,257,000 of the 2013 gas sales. These properties accounted for about 30% of the Company’s 2012 gas revenues compared to 25% of 2013 gas revenues. The Company has no control over the timing of future drilling on the acreage in which we hold mineral interests. However, if natural gas prices continue to recover, the Company expects that drilling activity in Robertson County will increase also.

The $3,597,493 (38%) increase in crude oil sales to $12,953,019 in 2013 from $9,355,526 in 2012 was the result of an increase in the average price per barrel (Bbl) and an increase in oil sales volumes. The average price received per Bbl of oil increased $3.87 to $90.97 in 2013 from $87.10 in 2012, resulting in a positive oil price variance of $550,969. An increase in oil sales volumes of 34,977 Bbls to 142,384 Bbls in 2013 from 107,407 Bbls in 2012 resulted in a positive volume variance of $3,046,524. The increase in the oil volume production was the net result of new 2013 production of about 49,300 Bbls, offset by a 14,300 Bbl decline in production from previous wells. Of the new 2013 production, approximately 12,200 Bbls (25%) was from Woods County, Oklahoma; about 17,500 Bbls (35%) was from new working interest wells in Oklahoma (in counties other than Woods); 9,000 Bbls (18%) was from new royalty interest wells in Oklahoma; and about 10,600 Bbls (22%) was from new royalty interest and working interest wells in Arkansas, Kansas, South Dakota and Texas. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were adequate to replace working interest reserves produced in 2012 and 2013.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses increased $1,746,348 (18%) to $11,239,428 in 2013 from $9,493,080 in 2012, primarily due to an increase in production and depreciation, depletion and amortization expense. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs increased $595,192 (25%) to $3,009,953 in 2013 from $2,414,761 in 2012. The increase was the result of a $127,357 (23%) increase in gross production tax (net of production tax refunds) to $678,015 in 2013 from $550,658 in 2012; an increase in lease operating expense of $265,036 (18%) to $1,729,973 in 2013 from $1,464,937 in 2012; and an increase in handling expense of $202,799 (51%) to $601,965 in 2013 from $399,166 in 2012. Of the increase in lease operating expense, $258,565 was the result of new wells with the remaining $6,471 due to an increase in expenses for existing wells. Of the increase in handling expense, $120,227 was the result of new wells with the remaining $82,572 due to an increase in expenses for existing wells. Handling expense is comprised of gas gathering, treating, transportation, and compression costs. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration and Development Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $7,485,378 in 2013 and $7,197,753 in 2012. See Item 8, Note 8 to the accompanying financial statements for a breakdown of these costs. Exploration costs charged to operations were $663,627 in 2013 and $316,465 in 2012, inclusive of unsuccessful exploratory well costs of $199,144 in 2013 and $316,465 in 2012 and geological and geophysical costs of $464,483 in 2013, with no geological and geophysical costs in 2012.

Update of Oil and Gas Exploration and Development Activity from December 31, 2012. For the year ended December 31, 2013, the Company participated in the drilling of 17 gross exploratory and 34 gross development working interest wells with working interests ranging from a high of 18% to a low of 0.2%. Of the 17 exploratory wells, 10 were completed as producing wells, 5 as dry holes and 2 were in progress. Of the 34 development wells, 32 were completed as producing wells and 2 were in progress. In management’s opinion, the exploratory drilling summarized above has produced some possible development drilling opportunities.

The following is a summary as of February 28, 2014, updating both exploration and development activity from December 31, 2012, for the period ended December 31, 2013.

The Company participated with its 18% working interest in the drilling of seven development wells on a Barber County, Kansas prospect. Four of these wells were completed as commercial gas producers, one as a commercial oil and gas producer, one as a commercial oil producer and one as a marginal oil producer. Three additional development wells will be drilled starting in March 2014. Capitalized costs for the period were $655,584, including $47,912 in prepaid drilling costs.

The Company participated with 14%, 14%, 8% and 16% working interests in the drilling of four step-out wells on a Woods County, Oklahoma prospect. The first three wells were completed as commercial oil and gas producers and a completion is in progress on the fourth. The Company will participate with 16% and 8% working interests in the drilling of two additional step-out wells starting in March 2014. Capitalized costs for the period were $363,120, including $71,757 in prepaid drilling costs.

The Company participated with 13.7% working interests in the drilling of three development wells and with a 17.9% interest in the drilling of a fourth on a Woods County, Oklahoma prospect. All four of these wells were completed as commercial oil and gas producers. Capitalized costs for the period were $425,106, including $28,073 in prepaid drilling costs.

The Company participated with its 16% working interest in the drilling of a step-out well on a Woods County, Oklahoma prospect. The well was completed as a marginal oil and gas producer. Capitalized costs were $75,340 for the period.

The Company participated with its 16% working interest in the drilling of two step-out wells on a Hodgeman County, Kansas prospect. Both wells were completed as commercial oil producers. Capitalized costs for the period were $172,286.

The Company participated with its 8.3% interest in the drilling of two additional horizontal wells in a Harding County, South Dakota waterflood unit. Both wells were completed as commercial oil producers. Capitalized costs for the period were $430,705.

The Company participated with its 10.5% working interest in the drilling of a step-out horizontal well on a Garfield County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $136,984.

The Company participated with its 7% working interest in the drilling of two exploratory wells on a Grayson County, Texas prospect. The first well was drilled and completed as a horizontal well and is a marginal oil producer. For geologic reasons, the planned horizontal section of the second well was not drilled and it was completed as a vertical well. The initial completion resulted in marginal oil production. Additional completion operations are in progress. Capitalized costs for the period were $969,939, including $201,901 in prepaid drilling costs, and a $510,000 impairment loss was recorded for the horizontal well.

The Company participated with fee mineral interests in completion operations on two exploratory horizontal wells in Beaver County, Oklahoma (the wells were drilled in 2012). The Company has interests of 12.6% and 10.2% in the wells, which were both completed as commercial oil producers. Capitalized costs for the period were $606,009.

The Company participated with a 5.7% working interest in the drilling of a horizontal development well on a Dewey County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $269,889.

The Company participated with its 16% interest in a 3-D seismic survey on a Hodgeman County, Kansas prospect. An exploratory well was drilled and completed as a marginal oil producer. Capitalized costs for the period were $88,000, including $13,220 in prepaid drilling costs. Seismic costs of $15,533 were expensed.

The Company participated with its 10.5% interest in a 3-D seismic survey on a Cimarron County, Oklahoma prospect. An exploratory well was drilled and completed, testing oil and water. Temporary pumping equipment will be installed to further test the well. A second exploratory well was drilled and completed as a dry hole. The prospect is under evaluation for the possible drilling of an additional exploratory well. Seismic costs of $91,822 were expensed for the period. Capitalized costs were $131,953, including $28,784 in prepaid drilling costs. Dry hole costs for the period were $59,600.

Starting in January 2013, the Company purchased a 14% interest in 12,404 net acres of leasehold on a Ford and Gray Counties, Kansas prospect for $167,097. A 3-D seismic survey was conducted on the prospect. The Company participated in the drilling of two exploratory wells that were both completed as dry holes. Dry hole costs for the period were $81,447. Seismic costs of $185,187 were expensed.

The Company is participating in the development of a Grayson County, Texas prospect with an 8.75% interest. The first phase of acreage acquisition has been completed. The second phase will involve selling a portion of the acreage to an industry partner, additional acreage acquisition and the drilling of exploratory wells. Prospect costs for the period were $175,000.

In July 2013, the Company purchased an 18% interest in 1,440 net acres of leasehold on a Meade County, Kansas prospect for $24,624. The Company participated in the drilling of an exploratory well that was completed as a dry hole. The leasehold cost was written off to impairment expense. Dry hole costs for the period were $45,575.

The Company participated with a 7.5% working interest in the drilling of a step-out horizontal well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $430,800.

The Company participated with a 9% working interest in the drilling of a step-out horizontal well on a Roger Mills County, Oklahoma prospect. The well was completed as a commercial gas and condensate producer. Capitalized costs for the period were $712,754.

In September 2013, the Company paid $4,320 to renew and extend its 18% interest in 320 net acres of leasehold on a Kiowa County, Kansas prospect. The Company participated in the drilling of two exploratory wells. The first well was completed as a commercial oil producer. The second has been completed, testing gas, and is awaiting pipeline connection. Capitalized costs for the period were $215,550, including $77,180 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. A completion is in progress. Capitalized costs were $133,200, including $82,780 in prepaid drilling costs.

The Company participated with a fee mineral interest in the drilling of an exploratory horizontal well in Kingfisher County, Oklahoma. The Company has a 3.5% interest in the well, which was completed as a commercial oil and gas producer. Capitalized costs for the period were $460,541.

In November 2013, the Company purchased a 10.5% interest in 718 net acres of leasehold and 8.5 square miles of 3-D seismic data on a Logan County, Oklahoma prospect for $120,549. An exploratory well will be drilled in the second quarter of 2014.

In December 2013, the Company purchased a 7% interest in 2,083 net acres of leasehold and 11 square miles of 3-D seismic data on a Garvin County, Oklahoma prospect for $155,285. The Company is participating in an exploratory well that is currently drilling. Prepaid drilling costs for the period were $322,371.

In December 2013, the Company purchased a 10.5% interest in a five prospect package in Seminole County, Oklahoma covering 1,240 acres, paying a $58,590 up-front fee (50% of its ultimate cost if all of the acreage is acquired). The Company will participate in the drilling of an exploratory well and a salt water disposal well on one of the prospects starting in March 2014.

In December 2013, the Company purchased a 14% interest in 7,290 net acres of producing leasehold and interests ranging from 5.9% to 12.5% in 50 producing wells in Woods County, Oklahoma and Barber County, Kansas for $1,917,376. The Company will participate with a 5.9% working interest in the drilling of a development well in the second quarter of 2014.

In February 2014, the Company purchased a 10% interest in 250 net acres of leasehold on a McClain County, Oklahoma prospect for $11,875. An exploratory well will be drilled starting in March or April 2014.

In February 2014, the Company agreed to purchase a 14% interest in 1,705 net acres of leasehold and 70 square miles of 3-D seismic data on a Creek County, Oklahoma prospect for $684,376. Seismic interpretation and additional leasehold acquisition are in progress, and exploratory wells will be drilled in the second half of 2014.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major DD&A components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $215,861 in 2013 and $136,456 in 2012. Of the 2013 provision, $174,048 was due to the annual amortization of undeveloped leaseholds and $41,813 was due to specific leasehold impairments. The 2012 provision was due to the annual amortization of undeveloped leaseholds of $101,596 and specific leasehold impairments of $34,860.

As discussed in Item 8, Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. Those assets meeting the first criterion are adjusted to estimated fair value. Evaluation for impairment was performed in both 2013 and 2012. The 2013 impairment loss was $1,644,142 and the 2012 impairment loss was $1,811,732. The $167,590 decline in impairments in 2013 was mainly due to the improved natural gas prices.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. In 2012, approximately 40% and in 2013, approximately 34% of the working interest wells in which the Company participated were horizontal wells. A horizontal well may cost five to eight times as much as a vertically drilled well. In addition, horizontal wells’ initial production rates tend to be greater and their production decline rates are usually higher than in vertical wells. The larger investment in the costlier horizontal wells and the increased production rates result in an increase in depreciation expense. The provision for depletion and depreciation increased $901,893 (28%) to $4,071,720 in 2013 from $3,169,827 in 2012. This increase is due to the reasons discussed above. The provision also includes $88,457 for 2013 and $116,048 for 2012 for the amortization of the Asset Retirement Costs. See Item 8, Note 2 to the accompanying financial statements for additional information regarding the Asset Retirement Obligation.

Other Income (Loss), Net. See Item 8, Note 11 to the accompanying financial statements for an analysis of the components of this line item for 2013 and 2012. Other income, net decreased $134,281 (27%) to $357,081 in 2013 from $491,362 in 2012. The line items responsible for this decrease are described below.

Net realized and unrealized gains (losses) on trading securities increased $207,017 to a net gain of $195,721 in 2013 from a net loss of $(11,296) in 2012. Realized gains or losses result when a trading security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in trading securities owned at the reporting date to estimated fair value. In 2013, the Company had realized gains of $28,917 and unrealized gains of $166,804. In 2012, the Company had realized gains of $6,359 and unrealized losses of $(17,655).

Gains on sales or disposals of assets decreased $334,579 (74%) to $118,011 in 2013 from gains of $452,590 in 2012. This was due to lower sales of the Company’s interests in certain non-producing leaseholds in Oklahoma and Kansas.

Interest income decreased $9,601 (30%) to $22,833 in 2013 from $32,434 in 2012. This decrease was the result of a decrease in the average balance of cash equivalents and average balance of available-for-sale securities from which most of the interest income is derived. The average balance outstanding decreased $666,735 to $11,822,785 in 2013 from $12,489,520 in 2012.

Provision for Income Taxes. See Item 8, Note 6 to the accompanying financial statements for an analysis of the various components of income taxes. In 2013, the Company had an estimated provision for income taxes of $1,897,487 as the result of a current tax provision of $1,492,708 and a deferred tax provision of $404,779. In 2012, the Company had an estimated provision for income taxes of $1,651,821 as the result of a current tax provision of $1,187,398 and a deferred tax provision of $464,423.

ITEM 7A.	QUANTITATIVE AND QUALiTATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Oklahoma City, Oklahoma

March 28, 2014

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

ASSETS

	December 31,
	2013	2012
Current Assets:
Cash and Cash Equivalents (Note 2)	$10,764,506	$10,842,311
Available-for-Sale Securities (Notes 2 & 5)	6,653,823	6,652,590
Trading Securities (Notes 2 & 5)	586,708	389,335
Refundable Income Taxes	336,620	518,077
Receivables (Note 2)	2,449,048	1,736,169
Prepaid Seismic	6,232	—
	20,796,937	20,138,482

Investments:
Equity Investment (Notes 2 & 7)	613,558	594,855
Other	151,839	151,839
	765,397	746,694
Property, Plant and Equipment (Notes 2, 8 & 10):
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,601,180	874,367
Proved Properties	47,968,895	39,329,747
	49,570,075	40,204,114
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	31,170,203	25,726,672
	18,399,872	14,477,442
Other Property and Equipment, at Cost	427,056	425,024

Less – Accumulated Depreciation and Amortization	305,302	268,095
	121,754	156,929
Total Property, Plant and Equipment	18,521,626	14,634,371
Other Assets	376,982	363,722
Total Assets	$40,460,942	$35,883,269

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2013	2012
Current Liabilities:
Accounts Payable	$367,622	$519,654
Other Current Liabilities – Deferred Income Taxes and Other	337,624	207,430
	705,246	727,084

Long-Term Liabilities:
Asset Retirement Obligation (Note 2)	1,510,864	1,162,078
Dividends Payable (Note 3)	1,369,966	1,535,568
Deferred Tax Liability, Net (Note 6)	3,548,035	3,274,807
	6,428,865	5,972,453
Total Liabilities	7,134,111	6,699,537

Commitments and Contingencies (Notes 2 & 7)

Stockholders’ Equity (Notes 3 & 4):
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,363,292	29,898,866
	34,520,660	30,056,234

Less – Treasury Stock, at Cost	1,193,829	872,502
Total Stockholders’ Equity	33,326,831	29,183,732
Total Liabilities and Stockholders’ Equity	$40,460,942	$35,883,269

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012

Operating Revenues:
Oil and Gas Sales	$18,443,984	$12,949,108
Lease Bonuses and Other	368,689	2,185,273
	18,812,673	15,134,381

Operating Costs and Expenses:
Production	3,009,953	2,414,761
Exploration	663,627	316,465
Depreciation, Depletion, Amortization and Valuation Provisions (Note 10)	5,969,290	5,158,215
General, Administrative and Other	1,596,558	1,603,639
	11,239,428	9,493,080
Income from Operations	7,573,245	5,641,301
Equity Income in Investee (Note 7)	35,203	73,003
Other Income, Net (Note 11)	357,081	491,362
Income Before Income Taxes	7,965,529	6,205,666
Provision for Income Taxes (Notes 2 & 6)	1,897,487	1,651,821
Net Income	$6,068,042	$4,553,845

Per Share Data (Note 2):
Net Income, Basic and Diluted	$37.90	$28.30
Cash Dividends	$10.00	$20.00
Weighted Average Shares Outstanding, Basic and Diluted	160,092	160,933

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance at December 31, 2011	$92,368	$65,000	$28,563,474	$(832,562)	$27,888,280

Net Income	—	—	4,553,845	—	4,553,845
Dividends Declared	—	—	(3,218,453)	—	(3,218,453)
Purchase of Treasury Stock	—	—	—	(39,940)	(39,940)

Balance at December 31, 2012	92,368	65,000	29,898,866	(872,502)	29,183,732

Net Income	—	—	6,068,042	—	6,068,042
Dividends Declared	—	—	(1,603,616)	—	(1,603,616)
Purchase of Treasury Stock	—	—	—	(321,327)	(321,327)

Balance at December 31, 2013	$92,368	$65,000	$34,363,292	$(1,193,829)	$33,326,831

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash Flows from Operating Activities:
Cash Received –
Oil and Gas Sales	$17,728,795	$13,005,197
Lease Bonuses and Coal Royalties	372,895	2,295,880
Sale of Trading Securities	1,619,062	733,913
Interest Received	18,993	31,476
Agricultural Rentals and Other	20,686	6,318
Dividends Received on Trading Securities	1,648	1,678
Cash Paid –
Production Costs	(2,952,670)	(2,390,344)
General Suppliers, Employees and Taxes, Other than Income Taxes	(1,618,927)	(1,600,374)
Interest Paid	(37)	(4,432)
Purchase of Trading Securities	(1,620,714)	(735,580)
Income Taxes Paid, Net	(1,311,250)	(889,350)
Farm Expense	(397)	(370)
Net Cash Provided by Operating Activities	12,258,084	10,454,012

Cash Flows Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Securities	13,306,310	13,307,033
Purchase of Available-for-Sale Securities	(13,307,544)	(13,304,785)
Proceeds from Disposal of Property, Plant and Equipment	131,400	499,553
Purchase of Property, Plant and Equipment	(10,426,615)	(7,167,669)
Cash Distributions from Equity and Other Investments	49,500	44,200
Net Cash Provided by/(Applied to) Investing Activities	(10,246,949)	(6,621,668)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	$(1,767,613)	$(3,100,835)
Purchase of Treasury Stock	(321,327)	(39,940)
Total Cash Applied to Financing Activities	(2,088,940)	(3,140,775)

Net Change in Cash and Cash Equivalents	(77,805)	691,569

Cash and Cash Equivalents at Beginning of Year	10,842,311	10,150,742
Cash and Cash Equivalents at End of Year	$10,764,506	$10,842,311

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$6,068,042	$4,553,845
Net Income Increased (Decreased) by Net Change in –
Net Unrealized Holding (Gains)/Losses on Trading Securities	(166,804)	17,655
Accounts Receivable	(709,039)	168,652
Interest and Dividends Receivable	(3,840)	(958)
Refundable Income Taxes	181,458	298,048
Accounts Payable	36,519	118,146
Trading Securities	(30,568)	(8,028)
Other Assets	(13,260)	(1,920)
Deferred Taxes	404,779	464,423
Other Liabilities	(1,357)	(1,330)
Income from Equity and Other Investments	(68,203)	(117,203)
Exploratory Costs	670,416	228,405
Gain on Disposition of Property, Plant and Equipment	(102,339)	(452,590)
Depreciation, Depletion, Amortization and Valuation Provisions	5,992,280	5,186,867
Net Cash Provided by Operating Activities	$12,258,084	$10,454,012

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The federal income tax returns for 2010, 2011 and 2012 are subject to examination.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2013 and 2012, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas, and South Dakota. The Company had two purchasers in 2013 and 2012 whose combined purchases were 38% and 42%, respectively, of total oil and gas sales.

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

Asset Retirement Obligation

The Company records the fair value of its estimated liability to retire its oil and natural gas producing properties in the period in which it is incurred (typically the date of first sales). The estimated liability is calculated by obtaining current estimated plugging costs from the well operators and inflating it over the life of the property. Current year inflation rate used is 4.08%. When the liability is first recorded, a corresponding increase in the carrying amount of the related long-lived asset is also recorded. Subsequently, the asset is amortized to expense over the life of the property and the liability is increased annually for the change in its present value, which is currently 3.25%.

The following table summarizes the asset retirement obligation for 2013 and 2012:

	2013	2012
Beginning balance at January 1	$1,162,078	$990,074
Liabilities incurred	281,030	126,551
Liabilities settled (wells sold or plugged)	(12,285)	(4,116)
Accretion expense	34,384	29,761
Revision to estimate	45,657	19,808
Ending balance at December 31	$1,510,864	$1,162,078

New Accounting Pronouncements

No new accounting standards that were issued or became effective during 2013 have had or are expected to have a material impact on the Company’s financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The Update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012. This guidance had no impact on the Company’s financial statements.

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation. The amounts were not material to the financial statements and had no effect on previously reported net income.

Note 3 – DIVIDENDS PAYABLE

Dividends payable includes amounts that are due to stockholders whom the Company has been unable to locate, stockholders’ heirs pending ownership transfer documents, or uncashed dividend checks of other stockholders.

Note 4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

		Shares of
	Shares	Treasury	Shares
	Issued	Stock	Outstanding
January 1, 2012, $.50 par value stock, 400,000 shares authorized	184,735	23,715	161,020
Purchase of stock	—	232	(232)

December 31, 2012, $.50 par value stock, 200,000 shares authorized	184,735	23,947	160,788
Purchase of stock	—	1,416	(1,416)

December 31, 2013, $.50 par value stock, 200,000 shares authorized	184,735	25,363	159,372

In June 2012, the Company amended its Certificate of Incorporation to change its shares authorized from 400,000 shares to 200,000 shares.

Note 5 – MARKETABLE SECURITIES

At December 31, 2013, available-for-sale securities, consisting entirely of U.S. government securities, are due within one year or less by contractual maturity.

For trading securities, in 2013 the Company recorded realized gains of $28,917 and unrealized gains of $166,804. In 2012 the Company recorded realized gains of $6,359 and unrealized losses of $17,655.

Note 6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2013	2012
Assets:
Net Leasehold Impairment Reserves	$253,939	$254,045
Gas Balance Receivable	52,379	52,379
Long-Lived Asset Impairment	1,524,237	1,293,338
Deferred Geological and Geophysical Expense	118,443	466
Other	192,180	210,625
Total Assets	2,141,178	1,810,853
Liabilities:
Receivables	276,273	201,436
Intangible Drilling Costs	4,484,726	4,000,766
Depletion, Depreciation and Other	1,237,881	1,061,574
Total Liabilities	5,998,880	5,263,776
Net Deferred Tax Liability	$(3,857,702)	$(3,452,923)

The increase in the deferred tax liability for 2013 reflected in the above table is primarily the result of the Company’s increased current year drilling activity, which resulted in an increase in the intangible drilling costs and the bonus depreciation on the increased lease and well equipment additions for successful wells.

The following table summarizes the current and deferred portions of income tax expense:

	Year Ended December 31,
	2013	2012
Current Tax Provision:
Federal	$1,450,082	$1,153,057
State	42,626	34,341
	1,492,708	1,187,398
Deferred Provision	404,779	464,423
Total Provision	$1,897,487	$1,651,821

The total provision for income tax expressed as a percentage of income before income tax was 24% for 2013 and 27% for 2012. These amounts differ from the amounts computed by applying the statutory U.S. federal income tax rate of 34% for 2013 and 2012 to income before income tax as summarized in the following reconciliation:

	Year Ended December 31,
	2013	2012

Computed Federal Tax Provision	$2,708,280	$2,109,926

Increase (Decrease) in Tax From:
Allowable Depletion in Excess of Basis	(811,242)	(540,969)
Dividend Received Deduction	(392)	(400)
State Income Tax Provision	42,626	34,341
Other	(41,785)	48,923
Provision for Income Tax	$1,897,487	$1,651,821
Effective Tax Rate	24%	27%

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

The Company leases its corporate office from the Partnership. The operating lease, under which the space was rented, expired February 28, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $29,700 for 2013 and 2012.

Note 8 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

All of the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2013	2012
Acquisition of Properties:
Unproved	$818,290	$227,050
Proved	1,917,376	—
Exploration Costs	3,587,244	2,713,181
Development Costs	3,898,134	4,484,572
Asset Retirement Obligation	326,687	146,359

Note 9 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. During 2013 and 2012 there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At December 31, 2013 and 2012, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2014	$—	$6,653,823	$—
Trading Securities –
Domestic Equities	389,766	—	—
International Equities	179,509	—	—
Others	17,433	—	—

	2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2013	$—	$6,652,590	$—
Trading Securities –
Domestic Equities	257,229	—	—
International Equities	111,729	—	—
Others	20,377	—	—

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents non-recurring fair value liabilities. The fair value of the non-financial liabilities incurred was $281,030 in 2013 and $126,551 in 2012 and was calculated using Level 3 inputs. See Note 2 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses of $1,644,142 for 2013 and $1,811,732 for 2012 also represent non-recurring fair value expenses. See Note 10 below for the inputs that are used for calculating these expenses.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables, and dividends payable. As of December 31, 2013 and 2012, the historical cost of cash and cash equivalents, trade receivables, trade payables, and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $1,644,142 for 2013 and $1,811,732 for 2012 are included in the Statements of Income in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments for 2013 and 2012 were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing price was used for calculating future revenue and cash flow.

Note 11 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net for 2013 and 2012:

	2013	2012
Net Realized and Unrealized Gain (Loss) on Trading Securities	$195,721	$(11,296)
Gains on Asset Sales	118,011	452,590
Interest Income	22,833	32,434
Settlements of Class Action Lawsuits	15,085	718
Agricultural Rental Income	5,600	5,600
Dividend Income	1,648	1,678
Income from Other Investments	33,000	44,200
Interest and Other Expenses	(34,817)	(34,562)
Other Income, Net	$357,081	$491,362

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

Mesquite, Mid-American and LLTD share facilities and employees including executive officers with the Company. The Company has been reimbursed for services, facilities, and miscellaneous business expenses incurred in 2013 in the amount of $177,782 each by Mesquite, Mid-American and LLTD. Reimbursements in 2012 were $174,589 each by Mesquite, Mid-American and LLTD. Included in the 2013 amounts, Mesquite, Mid-American and LLTD each paid $126,884 for their share of salaries. In 2012, the share of salaries paid by Mesquite, Mid-American and LLTD was $124,988 each.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2013	2012
Oil and Condensate (Bbls)
Proved Developed and Undeveloped Reserves:
Beginning of Year	454,951	370,322
Revisions of Previous Estimates	6,602	25,072
Extensions and Discoveries	127,505	146,358
Purchase of Reserves	48,497	—
Production	(110,196)	(86,801)
End of Year	527,359	454,951
Proved Developed Reserves:
Beginning of Year	454,951	370,322
End of Year	484,633	454,951

Gas (MCF)
Proved Developed and Undeveloped Reserves:
Beginning of Year	3,634,480	2,588,974
Revisions of Previous Estimates	99,133	(111,215)
Extensions and Discoveries	716,497	1,766,753
Purchase of Reserves	589,003	—
Production	(917,755)	(610,032)
End of Year	4,121,358	3,634,480
Proved Developed Reserves:
Beginning of Year	3,634,480	2,588,974
End of Year	3,822,278	3,634,480

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

Notes:

1.	Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 32,189 Bbls of oil and 541,866 MCF of gas for 2013 and 20,606 Bbls of oil and 518,353 MCF of gas for 2012.

2.	The preceding table sets forth estimates of the Company’s proved developed oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2013 and 2012. The Company engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

3.	The Company emphasizes that the reserve volumes shown are estimates, which by their nature are subject to revision in the near term. The estimates have been made by utilizing geological and reservoir data, as well as actual production performance data available to the Company. These estimates are reviewed annually and are revised upward or downward as warranted by additional performance data. The Company’s engineer is not independent, but strives to use an objective approach in calculating the Company’s working interest reserve estimates.

4.	The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2013 summary reserve report was tested by comparison to 2013 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTEREST
OIL AND GAS RESERVES
(Unaudited)

	At December 31,
	2013	2012
Future Cash Inflows	$61,732,164	$47,594,837

Future Production and Development Costs	(20,525,589)	(14,711,266)

Future Asset Retirement Obligation	(1,937,212)	(1,499,238)

Future Income Tax Expense	(8,041,742)	(6,744,346)

Future Net Cash Flows	31,227,621	24,639,987

10% Annual Discount for Estimated Timing of Cash Flows	(9,505,407	(7,621,558)

Standardized Measure of Discounted Future Net Cash Flows	$21,722,214	$17,018,429

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2012 and 2013, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS FROM
PROVED WORKING INTEREST RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2013	2012
Standardized Measure, Beginning of Year	$17,018,429	$16,055,120

Sales and Transfers, Net of Production Costs	(10,549,949)	(7,431,704)

Net Change in Sales and Transfer Prices, Net of Production Costs	1,841,016	(2,076,678)

Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	9,793,021	9,250,745

Revisions of Quantity Estimates	601,915	184,782

Accretion of Discount	2,308,396	2,020,364

Purchases of Reserves in Place	1,969,430	—

Net Change in Income Taxes	(935,750)	(217,583)

Net Change in Asset Retirement Obligation	(314,402)	(142,243)

Changes in Production Rates (Timing) and Other	(9,892)	(624,374)

Standardized Measure, End of Year	$21,722,214	$17,018,429

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements, and provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (1922) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a Smaller Reporting Company, Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

/s/ Cameron R. McLain	/s/ James L. Tyler
Cameron R. McLain, President	James L. Tyler, 2nd Vice President
Principal Executive Officer	Principal Financial Officer
March 28, 2014	March 28, 2014

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are exhibits to this Form 10-K. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated June 1, 2012 is incorporated by reference to Exhibit 3.1 of The Reserve Petroleum Company’s Annual Report 10-K (Commission File No. 0-8157) filed March 28, 2013.

3.2	Amended By-Laws dated November 16, 2004, are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

14	Code of Ethics incorporated by reference to Exhibit 14 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Jerry L. Crow
Kyle L. McLain (Chairman of the Board)	Jerry L. Crow (Director)
March 28, 2014	March 28, 2014

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 28, 2014	March 28, 2014

