Form 10-Q
period 2014-03-31
RESERVE PETROLEUM CO
filed 2014-05-15
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8157

THE RESERVE PETROLEUM COMPANY

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	73-0237060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 9, 2014, 159,015 shares of the registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Derived from
		audited financial
		statements)

Current Assets:
Cash and Cash Equivalents	$12,678,182	$10,764,506
Available-for-Sale Securities	6,653,823	6,653,823
Trading Securities	541,197	586,708
Refundable Income Taxes	—	336,620
Receivables	2,885,515	2,449,048
Prepaid Seismic	1,494	6,232
	22,760,211	20,796,937
Investments:
Equity Investment	600,708	613,558
Other	151,839	151,839
	752,547	765,397
Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,655,135	1,601,180
Proved Properties	48,521,388	47,968,895
	50,176,523	49,570,075
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	32,027,696	31,170,203
	18,148,827	18,399,872
Other Property and Equipment, at Cost	427,056	427,056
Less – Accumulated Depreciation	314,519	305,302
	112,537	121,754
Total Property, Plant and Equipment	18,261,364	18,521,626
Other Assets	378,293	376,982
Total Assets	$42,152,415	$40,460,942

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Derived from
		audited financial
		statements)

Current Liabilities:
Accounts Payable	$247,756	$367,622
Current Income Taxes Payable	66,136	—
Other Current Liabilities – Deferred Income Taxes and Other	326,885	337,624
	640,777	705,246
Long-Term Liabilities:
Asset Retirement Obligation	1,548,504	1,510,864
Dividends Payable	1,357,226	1,369,966
Deferred Tax Liability, Net	3,363,959	3,548,035
	6,269,689	6,428,865
Total Liabilities	6,910,466	7,134,111

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	36,337,995	34,363,292
	36,495,363	34,520,660

Less – Treasury Stock, at Cost	1,253,414	1,193,829
Total Stockholders’ Equity	35,241,949	33,326,831
Total Liabilities and Stockholders’ Equity	$42,152,415	$40,460,942

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Operating Revenues:
Oil and Gas Sales	$5,275,210	$3,824,316
Lease Bonuses and Other	200,942	22,068
	5,476,152	3,846,384
Operating Costs and Expenses:
Production	844,600	727,505
Exploration	657,471	241,803
Depreciation, Depletion, Amortization and Valuation Provisions	867,632	872,955
General, Administrative and Other	438,241	431,970
	2,807,944	2,274,233
Income from Operations	2,668,208	1,572,151

Other Income/(Loss), Net	(15,558)	54,364
Income Before Provision for Income Taxes	2,652,650	1,626,515
Income Tax Provision/(Benefit):
Current	902,762	227,710
Deferred	(224,815)	155,795
Total Provision for Income Taxes	677,947	383,505
Net Income	$1,974,703	$1,243,010
Per Share Data:
Net Income, Basic and Diluted	$12.40	$7.73

Weighted Average Shares Outstanding, Basic and Diluted	159,228	160,747

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net Cash Provided by Operating Activities	$3,264,333	$2,229,181
Cash Flows Applied to Investing Activities:
Proceeds from Disposal of Property, Plant and Equipment	200	—
Purchase of Property, Plant and Equipment	(1,318,627)	(2,175,804)
Cash Distribution from Equity Investee	40,095	16,500
Net Cash Applied to Investing Activities	(1,278,332)	(2,159,304)
Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(12,740)	(18,662)
Purchase of Treasury Stock	(59,585)	(13,320)
Total Cash Applied to Financing Activities	(72,325)	(31,982)
Net Change in Cash and Cash Equivalents	1,913,676	37,895

Cash and Cash Equivalents, Beginning of Period	10,764,506	10,842,311
Cash and Cash Equivalents, End of Period	$12,678,182	$10,880,206

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2013, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss). Net:

	Three Months Ended
	March 31,
	2014	2013
Net Realized and Unrealized Gain/(Loss) on Trading Securities	$(45,925)	$35,074
Gain on Asset Sales	1,123	3,683
Interest Income	5,332	5,844
Equity Earnings in Investee	27,245	15,267
Other Income	7,930	3,219
Interest and Other Expenses	(11,263)	(8,723)
Other Income, Net	$(15,558)	$54,364

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

Note 4 – PROVISION FOR INCOME TAXES

In 2014 and 2013, the effective tax rate was less than the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2013	$1,510,864
Liabilities incurred for new wells	26,651
Liabilities settled (wells sold or plugged)	(162)
Accretion expense	11,151
Balance at March 31, 2014	$1,548,504

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At March 31, 2014 and December 31, 2013, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2014	$—	$6,653,823	$—
Trading Securities:
Domestic Equities	372,832	—	—
International Equities	95,937	—	—
Others	72,428	—	—

	December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2014	$—	$6,653,823	$—
Trading Securities:
Domestic Equities	389,766	—	—
International Equities	179,509	—	—
Others	17,433	—	—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the quarter ended March 31, was $26,651 in 2014 and $47,090 in 2013 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2014 and December 31, 2013, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements issued and none that became effective since December 31, 2013 that were directly applicable to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (hereinafter, the “2013 Form 10-K”), as well as the financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the 2013 Form 10-K.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2014, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $3,264,333 and a cash distribution of $40,095 from an equity investment for total cash provided of $3,304,428. The Company utilized cash for property additions of $1,318,627 and financing activities of $72,325 for total cash applied of $1,390,952. Cash and cash equivalents increased $1,913,676 to $12,678,182.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2013. A discussion of these items follows.

Trading securities decreased $45,511 (8%) from $586,708 to $541,197. The decrease was the net result of a $62,657 decrease in the trading securities market value offset by $17,146 of net income from these securities.

Refundable income taxes decreased $402,756 (120%) from a receivable of $336,620 to a payable of $66,136 due to the first quarter 2014 current income tax provision of $902,762 offset by estimated tax payments of $500,006 for the same period.

Receivables increased $436,467 (18%) to $2,885,515 from $2,449,048. This increase was due mostly to higher oil and gas sales receivables. Sales variances are discussed in the “Results of Operations” section below.

Accounts payable decreased $119,866 (33%) to $247,756 from $367,622 due primarily to a decline in the drilling activity in the quarter ended March 31, 2014 compared to the quarter ended December 31, 2013.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $3,264,333 in 2014, an increase of $1,035,152 (46%) from the comparable period in 2013. The increase was primarily the result of increased oil and gas sales and an increase in lease bonuses. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property additions in 2014 was $1,318,627, a decrease of $857,177 (39%) from cash applied in 2013 of $2,175,804. For both 2014 and 2013, cash applied to property additions was mostly related to oil and gas exploration and development activity. The decrease in property additions for 2014 is mostly due to a decline in the exploration and development drilling activity in the first quarter of 2014 versus 2013. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2013 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2014, Compared with Three Months Ended March 31, 2013

Net income increased $731,693 (59%) to $1,974,703 in 2014 from $1,243,010 in 2013. Net income per share, basic and diluted, increased $4.67 (60%) to $12.40 in 2014 from $7.73 in 2013.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $1,450,894 (38%) to $5,275,210 in 2014 from $3,824,316 in 2013. Of the $1,450,894 change, crude oil sales increased $751,525; natural gas sales increased $508,743; and miscellaneous oil and gas product sales increased $190,626.

The $751,525 (30%) increase in oil sales to $3,256,819 in 2014 from $2,505,294 in 2013 was the result of an increase in the average price per barrel (Bbl) and the volume sold. The volume of oil sold increased 5,813 Bbls to 35,533 Bbls in 2014, resulting in a positive volume variance of $490,012. The average price per Bbl increased $7.36 to $91.65 per Bbl in 2014, resulting in a positive price variance of $261,513. The increase in oil volumes sold was mostly due to production of 16,094 Bbls from new wells partially offset by 10,281 Bbls of production declines from older wells.

The $508,743 (41%) increase in gas sales to $1,753,948 in 2014 from $1,245,205 in 2013 was the net result of an increase in the average price per thousand cubic feet (MCF) and a decrease in the volume sold. The volume of gas sold decreased 37,249 MCF to 367,705 MCF in 2014 from 404,954 MCF in 2013, for a negative volume variance of $114,354. The decrease in gas volumes sold was mostly due to production declines from older wells, especially in Arkansas, partially offset by production of 128,054 MCF from new wells. The average price per MCF increased $1.70 to $4.77 per MCF in 2014 from $3.07 per MCF in 2013, resulting in a positive price variance of $623,097.

Sales from the Robertson County, Texas royalty interest properties provided approximately 21% of the Company’s first quarter 2014 gas sales volumes and about 27% of the first quarter 2013 gas sales volumes. See discussion on page 11 of the 2013 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 18% of the Company’s first quarter 2014 gas sales volumes and about 36% of the first quarter 2013 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $264,443 in 2014 compared to $73,817 in 2013.

The Company received lease bonuses of $200,942 in the first quarter of 2014 for leases on its owned minerals. Lease bonuses for the first quarter of 2013 were $22,068.

There were no coal royalties for the first quarter of 2014 or 2013 for coal mined on North Dakota leases.

Operating Costs and Expenses. Operating costs and expenses increased $533,711 (23%) to $2,807,944 in 2014 from $2,274,233 in 2013. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $117,095 (16%) in 2014 to $844,600 from $727,505 in 2013. This increase was due primarily to an increase in lease operating and handling expense of $67,394 (12%) to $632,467 for 2014 from $565,073 for 2013. This increase was due primarily to new wells which first produced after March 31, 2013. The remaining $49,701 increase was due to higher production taxes as a result of increased oil and gas sales revenue.

Exploration Costs. Total exploration expense increased $415,668 (172%) to $657,471 in 2014 from $241,803 in 2013. The increase was entirely due to geological and geophysical expense of $657,945 in 2014 and $237,432 in 2013. This increase was due primarily to the seismic cost on the Creek County, Oklahoma prospect discussed below.

The following is a summary as of April 30, 2014, updating both exploration and development activity from December 31, 2013, for the period ended March 31, 2014.

The Company is participating with its 18% working interest in three development wells on a Barber County, Kansas prospect. The wells have been drilled and are awaiting completion. Three additional development wells will be drilled on the prospect in 2014. Capitalized costs for the period were $84,856, including $79,257 in prepaid drilling costs.

The Company participated with 16% and 8% working interests in the drilling of two development wells on a Woods County, Oklahoma prospect. Completions are in progress on both wells. Capitalized costs for the period were $140,800, including $64,500 in prepaid drilling costs.

The Company will participate with its 10.5% working interest in the drilling of an exploratory well on a Cimarron County, Oklahoma prospect starting in May 2014.

The Company will participate with a 7.5% working interest in the drilling of two horizontal development wells on a Woods County, Oklahoma prospect starting in the second quarter of 2014.

The Company is participating with a 9% working interest in a horizontal development well on a Roger Mills County, Oklahoma prospect. The well is currently drilling.

The Company will participate with its 10.5% working interest in the drilling of an exploratory well on a Logan County, Oklahoma prospect starting in the second quarter of 2014.

The Company participated with a 6.6% working interest in the drilling of an exploratory well on a Garvin County, Oklahoma prospect. The deep objectives were non-productive and the lower portion of the hole was plugged. The Company will participate with a 12.8% working interest in a completion attempt of a shallow zone.

The Company will participate in the drilling of an exploratory well and a salt water disposal well on a Seminole County, Oklahoma prospect starting in the second quarter of 2014. Prepaid drilling costs for the period were $186,648.

The Company participated with a 10.7% working interest in the drilling of a development well and with a 10.3% working interest in an attempted re-entry and washdown on a Woods County, Oklahoma prospect. A completion is in progress on the development well. The re-entry was unsuccessful and the well was plugged. The Company will participate with a 10.3% interest in an additional development well starting in the second quarter of 2014. Prepaid drilling costs for the period were $14,685.

In February 2014, the Company purchased a 10% interest in 250 net acres of leasehold on a McClain County, Oklahoma prospect for $11,875. The Company is participating in an exploratory well that has been drilled and is awaiting completion.

In March 2014, the Company purchased a 14% interest in 1,705 net acres of leasehold and 70 square miles of 3-D seismic data on a Creek County, Oklahoma prospect for $684,376. Seismic interpretation and additional leasehold acquisition are in progress. Eight potential structures have been identified and exploratory drilling will start in the second half of 2014.

Other Income/(Loss), Net. This line item decreased $69,922 (129%) to a loss of $(15,558) in 2014 from income of $54,364 in 2013. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities losses in 2014 were $(45,925) compared to gains of $35,074 in 2013, a decrease of $80,999. In 2014, the Company had realized gains of $16,732 and unrealized losses of $(62,657) from adjusting the securities to estimated fair market value. In 2013, the Company had realized losses of $(11,155) and unrealized gains of $46,229.

Provision for Income Taxes. The provision for income taxes increased $294,442 (77%) to $677,947 in 2014 from $383,505 in 2013. The increase was due to the increase in income before income taxes of $1,026,135 (63%) to $2,652,650 in 2014 from $1,626,515 in 2013. Of the 2014 income tax provision, the estimated current tax expense was $902,762, which was offset by an estimated deferred tax benefit of $(224,815). Of the 2013 income tax provision, the current and deferred expenses were $227,710 and $155,795, respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

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

As defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Internal Control over Financial Reporting

As defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, the term “internal control over financial reporting” means a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2014, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1 to January 31, 2014	6	$230	—	—
February 1 to February 28, 2014	304	$180	—	—
March 1 to March 31, 2014	20	$180	—	—

Total	330	$181	—	—

[1] The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

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
______________________
* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2014	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: May 15, 2014	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer

