Form 10-Q
period 2014-06-30
RESERVE PETROLEUM CO
filed 2014-08-13
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 8, 2014, 158,826 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Derived from
		audited financial
		statements)

Current Assets:
Cash and Cash Equivalents	$12,640,482	$10,764,506
Available-for-Sale Securities	6,654,786	6,653,823
Trading Securities	581,540	586,708
Refundable Income Taxes	183,436	336,620
Receivables	2,342,569	2,449,048
Prepaid Seismic	—	6,232
	22,402,813	20,796,937
Investments:
Equity Investment	383,073	613,558
Other	151,839	151,839
	534,912	765,397
Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,696,270	1,601,180
Proved Properties	49,328,166	47,968,895
	51,024,436	49,570,075
Less – Accumulated Depreciation, Depletion, Amortization and
Valuation Allowance	33,041,240	31,170,203
	17,983,196	18,399,872
Other Property and Equipment, at Cost	434,549	427,056

Less – Accumulated Depreciation	323,913	305,302
	110,636	121,754
Total Property, Plant and Equipment	18,093,832	18,521,626
Other Assets	377,255	376,982
Total Assets	$41,408,812	$40,460,942

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Derived from
		audited financial
		statements)

Current Liabilities:
Accounts Payable	$481,539	$367,622
Other Current Liabilities – Deferred Income Taxes and Other	406,644	337,624
	888,183	705,246
Long-Term Liabilities:
Asset Retirement Obligation	1,559,186	1,510,864
Dividends Payable	1,528,033	1,369,966
Deferred Tax Liability, Net	3,338,462	3,548,035
	6,425,681	6,428,865
Total Liabilities	7,313,864	7,134,111

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	35,229,550	34,363,292
	35,386,918	34,520,660

Less – Treasury Stock, at Cost	1,291,970	1,193,829
Total Stockholders’ Equity	34,094,948	33,326,831
Total Liabilities and Stockholders’ Equity	$41,408,812	$40,460,942

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenues:
Oil and Gas Sales	$5,103,967	$4,956,399	$10,379,177	$8,780,715
Lease Bonuses and Other	414,592	135,604	615,534	157,673
	5,518,559	5,092,003	10,994,711	8,938,388
Operating Costs and Expenses:
Production	817,889	681,933	1,662,489	1,409,438
Exploration	559,906	53,677	1,217,377	295,480
Depreciation, Depletion, Amortization and Valuation Provisions	1,102,494	923,338	1,970,126	1,796,293
General, Administrative and Other	433,423	408,941	871,664	840,912
	2,913,712	2,067,889	5,721,656	4,342,123
Income from Operations	2,604,847	3,024,114	5,273,055	4,596,265

Other Income, Net	211,357	108,004	195,799	162,369
Income Before Provision for Income Taxes	2,816,204	3,132,118	5,468,854	4,758,634
Income Tax Provision / (Benefit):
Current	720,433	328,624	1,623,195	556,334
Deferred	24,262	549,847	(200,553)	705,642
Total Provision for Income Taxes	744,695	878,471	1,422,642	1,261,976
Net Income	$2,071,509	$2,253,647	$4,046,212	$3,496,658
Per Share Data
Net Income, Basic and Diluted	$13.03	$14.04	$25.43	$21.77

Cash Dividends Declared and / or Paid	$20.00	$10.00	$20.00	$10.00
Weighted Average Shares Outstanding,
Basic and Diluted	159,006	160,532	159,116	160,639

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Net Cash Provided by Operating Activities	$7,216,668	$5,457,450
Cash Flows Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(6,654,786)	(6,653,721)
Maturity of Available-for-Sale Securities	6,653,823	6,652,589
Proceeds from Disposal of Property, Plant and Equipment	21,188	43,007
Purchase of Property, Plant and Equipment	(2,528,483)	(3,550,216)
Cash Distribution from Equity Investee	287,595	16,500
Net Cash Applied to Investing Activities	(2,220,663)	(3,491,841)
Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(3,021,888)	(1,530,833)
Purchase of Treasury Stock	(98,141)	(167,080)
Total Cash Applied to Financing Activities	(3,120,029)	(1,697,913)
Net Change in Cash and Cash Equivalents	1,875,976	267,696

Cash and Cash Equivalents, Beginning of Period	10,764,506	10,842,311
Cash and Cash Equivalents, End of Period	$12,640,482	$11,110,007

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2013, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Realized and Unrealized Gain/(Loss) on Trading Securities	$39,942	$44,720	$(5,983)	$79,794
Gain on Asset Sales	14,745	28,789	15,868	32,472
Interest Income	4,477	7,240	9,809	13,084
Equity Earnings in Investee	29,865	5,492	57,110	20,759
Other Income	133,586	30,419	141,516	33,638
Interest and Other Expenses	(11,258)	(8,656)	(22,521)	(17,378)
Other Income, Net	$211,357	$108,004	$195,799	$162,369

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2013	$1,510,864
Liabilities incurred for new wells	32,272
Liabilities settled (wells sold or plugged)	(6,251)
Accretion expense	22,301
Balance at June 30, 2014	$1,559,186

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At June 30, 2014 and December 31, 2013, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2014	$—	$6,654,786	$—
Trading Securities:
Domestic Equities	424,479	—	—
International Equities	145,621	—	—
Others	11,440	—	—

	December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2014	$—	$6,653,823	$—
Trading Securities:
Domestic Equities	389,766	—	—
International Equities	179,509	—	—
Others	17,433	—	—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the six months ended June 30, was $32,272 in 2014 and $61,726 in 2013 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2014 and December 31, 2013, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – SUBSEQUENT EVENTS

On July 30, 2014 the Company received $659,255 as a bonus for a lease of 366 net acres of owned minerals in Lee County, Texas. This amount will be reflected as lease bonus revenue in the 2014 third quarter results included in the Company’s Form 10-Q Quarterly Report for the period ending September 30, 2014.

Note 8 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company for interim and annual periods beginning on or after December 15, 2016. Management is currently assessing the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

No other accounting pronouncements were issued and none became effective since December 31, 2013 that were directly applicable to the Company.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2014, the Company continued to fund its business activity through the use of internal sources of cash.

The Company had cash provided by operations of $7,216,668 and cash provided by the maturities of available-for-sale securities of $6,653,823. Additional cash of $308,783 was provided by property dispositions and investment distributions for total cash provided of $14,179,274. The Company utilized cash for the purchase of available-for-sale securities of $6,654,786, property additions of $2,528,483 and financing activities of $3,120,029 for total cash applied of $12,303,298. Cash and cash equivalents increased $1,875,976 (17%) to $12,640,482.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2013. A discussion of these items follows.

Refundable income taxes decreased $153,184 (46%) to $183,436 from $336,620 due to the first half 2014 current income tax provision of $1,623,195, offset by estimated tax payments of $1,470,011 for the same period.

Accounts payable increased $113,917 (31%) to $481,539 from $367,622. The increase was due entirely to the increased drilling activity at June 30, 2014 compared to December 31, 2013.

Deferred income taxes and other liabilities increased $69,020 (20%) to $406,644 from $337,624 due to an increase of $60,000 in ad valorem tax accruals and an increase of $9,020 in current deferred income taxes. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $7,216,668 in 2014, an increase of $1,759,218 (32%) from the comparable period in 2013. The increase was primarily due to increased operating revenue, partially offset by increased exploration costs. For more information see “Operating Revenues” and “Exploration Costs” below.

Cash applied to the purchase of property additions in 2014 was $2,528,483, a decrease of $1,021,733 (29%) from cash applied in 2013 of $3,550,216. In both 2014 and 2013, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2013 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Six Months Ended June 30, 2014, Compared with Six Months Ended June 30, 2013

Net income increased $549,554 (16%) to $4,046,212 in 2014 from $3,496,658 in 2013. Net income per share, basic and diluted, increased $3.66 (17%) to $25.43 in 2014 from $21.77 in 2013.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $1,598,462 (18%) to $10,379,177 in 2014 from $8,780,715 in 2013. The $1,598,462 increase is due to higher natural gas sales of $777,922; higher crude oil sales of $562,635; and an increase in miscellaneous oil and gas product sales of $257,905.

The $562,635 (9%) increase in oil sales to $6,608,766 in 2014 from $6,046,131 in 2013 was the result of an increase in both the volume sold and the average price per barrel (Bbl). The volume of oil sold increased 353 Bbls to 70,555 Bbls in 2014, resulting in a positive volume variance of $30,404. This volume increase was the net result of an increase of 24,103 Bbls for production that began after June 30, 2013, offset by a decline of 23,750 Bbls from older properties. The average price per Bbl increased $7.54 to $93.67 per Bbl in 2014, resulting in a positive price variance of $532,231.

The $777,922 (30%) increase in gas sales to $3,378,998 in 2014 from $2,601,076 in 2013 was the net result of an increase in the average price per thousand cubic feet (MCF), offset by a decline in the volume sold. The volume of gas sold decreased 25,718 MCF to 719,832 MCF from 745,550 MCF in 2013, for a negative volume variance of $89,756. The decrease in gas volumes sold was the net result of approximately 206,000 MCF of production declines from older wells, especially in Arkansas, partially offset by production of approximately 180,000 MCF from wells that first produced after June 30, 2013. The average price per MCF increased $1.20 to $4.69 per MCF from $3.49 per MCF in 2013, resulting in a positive price variance of $867,678.

Sales from the Robertson County, Texas royalty interest properties provided approximately 22% of the Company’s first half 2014 gas sales volumes and about 27% of the first half 2013 gas sales volumes. See discussion on page 11 of the 2013 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 19% of the Company’s first half 2014 gas sales volumes and about 33% of the first half 2013 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $391,413 in 2014 as compared to $133,508 in 2013.

The Company received lease bonuses of $614,894 in the first half of 2014 for leases on its owned minerals. Lease bonuses for the first half of 2013 were $157,033. In 2014, 89% of the bonuses were for leases on owned minerals in Texas and the remainder were for owned minerals in Oklahoma. In 2013, 85% of the bonuses were for Oklahoma leases and 15% were for Texas leases.

Operating Costs and Expenses. Operating costs and expenses increased $1,379,533 (32%) to $5,721,656 in 2014 from $4,342,123 in 2013. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $253,051 (18%) to $1,662,489 in 2014 from $1,409,438 in 2013. Lease operating expense and transportation and compression expense increased $166,619 (15%) to $1,242,344 in 2014 from $1,075,725 in 2013 due primarily to new wells that first produced after June 30, 2013. Production taxes increased $86,432 (26%) to $420,145 in 2014 from $333,713 in 2013 due primarily to the increased oil and gas sales revenues described above in the “Operating Revenues” section.

Exploration Costs. Total exploration expense increased $921,897 (312%) to $1,217,377 in 2014 from $295,480 in 2013. Dry hole costs increased $553,623 to $556,560 in 2014 from $2,937 in 2013. Geological and geophysical expense increased $368,273 to $660,816 in 2014 from $292,543 in 2013.

The following is a summary as of July 29, 2014, updating both exploration and development activity from December 31, 2013, for the period ended June 30, 2014.

The Company participated with its 18% working interest in the drilling of three development wells on a Barber County, Kansas prospect. Two of the wells were completed as commercial gas producers and the third as a commercial oil producer. Three additional development wells will be drilled on the prospect in 2014. Capitalized costs for the period were $292,262, including $79,042 in prepaid drilling costs.

The Company participated with 16% and 8% working interests in the drilling of two development wells on a Woods County, Oklahoma prospect. Both wells were completed as commercial oil and gas producers. Capitalized costs for the period were $175,200, including $5,613 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial gas producer. Capitalized costs for the period were $131,400, including $54,938 in prepaid drilling costs.

The Company participated with an 11.8% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. A completion is in progress. Capitalized costs for the period were $85,775, including $46,579 in prepaid drilling costs.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Cimarron County, Oklahoma prospect. The well was completed as a dry hole. Costs expensed to dry hole costs were $60,502.

The Company participated with a 7.5% working interest in the drilling of three horizontal development wells on a Woods County, Oklahoma prospect. Completions are in progress on all three wells. Capitalized costs for the period were $262,589.

The Company participated with a 9% working interest in the drilling of two horizontal development wells on a Roger Mills County, Oklahoma prospect. Completions are in progress on both wells. Capitalized costs for the period were $151,454.

The Company will participate with its 10.5% working interest in the drilling of an exploratory well on a Logan County, Oklahoma prospect starting in the third quarter of 2014.

The Company participated with a 6.6% working interest in the drilling of an exploratory well on a Garvin County, Oklahoma prospect. The deep objectives were non-productive and the lower portion of the hole was plugged. The Company is participating with a 12.8% working interest in a completion attempt of a shallow zone. Capitalized costs for the period were $83,793, including $9,182 in prepaid drilling costs. Costs of $482,882 were expensed to dry hole costs.

The Company is participating with its 10.5% interest in the purchase of a producing oil well and two salt water disposal wells on a Seminole County, Oklahoma prospect. One of the disposal wells will be recompleted as an oil producer. Previous plans to drill a producing well have been delayed indefinitely, and the previously planned disposal well will not be drilled since it is no longer needed. Prepaid costs for the period were $233,897.

The Company participated with 10.7% and 10.3% working interests in the drilling of two development wells and with a 10.3% working interest in an unsuccessful re-entry and washdown attempt on a Woods County, Oklahoma prospect. One of the wells was completed as a commercial oil and gas producer and a completion is in progress on the other. The Company will participate with 7% and 10.3% interests in two additional development wells starting in November 2014. Capitalized costs for the period were $154,552, including $81,325 in prepaid drilling costs. Costs expensed to dry hole costs for the re-entry were $13,862.

In February 2014, the Company purchased a 10% interest in 250 net acres of leasehold on a McClain County, Oklahoma prospect for $11,875. The Company participated in the drilling of an exploratory well. A completion is in progress. Capitalized costs for the period were $49,354.

In March 2014, the Company purchased a 14% interest in 1,705 net acres of leasehold and 70 square miles of 3-D seismic data on a Creek County, Oklahoma prospect for $684,376. Seismic interpretation and additional leasehold acquisition are in progress. Eight potential structures have been identified and exploratory drilling will start in the second half of 2014. Additional leasehold costs for the period were $24,946.

In July 2014, the Company agreed to purchase a 14% interest in 160 net acres of leasehold on a Creek County, Oklahoma prospect for $24,500. An exploratory well will be drilled starting in September 2014.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $173,833 (10%) to $1,970,126 in 2014 from $1,796,293 in 2013. The increase was due to an increase of approximately $100,000 in current year depreciation expense on oil and gas properties and lease impairments of approximately $74,000.

Other Income, Net. This line item increased $33,430 (21%) to $195,799 in 2014 from $162,369 in 2013. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item. Components with significant changes are discussed in the following paragraphs.

Losses on trading securities in 2014 were $(5,983) as compared to gains of $79,794 in 2013, a decrease of $85,777. In 2014, the Company had realized gains of $18,779 and unrealized losses of $(24,762) from adjusting the securities to estimated fair market value. In 2013, the Company had realized losses of $(4,032) and unrealized gains of $83,826.

Other income increased $107,878 to $141,516 in 2014 from $33,638 in 2013. Most of the increase was due to $130,701 of class action lawsuit settlements in 2014 with no similar amounts in 2013. This increase was offset by a $23,000 decrease in other investment income to $10,000 in 2014 from $33,000 in 2013.

Provision for Income Taxes. The provision for income taxes increased $160,666 (13%) to $1,422,642 in 2014 from $1,261,976 in 2013. The increase was due to the higher income before income taxes of $710,220 (15%) to $5,468,854 in 2014 from $4,758,634 in 2013. Of the 2014 income tax provision, the estimated current tax expense was $1,623,195 and the estimated deferred tax benefit was $(200,553). Of the 2013 income tax provision, the current and deferred tax expenses were $556,334 and $705,642, respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2014, Compared with Three Months Ended June 30, 2013.

Net income decreased $182,138 (8%) to $2,071,509 in 2014 from $2,253,647 in 2013. The material changes in the results of operations, which caused the decrease in net income, are discussed below.

Operating Revenues. Revenues from oil and gas sales increased $147,568 (3%) to $5,103,967 in 2014 from $4,956,399 in 2013. The increase was the net result of a decrease in oil sales of $188,890 (5%) to $3,351,947; an increase in gas sales of $269,178 (20%) to $1,625,050; and an increase in sales of miscellaneous products of $67,280 to $126,970.

The $188,890 decrease in oil sales was the result of a decrease in the volume of oil sold of 5,460 Bbls to 35,021 Bbls, for a negative volume variance of $477,586, and an increase in the average price received of $8.24 per Bbl to $95.71, for a positive price variance of $288,696.

The $269,178 increase in gas sales was the result of an increase in the volume of gas sold of 11,532 MCF, for a positive volume variance of $45,897, and an increase in the average price of $0.63 per MCF to $4.61, for a positive price variance of $223,281.

Other operating revenues increased $278,988 (206%) to $414,592 in 2014 from $135,604 in 2013. This increase was due to an increase in lease bonuses for minerals in various Oklahoma and Texas Counties of $278,988 to $413,952 in 2014 from $134,964 in 2013. Coal royalties of $640 were received in 2014 and 2013.

Production Expense. Production expense increased $135,956 (20%) to $817,889 in 2014 from $681,933 in 2013. Lease operating expense and transportation and compression expense increased $99,225 to $609,877 in 2014 from $510,652 in 2013. Production taxes increased $36,731 to $208,012 in 2014 from $171,281 in 2013.

Other Income, Net. This line item increased $103,353 (96%) to $211,357 in 2014 from $108,004 in 2013. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. Components with significant changes are discussed in the following paragraphs.

Other income increased $103,167 to $133,586 in 2014 from $30,419 in 2013. Most of the increase was due to $123,186 of class action lawsuit settlements in 2014 with no similar amounts in 2013. This increase was offset by a $20,000 decrease in other investment income to $10,000 in 2014 from $30,000 in 2013.

Provision for Income Taxes. Provision for income taxes decreased $133,776 (15%) to $744,695 in 2014 from $878,471 in 2013. See discussion above in “Item 2.” and Note 4 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2014.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended June 30, 2014, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 to April 30, 2014	27	$ 227	—	—
May 1 to May 31, 2014	18	$ 230	—	—
June 1 to June 30, 2014	86	$ 330	—	—
Total	131	$ 295	—	—

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

THE RESERVE PETROLEUM COMPANY (Registrant)

Date: August 13, 2014	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 13, 2014	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer

