Form 10-Q
period 2014-09-30
RESERVE PETROLEUM CO
filed 2014-11-13
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 7, 2014, 158,700 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$14,818,535	$10,764,506
Available-for-Sale Securities	6,654,786	6,653,823
Trading Securities	509,054	586,708
Refundable Income Taxes	544,691	336,620
Receivables	2,521,022	2,449,048
Prepaid Seismic	—	6,232
	25,048,088	20,796,937
Investments:
Equity Investment	342,728	613,558
Other	178,964	151,839
	521,692	765,397
Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,742,472	1,601,180
Proved Properties	51,542,761	47,968,895
	53,285,233	49,570,075
Less – Accumulated Depreciation, Depletion, Amortization and
Valuation Allowance	34,192,648	31,170,203
	19,092,585	18,399,872
Other Property and Equipment, at Cost	442,663	427,056

Less – Accumulated Depreciation	333,785	305,302
	108,878	121,754
Total Property, Plant and Equipment	19,201,463	18,521,626
Other Assets	377,384	376,982
Total Assets	$45,148,627	$40,460,942

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$1,727,595	$367,622
Other Current Liabilities – Deferred Income Taxes and Other	553,204	337,624
	2,280,799	705,246

Long-Term Liabilities:
Asset Retirement Obligation	1,582,639	1,510,864
Dividends Payable	1,497,073	1,369,966
Deferred Tax Liability, Net	3,630,545	3,548,035
	6,710,257	6,428,865
Total Liabilities	8,991,056	7,134,111

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	37,337,478	34,363,292
	37,494,846	34,520,660

Less – Treasury Stock, at Cost	1,337,275	1,193,829
Total Stockholders’ Equity	36,157,571	33,326,831
Total Liabilities and Stockholders’ Equity	$45,148,627	$40,460,942

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues:
Oil and Gas Sales	$4,642,249	$4,679,450	$15,021,426	$13,460,165
Lease Bonuses and Other	682,558	16,016	1,298,093	173,689
	5,324,807	4,695,466	16,319,519	13,633,854
Operating Costs and Expenses:
Production	791,436	725,910	2,453,924	2,135,349
Exploration	(4,572)	52,864	1,212,804	348,344
Depreciation, Depletion, Amortization
and Valuation Provisions	1,254,193	1,547,272	3,224,320	3,343,565
General, Administrative and Other	368,245	351,456	1,239,910	1,192,367
	2,409,302	2,677,502	8,130,958	7,019,625
Income from Operations	2,915,505	2,017,964	8,188,561	6,614,229

Other Income / (Loss), Net	(60,055)	116,256	135,744	278,625

Income Before Provision for Income Taxes	2,855,450	2,134,220	8,324,305	6,892,854

Income Tax Provision / (Benefit):
Current	338,879	650,894	1,962,074	1,207,228
Deferred	408,643	(162,085)	208,090	543,557

Total Provision for Income Taxes	747,522	488,809	2,170,164	1,750,785

Net Income	$2,107,928	$1,645,411	$6,154,141	$5,142,069

Per Share Data
Net Income, Basic and Diluted	$13.27	$10.30	$38.70	$32.07

Cash Dividends Declared and / or Paid	$—	$—	$20.00	$10.00

Weighted Average Shares Outstanding,
Basic and Diluted	158,841	159,695	159,024	160,321

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Net Cash Provided by Operating Activities	$10,445,464	$9,173,877

Cash Flows Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(6,654,786)	(6,653,721)
Maturity of Available-for-Sale Securities	6,653,823	6,652,590
Proceeds from Disposal of Property, Plant and Equipment	21,832	42,640
Purchase of Property, Plant and Equipment	(3,527,021)	(4,950,362)
Other Investments	(27,125)	—
Cash Distributions from Equity Investee	337,095	16,500

Net Cash Applied to Investing Activities	(3,196,182)	(4,892,353)

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	(3,051,808)	(1,648,272)
Purchase of Treasury Stock	(143,445)	(303,152)

Total Cash Applied to Financing Activities	(3,195,253)	(1,951,424)

Net Change in Cash and Cash Equivalents	4,054,029	2,330,100

Cash and Cash Equivalents, Beginning of Period	10,764,506	10,842,311

Cash and Cash Equivalents, End of Period	$14,818,535	$13,172,411

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

Note 2 – OTHER INCOME / (LOSS), NET

The following is an analysis of the components of Other Income / (Loss), Net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Realized and Unrealized Gain / (Loss)
on Trading Securities	$(72,718)	$100,173	$(78,701)	$179,967
Gain on Asset Sales	4,633	766	20,501	33,238
Interest Income	3,820	4,171	13,629	17,255
Equity Earnings in Investee	9,155	11,739	66,265	32,498
Other Income	6,318	8,142	147,834	41,780
Interest and Other Expenses	(11,263)	(8,735)	(33,784)	(26,113)
Other Income / (Loss), Net	$(60,055)	$116,256	$135,744	$278,625

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2013	$1,510,864
Liabilities incurred for new wells	48,246
Liabilities settled (wells sold or plugged)	(9,923)
Accretion expense	33,452
Balance at September 30, 2014	$1,582,639

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At September 30, 2014 and December 31, 2013, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2014	$—	$6,654,786	$—
Trading Securities:
Domestic Equities	302,813	—	—
International Equities	124,236	—	—
Others	82,005	—	—

	December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2014	$—	$6,653,823	$—
Trading Securities:
Domestic Equities	389,766	—	—
International Equities	179,509	—	—
Others	17,433	—	—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30, was $48,246 in 2014 and $80,588 in 2013 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2014 and December 31, 2013, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – SUBSEQUENT EVENTS

On September 24, 2014, the Company signed a subscription for 500,000 units of Cloudburst Solutions LLC, a wastewater purification technology company, at $1.00 per unit for the sum of $500,000, which was paid in October. This investment is not expected to have a material effect on the Company’s financial position, results of operations or cash flows. This amount will be reflected as Other Investments in the Company’s Form 10-K for the year ending December 31, 2014.

Note 8 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company for interim and annual periods beginning on or after December 15, 2016. Management is currently assessing the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. The adoption of this guidance is not expected to have any effect on the Company’s financial statements.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2014, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $10,445,464 and cash provided by the maturities of available-for-sale securities of $6,653,823. Additional cash of $358,927 was provided by property dispositions and an investment distribution for total cash provided of $17,458,214. The Company utilized cash for the purchase of available-for-sale securities of $6,654,786; property additions of $3,527,021; other investments of $27,125; and financing activities of $3,195,253 for total cash applied of $13,404,185. Cash and cash equivalents increased $4,054,029 to $14,818,535.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2013. A discussion of these items follows.

Trading securities decreased $77,654 (13%) from $586,708 to $509,054. The decrease was the net result of a $109,604 decrease in the trading securities’ market value, offset by $31,950 of net income from these securities.

Refundable income taxes increased $208,071 (62%) from $336,620 to $544,691. This increase was due primarily to the estimated tax payments of $2,170,145 for the nine months ended September 30, 2014, offset by the current income tax provision for the same period of $1,962,074.

Accounts payable increased $1,359,973 (370%) to $1,727,595 from $367,622. This increase was due partly to an increase in drilling activity at September 30, 2014 versus December 31, 2013. Most of the increase at September 30, 2014 was due to participating in several drilling ventures with operators that did not require advance payments of the estimated costs to drill the wells. At December 31, 2013, most of our participation was with operators requiring prepayments, which is standard industry practice.

Deferred income taxes and other liabilities increased $215,580 (64%) to $553,204 from $337,624. The increase is partly due to an increase of $90,000 in ad valorem tax accruals. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter. Current deferred income taxes accounted for the remaining $125,580 increase.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $10,445,464 in 2014, an increase of $1,271,587 (14%) from the comparable period in 2013. The increase was primarily due to increased oil and gas sales revenue, partly offset by increased production, exploration and current income tax expense for 2014 compared to 2013. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property, plant and equipment in 2014 was $3,527,021, a decrease of $1,423,341 (29%) from cash applied in 2013 of $4,950,362. In both 2014 and 2013, cash applied to property, plant and equipment additions was mostly related to oil and gas exploration and development activity. The drilling activity in 2014 is comparable to 2013; however, the increase in accounts payable, discussed above, resulted in the decrease in cash applied to property, plant and equipment additions. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash provided by distributions from equity investee in 2014 were $337,095, an increase of $320,595 from the comparable period in 2013. The increase was due to the distribution by Broadway Sixty-Eight, Ltd. of the profit from 2013 and 2014 sales of several small commercial office buildings. The office buildings were constructed by Broadway Sixty-Eight, Ltd. on some vacant land adjacent to the office building in which our corporate office is located. See Note 3 to the accompanying financial statements for additional information about this equity investment.

Cash applied to the payment of dividends in 2014 was $3,051,808, an increase of $1,403,536 (85%) from cash applied in 2013 of $1,648,272. The increase was due to an increase in the dividends paid to $20.00 per share in 2014 from $10.00 per share in 2013.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2013 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2014, Compared with Nine Months Ended September 30, 2013

Net income increased $1,012,072 (20%) to $6,154,141 in 2014 from $5,142,069 in 2013. Net income per share, basic and diluted, increased $6.63 to $38.70 in 2014 from $32.07 in 2013.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $1,561,261 (12%) to $15,021,426 in 2014 from $13,460,165 in 2013. Of the $1,561,261 increase, crude oil sales increased $149,179; natural gas sales increased $1,147,480; and miscellaneous oil and gas product sales increased $264,602.

The $149,179 (2%) increase in oil sales to $9,614,384 in 2014 from $9,465,205 in 2013 was the net result of an increase in the average price per barrel (Bbl) and a decrease in the volume sold. The average price per Bbl increased $2.49 to $92.80 per Bbl in 2014, resulting in a positive price variance of $258,003. The volume of oil sold decreased 1,205 Bbls to 103,598 Bbls in 2014, resulting in a negative volume variance of $108,824. The decrease in oil volumes sold was mostly due to production declines from older wells, offset partially by production of 33,850 Bbls from new wells in Oklahoma, Texas and Kansas.

The $1,147,480 (30%) increase in gas sales to $4,919,568 in 2014 from $3,772,088 in 2013 was the result of increases in the volume sold and the average price per thousand cubic feet (MCF). The volume of gas sold increased 4,076 MCF to 1,083,273 MCF in 2014, for a positive volume variance of $14,266. The average price per MCF increased $1.04 to $4.54 per MCF in 2014, resulting in a positive price variance of $1,133,214. The net increase in gas volumes sold was due to 305,000 MCF of production from several new working and royalty interest wells, offset by a decline in sales from older properties. Roger Mills and Woods County, Oklahoma working interest wells accounted for 237,600 MCF (78%) of the increase in sales volumes for the new wells.

Sales from the Robertson County, Texas royalty interest properties provided approximately 22% of the Company’s first nine months 2014 gas sales volumes. See discussion on page 11 of the 2013 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $487,474 in 2014 compared to $222,872 in 2013.

The Company received lease bonuses of $1,296,650 in the first nine months of 2014 for leases on its owned minerals compared to $172,246 in the first nine months of 2013.

In 2014, 95% of the bonuses were for leases on owned minerals, mostly in Lee and Burleson County, Texas and the remainder were for owned minerals in Oklahoma. In 2013, 77% of the bonuses were for Oklahoma leases and 23% were for Texas leases.

Coal royalties were $1,443 for the first nine months of 2014 and 2013 on North Dakota leases. See subheading “Operating Revenues” on page 11 of the 2013 Form 10-K for more information about this property.

Operating Costs and Expenses. Operating costs and expenses increased $1,111,333 (16%) to $8,130,958 in 2014 from $7,019,625 in 2013. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $318,575 (15%) to $2,453,924 in 2014 from $2,135,349 in 2013. Lease operating expense and transportation and compression expense increased $214,882 to $1,857,089 in 2014 from $1,642,207 in 2013. This increase was due to wells that first produced after September 30, 2013. Production taxes increased $103,693 to $596,835 in 2014 from $493,141 in 2013. This increase was due to higher oil and natural gas sales revenue.

Exploration Costs. Total exploration expense increased $864,460 (248%) to $1,212,804 in 2014 from $348,344 in 2013. The increase is due to an increase in both geological and geophysical expense and dry hole costs. Geological and geophysical expenses totaled $663,641 in 2014 as compared to $293,495 in 2013. Dry hole costs increased $494,314 to $549,163 in 2014 from $54,849 in 2013.

The following is a summary as of October 31, 2014, updating both exploration and development activity from December 31, 2013, for the period ended September 30, 2014.

The Company participated with its 18% working interest in the drilling of three development wells on a Barber County, Kansas prospect. Two of the wells were completed as commercial gas producers and the third as a commercial oil producer. Capitalized costs for the period were $266,251, including $26,224 in prepaid drilling costs.

The Company participated with 16%, 8% and 12% working interests in the drilling of three development wells on a Woods County, Oklahoma prospect. The first two wells were completed as commercial oil and gas producers and the third is awaiting completion. An additional development well (16% interest) will be drilled before year-end. Capitalized costs for the period were $175,200, including $3,098 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial gas producer. Capitalized costs for the period were $131,400, including $37,128 in prepaid drilling costs.

The Company participated with an 11.8% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. An additional development well (8% interest) will be drilled starting in November 2014. Capitalized costs for the period were $87,743.

The Company participated with a 13.7% working interest in the drilling of two development wells on a Woods County, Oklahoma prospect. Completions are in progress on both wells. Prepaid drilling costs for the period were $76,534.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Cimarron County, Oklahoma prospect. The well was completed as a dry hole. The Company is participating in a salt water disposal well that will allow a well drilled on the prospect last year to be produced and will participate in the drilling of an additional exploratory well starting in December 2014. Capitalized costs for the period were $28,634. Costs expensed to dry hole costs were $62,062.

The Company participated with a 7.5% working interest in the drilling of three horizontal development wells on a Woods County, Oklahoma prospect. All three wells were completed as commercial oil and gas producers. Capitalized costs for the period were $808,675.

The Company participated with a 9% working interest in the drilling of two horizontal development wells on a Roger Mills County, Oklahoma prospect. Both wells were completed as commercial gas and condensate producers. Capitalized costs for the period were $1,011,413.

The Company will participate with its 10.5% working interest in the drilling of an exploratory well on a Logan County, Oklahoma prospect starting in November 2014.

The Company participated with a 6.6% working interest in the drilling of an exploratory well on a Garvin County, Oklahoma prospect. The deep objectives were non-productive and the lower portion of the hole was plugged. The Company is participating with a 12.8% working interest in a completion attempt of a shallow zone. Capitalized costs for the period were $96,038. Costs of $482,882 were expensed to dry hole costs.

The Company participated with its 10.5% interest in the purchase of a producing oil well and two salt water disposal wells on a Seminole County, Oklahoma prospect. One of the disposal wells has been recompleted as an oil producer. A pipeline will be constructed from the producing wells to the remaining disposal well. The wells will then be placed on production. Prepaid costs for the period were $233,897.

The Company participated with its 10.5% interest in the drilling of an exploratory well and a salt water disposal well on a Seminole County, Oklahoma prospect. Surface facility construction and completion operations will start in November 2014. Prepaid drilling costs for the period were $200,808.

The Company participated with 10.7% and 10.3% working interests in the drilling of two development wells and with a 10.3% working interest in an unsuccessful re-entry and washdown attempt on a Woods County, Oklahoma prospect. Both of the wells were completed as commercial oil and gas producers. The Company will participate with 11.1% and 10.3% interests in two additional development wells starting in November 2014. Capitalized costs for the period were $154,056, including $4,159 in prepaid drilling costs. Costs expensed to dry hole costs for the re-entry were $13,862.

The Company participated with a fee mineral interest in the drilling of a step-out horizontal well in Beaver County, Oklahoma. The Company has a 5.1% interest in the well which was completed as a commercial oil and gas producer.

In February 2014, the Company purchased a 10% interest in 250 net acres of leasehold on a McClain County, Oklahoma prospect for $11,875. The Company participated in the drilling of an exploratory well that was completed as a marginal oil producer. Capitalized costs for the period were $108,577.

In March 2014, the Company purchased a 14% interest in 1,705 net acres of leasehold and 70 square miles of 3-D seismic data on a Creek County, Oklahoma prospect for $684,376. Eight potential structures have been identified and additional leasehold acquisition is in progress. Two exploratory wells will be drilled starting in November 2014. Additional leasehold costs for the period were $29,914.

In September 2014, the Company purchased a 14% interest in 160 net acres of leasehold on a Creek County, Oklahoma prospect for $24,500. An exploratory well has been drilled and a completion is in progress. Capitalized costs for the period were $60,218, including $48,174 in prepaid drilling costs.

In September 2014, the Company purchased a 10.5% interest in 180 net acres of leasehold on a Seminole County, Oklahoma prospect for $9,734. An exploratory well will be drilled starting in November 2014. Capitalized costs for the period were $34,506, including $27,605 in prepaid drilling costs.

In October 2014, the Company purchased a 10.5% interest in a leasehold position on a Cowley County, Kansas prospect for $33,495. An exploratory well will be drilled starting in November 2014.

Other Income / (Loss), Net. This line item decreased $142,881 (51%) to $135,744 in 2014 from $278,625 in 2013. See Note 2 to the accompanying financial statements for an analysis of the components of this item.

Trading securities losses in 2014 were $(78,701) as compared to gains of $179,967 in 2013, a decrease of $258,668. In 2014, the Company had unrealized losses of $(109,604) from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $30,903. In 2013, the Company had unrealized gains of $140,089 and net realized trading gains of $39,878.

Provision for Income Taxes. The provision for income taxes increased $419,379 (24%) to $2,170,164 in 2014 from $1,750,785 in 2013. This increase was due primarily to the $1,431,451 (21%) increase in pretax income to $8,324,305 in 2014 from $6,892,854 in 2013. Of the 2014 income tax provision, the estimated current tax expense was $1,962,074 and the estimated deferred tax expense was $208,090. Of the 2013 income tax provision, the estimated current and deferred expenses were $1,207,228 and $543,557, respectively. See Note 4 to the accompanying financial statements for a discussion of the provision for income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2014, Compared with Three Months Ended September 30, 2013.

Net income increased $462,517 (28%) to $2,107,928 in 2014 from $1,645,411 in 2013. The significant changes in the statements of income are discussed below.

Operating Revenues. Revenues from oil and gas sales decreased $37,201 (1%) to $4,642,249 in 2014 from $4,679,450 in 2013. The decrease was the net result of an increase in gas sales of $369,558 (32%) to $1,540,570; a decrease in oil sales of $413,456 (12%) to $3,005,618; and an increase in miscellaneous oil and gas product sales of $6,697 to $96,061.

The increase in gas sales was the result of an increase in the average price of $0.73 per MCF to $4.24, for a positive price variance of $264,981, and an increase in the volume of gas sold of 29,794 MCF to 363,441 MCF, for a positive volume variance of $104,577. See the “Results of Operations” section above for the nine months ended September 30, 2014 for additional discussion of gas sales variances.

The decrease in oil sales was the result of a decrease in the average price received of $7.85 per Bbl to $90.96, for a negative price variance of $259,510, and a decrease in the volume of oil sold of 1,558 Bbls to 33,043 Bbls, for a negative volume variance of $153,946. See the “Results of Operations” section above for the nine months ended September 30, 2014 for additional discussion of the oil sales variances.

Other operating revenues increased $666,542 to $682,558 for 2014, entirely due to an increase in lease bonuses.

Operating Costs and Expenses. Operating costs and expenses decreased $268,200 (10%) to $2,409,302 in 2014 from $2,677,502 in 2013. The decrease was the net result of an increase in production costs of $65,526; a decline in exploration costs charged to expense of $57,436; a decrease in depreciation, depletion, amortization and valuation provisions (DD&A) of $293,079; and an increase in general administrative and other expense (G&A) of $16,789. The significant changes in these line items are discussed below.

Production Costs. Production costs increased $65,526 (9%) to $791,436 in 2014 from $725,910 in 2013. Most of the increase is due to higher lease operating expenses for 2014 versus 2013, related primarily to the new wells that first produced after September 30, 2013. For more information about these changes, see the production costs discussion in the “Results of Operations” section above for the nine months ended September 30, 2014.

Exploration Costs. Exploration costs charged to operations decreased $57,436 (109%) to $(4,572) in 2014 from $52,864 in 2013 as a result of lower dry hole costs. See the exploration costs discussion in the “Results of Operations” section above for the nine months ended September 30, 2014.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). DD&A decreased $293,079 (19%) to $1,254,193 in 2014 from $1,547,272 in 2013. The primary reason for the decrease was an impairment loss of $500,000 charged to operations in the quarter ending September 30, 2013 with no similar loss in 2014.

Other Income / (Loss), Net. See Note 2 to the accompanying financial statements for an analysis of the components of other income / (loss), net. In 2014, this line item decreased $176,311 to loss of $(60,055) from $116,256 in 2013.

Trading securities losses in 2014 were $(72,718) compared to gains of $100,173 in 2013. The gains and losses were primarily unrealized.

Provision for Income Taxes. The provision for income taxes increased $258,713 (53%) to $747,522 in 2014 from $488,809 in 2013 due to the $721,230 increase in pretax income in 2014 from 2013. See discussions above in the “Results of Operations” section and Note 4 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in the “Results of Operations” section above for the nine months ended September 30, 2014.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended September 30, 2014, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 to July 31, 2014	16	$ 300	—	—
August 1 to August 31, 2014	72	$ 327	—	—
September 1 to September 30, 2014	58	$ 295	—	—
Total	146	$ 311	—	—

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

THE RESERVE PETROLEUM COMPANY (Registrant)

Date: November 13, 2014	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: November 13, 2014	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer

