Form 10-K
period 2014-12-31
RESERVE PETROLEUM CO
filed 2015-03-30
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $50,906,138, as computed by reference to the last reported sale which was on June 27, 2014.

As of March 20, 2015, there were 158,650 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Shareholders to be held on May 19, 2015, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

TABLE OF CONTENTS

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

PART I

Item 1.

Business

Overview

The Reserve Petroleum Company (the “Company”, “we”, “our” or “us”) is engaged principally in managing its owned mineral properties and the exploration for and the development of oil and natural gas properties. Other business segments are not significant factors in our operations. The Company is a corporation organized under the laws of the State of Delaware in 1931.

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

Owned Mineral Property Management

The Company owns non-producing mineral interests in 255,662 gross acres equivalent to 88,259 net acres. These mineral interests are located in nine different states in the north and south central United States. A total of 81,126 (92%) net acres are located in the States of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration for the Company in our recent exploration and development programs.

The Company has several options relating to the exploration and/or development of our owned mineral interests. Management continually reviews various industry reports and other sources for activity (leasing, drilling, significant discoveries, etc.) in areas where the Company has mineral ownership. Based on our analysis of any activity and assessment of the potential risk relative to the particular area, management may negotiate a lease or farmout agreement and accept a royalty interest, or we may choose to participate as a working interest owner and pay our proportionate share of any exploration or development drilling costs.

A substantial amount of the Company’s oil and gas revenue has resulted from our owned mineral property management. In 2014, $4,715,113 (25%) of oil and gas sales was from royalty interests versus $5,108,703 (28%) in 2013. As a result of our mineral ownership, the Company had royalty interests in 16 gross (0.31 net) wells, which were drilled and completed as producing wells in 2014. This resulted in an average royalty interest of about 1.9% for these 16 new wells. The Company has very little control over the timing or extent of the operations conducted on our royalty interest properties. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests, which it owns; with a joint interest operator, we may participate in drilling additional wells on our producing leaseholds; or if our exploration program, discussed below, results in a successful exploratory well, we may participate in the drilling of additional wells on the exploratory prospect. In 2014, the Company participated in the drilling of 27 development wells with 22 wells (2.8 net), including the 5 wells in progress at the end of 2013, completed as producers, and 5 wells (0.57 net) in progress at the time of this Form 10-K.

Exploration Program

The Company’s exploration program is normally conducted by purchasing interests in prospects developed by independent third parties; participating in third party exploration of Company-owned non-producing minerals; developing our own exploratory prospects; or a combination of the above.

The Company normally acquires interests in exploratory prospects from someone in the industry with whom management has conducted business in the past and/or if management has confidence in the quality of the geological and geophysical information presented for evaluation by Company personnel. If evaluation indicates the prospect is within our risk limits, we may negotiate to acquire an interest in the prospect and participate in a non-operating capacity.

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2014, we participated in the drilling of 14 exploratory wells with 6 wells (.73 net), including 3 wells in progress at the end of 2013, completed as producers; 4 wells (0.41 net) completed as dry holes; and 4 wells (0.41 net) in progress at the time of this Form 10-K.

For a summation of exploratory and development wells drilled in 2014 or planned for in 2015, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2013.”

Customers

In 2014, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. Redland Resources, Inc. purchases were $4,717,131 or 25% of total oil and gas sales. Luff Exploration Company purchases were $1,976,927 or 10% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price. A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

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

The Company does not operate any of the wells in which we have an interest; rather, we partner with companies that have the resources, staff, and experience to operate wells both in the drilling and production phases. The Company uses its strong financial base and its mineral and leasehold acreage ownership, along with its own geologic and economic evaluations, to participate in drilling operations with these companies. This methodology allows us to participate in exploration and development activities we could not undertake on our own due to financial and personnel limits and allows us to maintain low overhead costs.

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

The Company may be, directly and indirectly, subject to the effects of climate change and may, directly or indirectly, be affected by government laws and regulations related to climate change. We cannot predict with any degree of certainty what effect, if any, climate change and government laws and regulations related to climate change will have on the Company and our business, whether directly or indirectly. While we believe that it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on our business, we believe that those laws and regulations may affect, directly or indirectly, (i) the costs associated with drilling and production operations in which we participate; (ii) the demand for oil and natural gas; (iii) insurance premiums, deductibles, and the availability of coverage; and (iv) the cost of utilities paid by the Company. In addition, climate change may increase the likelihood of property damage and the disruption of operations of wells in which we participate. As a result, our financial condition could be negatively impacted, but we are unable to determine at this time whether that impact would be material.

Other Business

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Equity Investments” and Item 8, Notes 2 and 7 to the accompanying financial statements for a discussion of other business including guarantees.

Employees

At December 31, 2014, the Company had nine employees, including officers. See the Proxy Statement for additional information. During 2014, all of our employees devoted a portion of their time to duties with affiliated companies, and we were reimbursed for the affiliates’ share of compensation directly from those companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Certain Relationships and Related Transactions” and Item 8, Note 12 to the accompanying financial statements for additional information.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.

PropertIES

The Company’s principal properties are oil and natural gas properties. We have interests in approximately 900 producing properties with 40% of them being working interest properties and the remaining 60% being royalty interest properties. About 80% of all properties are located in Oklahoma and Texas and account for approximately 74% of our annual oil and gas sales. About 16% of the properties are located in Arkansas, Kansas, and South Dakota and account for approximately 26% of the Company’s annual oil and gas sales. The remaining 4% of these properties are located in Colorado and Montana and account for less than 1% of our annual oil and gas sales. No individual property provides more than 9% of the Company’s annual oil and gas sales. See discussion of revenues from Robertson County, Texas, royalty interest properties in Item 7, “Operating Revenues” for additional information about significant properties.

OIL AND NATURAL GAS OPERATIONS

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 31 for working interest reserve quantity information.

Since January 1, 2014, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2013 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2013. Those reserve estimates were identical.

Production

The average sales price of oil and gas produced and for the Company’s working interests, the average production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas production is presented in the table below for the years ended December 31, 2014, 2013 and 2012. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil	Gas	Oil	Gas	Cost per
	Per Bbl	Per MCF	Per Bbl	Per MCF	Equivalent MCF

2014	$90.62	$4.23	$86.34	$4.46	$1.83
2013	$93.73	$3.48	$90.17	$3.54	$1.73
2012	$91.13	$2.63	$86.15	$3.07	$1.85

At December 31, 2014, the Company had working interests in 227 gross (27.76 net) wells producing primarily gas and 234 gross (24.7 net) wells producing primarily oil. These interests were in 95,120 gross (11,542 net) producing acres. These wells include 50 gross (1.29 net) wells associated with secondary recovery projects.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2014.

	Acreage
	Gross	Net

Non-producing Mineral Interests	255,662	88,259
Undeveloped Leaseholds	69,230	8,535

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2012 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. Net exploratory and development totals for 2014 include the 8 wells still drilling at the end of 2013. As indicated in the “Development Program” on Page 3 and “Exploration Program” on Page 4, 5 development wells and 4 exploratory wells were still in process at the time of this Form 10-K.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry

2014	0.73	0.41	2.80	—
2013	1.21	0.75	4.24	—
2012	1.75	1.48	3.06	—

Recent Activities

See Item 7, under the subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2013” for a summary of recent activities related to oil and natural gas operations.

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

	Quarterly Ranges

Quarter Ending	High Bid	Low Bid

03/31/13	$315	$288
06/30/13	$320	$300
09/30/13	$371	$295
12/31/13	$405	$355
03/31/14	$410	$378
06/30/14	$455	$400
09/30/14	$455	$405
12/31/14	$432	$355

There was limited public trading in the Company’s common stock in 2014 and 2013. There were 44 brokered trades appearing in the Company’s transfer ledger for 2014 and 67 in 2013.

At March 20, 2015, the Company had approximately 1620 record holders of its common stock. The Company paid dividends on its common stock in the amount of $20.00 per share in the second quarter of 2014 and $10.00 per share in the second quarter of 2013. See the “Financing Activities” section of Item 7 below for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2015 with the Board of Directors for its approval.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1 to October 31, 2014	36	$292	—	—
November 1 to November 30, 2014	31	$234	—	—
December 1 to December 31, 2014	27	$230	—	—
Total	94	$255	—	—

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

Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include, but are not limited to, the following:

•	The Company’s future operating results will depend upon management’s ability to employ and retain quality employees, generate revenues, and control expenses. Any decline in operating revenues, without corresponding reduction in operating expenses, could have a material adverse effect on our business, results of operations, and financial condition.

•	The Company has no significant long-term sales contracts for either oil or gas. For the most part, the price we receive for our product is based upon the spot market price, which in the past has experienced significant fluctuations. Management anticipates such price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant uncertainty.

•	Exploration costs have been a significant component of the Company’s capital expenditures in the past and are expected to remain so in the near term. Under the successful efforts method of accounting for oil and gas properties which the Company uses, these costs are capitalized if drilling is successful or charged to operating costs and expenses if unsuccessful. Estimating the amount of such future costs which may relate to successful or unsuccessful drilling is extremely imprecise at best.

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2015 and any Current Reports on Form 8-K filed by the Company.

Critical Accounting Estimates

•	Estimates of future revenues from oil and gas sales are derived from a combination of factors which are subject to significant fluctuation over any given period of time. Reserve estimates, by their nature, are subject to revision in the short-term. The evaluating engineer considers production performance data, reservoir data, and geological data available to the Company, as well as makes estimates of production costs, sale prices, and the time period the property can be produced at a profit. A change in any of the above factors can significantly change the timing and amount of net revenues from a property. The Company’s producing properties are composed of many small working interest and royalty interest properties. As a non-operating owner, we have limited access to the underlying data from which working interest reserve estimates are calculated, and estimates of royalty interest reserves are not made because the information required for the estimation is not available to the Company. While reserve estimates are not accounting estimates, they are the basis for depreciation, depletion, and amortization described below. Additionally, the estimated economic life for each producing property from the reserve estimates is used in the calculation of asset retirement obligations.

•	The provisions for depreciation, depletion, and amortization of oil and gas properties all constitute critical accounting estimates. Non-producing leaseholds are amortized over the life of the leases using a straight line method; however, when leases are impaired or condemned, an appropriate adjustment to the provision is made at that time.

•	The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant, unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment.

•	Depletion and depreciation of oil and gas properties are computed using the units-of-production method. A significant, unanticipated change in volume of production or estimated reserves would result in a material, unexpected change in the estimated depletion and depreciation provisions.

•	The Company has significant obligations to remove tangible equipment and facilities associated with oil and gas wells and to restore land at the end of oil and gas production operations. Removal and restoration obligations are most often associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires estimates and judgments because most of the removal obligations will take effect in the future. Additionally, these operations are subject to private contracts and government regulations that often have vague descriptions of what is required. Asset removal technologies and costs are constantly changing as are regulatory, political, environmental, and safety considerations. Inherent in the present value calculations are numerous assumptions and judgments including the ultimate removal cost amounts, inflation factors, and discount rate.

•	Oil and natural gas sales revenue accrual is another critical accounting estimate. The Company does not operate any of its oil and natural gas properties. Obtaining timely production data on all wells from the operators is not feasible; therefore, the Company utilizes past production receipts and estimated sales price information to estimate its accrual of revenue on all wells each quarter. The oil and natural gas sales revenue accrual can be impacted by many variables, including rapid production decline rates, production curtailments by operators, and rapidly changing market prices for oil and natural gas. These variables could lead to an over or under accrual of oil and natural gas sales at the end of any particular quarter. Based on past history, our estimated accrual has been materially accurate.

•	The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations as well as the completion of complex calculations, including the determination of the Company’s percentage depletion deduction, if any. To calculate the exact excess percentage depletion allowance, a well-by-well calculation is, and can only be, performed at the end of each year. During interim periods, a high-level estimate is made taking into account historical data and current pricing. Although our management believes its income tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is affiliated by common management and ownership with Mesquite Minerals, Inc. (Mesquite), Mid-American Oil Company (Mid-American) and Lochbuie Limited Liability Company (LLTD). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite, Mid-American and LLTD.

Robert T. McLain and Jerry Crow, directors of the Company, are directors of Mesquite and Mid-American. Kyle McLain, Cameron R. McLain and John McLain are brothers and directors of the Company. Kyle McLain and Cameron McLain, each own more than 5% of the Company and are officers. Kyle McLain and Cameron McLain are officers and directors of Mesquite and Mid-American. Robert T. McLain owns an approximate 33% interest in LLTD. Robert T. McLain and John McLain are not employees of any of the above entities and devote only a small amount of time conducting their business.

The above named officers, directors, and employees as a group, beneficially own approximately 27% of the common stock of the Company, approximately 15% of the common stock of Mesquite, and approximately 5% of the common stock of Mid-American. These three corporations, each, have only one class of stock outstanding. See Item 8, Note 12 to the accompanying financial statements for additional disclosures regarding these relationships.

EQUITY INVESTMENT

The Company had a 33% partnership interest in Broadway Sixty-Eight, Ltd. (the “Partnership”) in 2013 and 2014, which it accounted for on the equity method. In using the equity method, the Company records the original investment in an entity as an asset and adjusts the asset balance for the Company’s share of any income or loss, as well as any additional contributions to or distributions from the entity. The Company does not have actual or effective control of the Partnership. The management of the Partnership could, at any time, make decisions in their own best interests that could affect the Company’s net income or the value of the Company’s investment.

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

In 2014, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available-for-sale securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available-for-sale securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. All of the available-for-sale securities are U.S. Treasury Bills.

In 2014, net cash provided by operating activities was $14,591,253. Sales (including lease bonuses), net of production costs, general and administrative costs and income taxes paid were $14,096,337, which accounted for 96.6% of net cash provided by operations. The remaining components provided less than 4% of cash flow. In 2014, net cash applied to investing activities was $6,887,431. In 2014, dividend payments and treasury stock purchases totaled $3,264,770 and accounted for all of the cash applied to financing activities.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Trading securities decreased $141,232 (24%) to $445,476 in 2014 from $586,708 in 2013. The net decrease is due to $200,714 in unrealized losses, which represent the change in the fair value of the securities from their original cost, offset by $59,482 of 2014 income.

Refundable income taxes decreased $182,227 (54%) to $154,393 in 2014 from $336,620 in 2013. This decrease was due to excess 2014 estimated tax payments being less than in 2013.

Receivables decreased $306,692 (13%) to $2,142,356 in 2014 from $2,449,048 in 2013. The decrease was due primarily to the use of lower product prices for oil sales accrual estimates for year-end 2014 compared to 2013. Additional information about oil sales for 2014 is included in the “Results of Operations” section that follows.

Accounts payable increased $451,388 (123%) to $819,010 in 2014 from $367,622 in 2013. This increase was primarily due to participation in the drilling of two wells with an operator who did not require an advance payment.

Deferred income taxes and other accrued liabilities decreased $74,390 (22%) to $263,234 in 2014 from $337,624 in 2013. This decrease was primarily due to the decrease in the current deferred tax accrual relating to the $200,714 of trading securities unrealized losses in 2014 discussed above.

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2014 and 2013. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

As noted above, net cash flows provided by operating activities in 2014 were $14,591,253, which, when compared to the $12,258,084 provided in 2013, represents a net increase of $2,333,169 or 19%. The increase was mostly due to an increase in oil and gas sales cash flows of $1,647,084; increased lease bonus cash flows of $1,720,663; and a cash distribution of $337,095 from our equity investment, offset by an increase in production costs of $441,125 and taxes of $995,665. Additional discussion of the more significant items follows.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows. The $1,647,084 (9%) increase in cash received from oil and gas sales to $19,375,879 in 2014 from $17,728,795 in 2013 was the result of an increase in gas sales volumes and prices, partially offset by lower oil sales volumes and prices. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash received for lease bonuses increased $1,720,663 (461%) to $2,093,558 in 2014 from $372,895 in 2013.

The cash distribution from our equity investment, Broadway Sixty-Eight, Ltd. of $337,095 represented our share of the profits from the construction and sale of several small office buildings on some land adjacent to our current office building. See Item 8, Note 7 to the accompanying financial statements for additional information regarding Broadway Sixty-Eight, Ltd.

Discussion of Selected Material Line Items Resulting in a Decrease in Cash Flows. Cash paid for production costs increased $441,125 (15%) to $3,393,795 in 2014 from $2,952,670 in 2013. This increase was mostly due to lease operating expense and production taxes on new and acquired wells of about $376,000. The increase in production taxes was also due to the increase in gas sales in 2014 versus 2013.

Cash paid for estimated income taxes increased $995,665 (76%) to $2,306,915 in 2014 from $1,311,250 in 2013. The higher payments were mostly due to higher net income and current taxable income in 2014.

Investing Activities

Net cash applied to investing activities decreased $3,359,518 (33%) to $6,887,431 in 2014 from $10,246,949 of cash applied in 2013. This $3,359,518 decrease was due primarily to a $3,918,378 decrease in cash applied to exploration and development expenditures. See the “Exploration and Development Costs” section in the “Results of Operations” section below for more information. This decline in cash applied to investing activities was partially offset by the $530,625 purchase of other investments, which includes a $500,000 investment in Cloudburst Solutions LLC, a wastewater purification technology company.

Financing Activities

Cash applied to financing activities increased $1,175,830 (56%) to $3,264,770 in 2014 from $2,088,940 in 2013. Cash applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2014, cash dividends paid on common stock amounted to $3,097,246 as compared to $1,767,613 in 2013. Dividends of $20.00 per share were paid in 2014 and $10.00 per share in 2013. This $1,329,633 increase in dividends paid was partially offset by a $153,803 decrease in cash applied to purchase treasury stock.

Forward-Looking Summary

The Company’s latest estimate of business to be done in 2015 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources, including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company’s risk parameters become available or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

RESULTS OF OPERATIONS

As disclosed in the Statements of Income in Item 8 of this Form 10-K, in 2014 the Company had net income of $6,762,875 as compared to a net income of $6,068,042 in 2013. Net income per share, basic and diluted, was $42.55 in 2014, an increase of $4.65 per share from $37.90 in 2013. Material line item changes in the Statements of Income will be discussed in the following paragraphs.

Operating Revenues

Operating revenues increased $2,355,139 (13%) to $21,167,812 in 2014 from $18,812,673 in 2013. Oil and gas sales increased $630,270 (3%) to $19,074,254 in 2014 from $18,443,984 in 2013. Lease bonuses and other revenues increased $1,724,869 (468%) to $2,093,558 in 2014 from $368,689 in 2013. This increase was a result of leases in Texas and Oklahoma. Coal royalties from North Dakota leases were $1,443 in both 2014 and 2013. The increase in oil and gas sales is discussed in the following paragraphs.

The $630,270 increase in oil and gas sales was the net result of a $1,324,569 increase in gas sales, a $953,789 decrease in oil sales and a $259,490 increase in miscellaneous oil and gas product sales. The following price and volume analysis is presented to explain the changes in oil and gas sales from 2014 to 2013. Miscellaneous oil and gas product sales of $621,753 in 2014 and $362,263 in 2013 are not included in the analysis.

		Variance
Production	2014	Price	Volume	2013
Gas –
MCF (000 omitted)	1,471		11	1,460
$ (000 omitted)	$6,453	$1,286	$38	$5,129
Unit Price	$4.39	$0.88		$3.51
Oil –
Bbls (000 omitted)	138		(4)	142
$ (000 omitted)	$11,999	$(517)	$(437)	$12,953
Unit Price	$87.21	$(3.76)		$90.97

The $1,324,569 (26%) increase in natural gas sales to $6,453,271 in 2014 from $5,128,702 in 2013 was the result of an increase in both gas sales volumes and the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales increased $0.88 per MCF to $4.39 in 2014 from $3.51 per MCF in 2013, resulting in a positive gas price variance of $1,286,161. A positive volume variance of $38,408 was the result of an increase in natural gas volumes sold of 10,942 MCF to 1,470,564 MCF in 2014 from 1,459,622 MCF in 2013. The increase in the volume of gas production was the net result of new 2014 production of about 317,000 MCF, offset by a decline of about 306,000 MCF in production from previous wells. About 184,000 MCF (60%) of this decline is from working interest wells in Van Buren County, Arkansas. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were adequate to replace working interest reserves produced in 2014 but not in 2013.

The gas production for 2013 and 2014 includes production from about 100 royalty interest properties drilled by various operators in Robertson County, Texas. These properties accounted for approximately 370,000 MCF and $1,257,000 of the 2013 gas sales and approximately 304,000 MCF and $1,258,000 of the 2014 gas sales. These properties accounted for about 25% of the Company’s 2013 gas revenues compared to 20% of 2014 gas revenues. The Company has no control over the timing of future drilling on the acreage in which we hold mineral interests.

The $953,789 (7%) decrease in crude oil sales to $11,999,230 in 2014 from $12,953,019 in 2013 was the result of a decrease in both the average price per barrel (Bbl) and the oil sales volumes. The average price received per Bbl of oil decreased $3.76 to $87.21 in 2014 from $90.97 in 2013, resulting in a negative oil price variance of $517,189. A decline in oil sales volumes of 4,799 Bbls to 137,585 Bbls in 2014 from 142,384 Bbls in 2013 resulted in a negative volume variance of $436,600. The decrease in the oil volume production was the net result of new 2014 production of about 38,550 Bbls, offset by a 43,350 Bbl decline in production from previous wells. Of the new 2014 production, approximately 17,000 Bbls (44%) was from new working interest wells in Woods County, Oklahoma; about 6,200 Bbls (16%) was from new working interest wells in Roger Mills County, Oklahoma and 7,800 Bbls (20%) was from new royalty interest wells in Oklahoma. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were adequate to replace working interest reserves produced in 2013 but not in 2014.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses increased $1,222,266 (11%) to $12,461,694 in 2014 from $11,239,428 in 2013, primarily due to an increase in production and exploration expense. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs increased $367,859 (12%) to $3,377,812 in 2014 from $3,009,953 in 2013. The increase was primarily the result of a $101,545 (15%) increase in gross production tax (net of production tax refunds) to $779,560 in 2014 from $678,015 in 2013 and an increase in lease operating expense of $274,134 (16%) to $2,004,107 in 2014 from $1,729,973 in 2013. Of the increase in lease operating expense, $257,388 was the result of new wells with the remaining $16,746 due to an increase in expenses for existing wells. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration and Development Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $6,350,095 in 2014 and $7,485,378 in 2013. See Item 8, Note 8 to the accompanying financial statements for a breakdown of these costs. Exploration costs charged to operations were $1,284,483 in 2014 and $663,627 in 2013, inclusive of unsuccessful exploratory well costs of $598,900 in 2014 and $199,144 in 2013, and geological and geophysical costs of $685,583 in 2014 and $464,483 in 2013.

Update of Oil and Gas Exploration and Development Activity from December 31, 2013. For the year ended December 31, 2014, the Company participated in the drilling of 14 gross exploratory and 27 gross development working interest wells with working interests ranging from a high of 18% to a low of 3.6%. Of the 14 exploratory wells, 6 were completed as producing wells, 4 as dry holes and 4 were in progress. Of the 27 development wells, 22 were completed as producing wells and 5 were in progress. In management’s opinion, the exploratory drilling summarized above has produced some possible development drilling opportunities.

The following is a summary as of March 6, 2015, updating both exploration and development activity from December 31, 2013, for the period ended December 31, 2014.

The Company participated with its 18% working interest in the drilling of three development wells on a Barber County, Kansas prospect. Two of the wells were completed as commercial gas producers and the third as a commercial oil producer. Capitalized costs for the period were $256,479.

The Company participated with 16%, 8%, 12% and 16% working interests in the drilling of four development wells on a Woods County, Oklahoma prospect. The first three wells were completed as commercial oil and gas producers and the fourth is awaiting completion. Capitalized costs for the period were $308,418, including $67,650 in prepaid drilling costs.

The Company participated with its 18% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial gas producer. Capitalized costs for the period were $131,400, including $35,334 in prepaid drilling costs.

The Company participated with 11.8% and 8% working interests in the drilling of two development wells on a Woods County, Oklahoma prospect. The first well was completed as a commercial oil and gas producer and the second is awaiting completion. Capitalized costs for the period were $147,087, including $46,244 in prepaid drilling costs.

The Company participated with a 13.7% working interest in the drilling of two development wells on a Woods County, Oklahoma prospect. Both wells were completed as commercial oil and gas producers. Capitalized costs for the period were $191,335, including $18,920 in prepaid drilling costs.

The Company participated with its 10.5% working interest in the drilling of two exploratory wells on a Cimarron County, Oklahoma prospect. Both wells were completed as dry holes. The Company also participated in a salt water disposal well that has allowed a commercial oil well drilled on the prospect in 2013 to be placed on production. Capitalized costs for the period were $29,569. Costs expensed to dry hole costs were $69,972.

The Company participated with a 7.5% working interest in the drilling of three horizontal development wells on a Woods County, Oklahoma prospect. All three wells were completed as commercial oil and gas producers. Capitalized costs for the period were $913,961.

The Company participated with a 9% working interest in the drilling of two horizontal development wells on a Roger Mills County, Oklahoma prospect. Both wells were completed as commercial gas and condensate producers. Capitalized costs for the period were $1,698,478.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Logan County, Oklahoma prospect. Completion operations are in progress. Prepaid drilling costs were $77,213.

The Company participated with a 6.6% working interest in the drilling of an exploratory well on a Garvin County, Oklahoma prospect. The deep objectives were non-productive and the lower portion of the hole was plugged. The Company has participated with a 12.8% working interest in a completion attempt of a shallow zone that has so far been unsuccessful. The well is under evaluation. Capitalized costs for the period were $96,038. Costs of $482,882 were expensed to dry hole costs.

The Company participated with its 10.5% interest in the purchase of a producing oil well and two salt water disposal wells on a Seminole County, Oklahoma prospect. One of the disposal wells was recompleted as an oil producer and a pipeline was constructed from the producing wells to the remaining disposal well. The wells will be placed on production pending a workover of the first well and electrical hookup of the second. The Company is participating in a development well on the prospect that is currently drilling. Prepaid costs for the period were $307,964.

The Company participated with its 10.5% interest in the drilling and completion of an exploratory well and a salt water disposal well on a Seminole County, Oklahoma prospect. The exploratory well is being tested, but appears to be a commercial oil producer. Prepaid drilling costs for the period were $200,808.

The Company participated with 10.7%, 10.3%, 11.1% and 10.3% working interests in the drilling of four development wells and with a 10.3% working interest in an unsuccessful re-entry and washdown attempt on a Woods County, Oklahoma prospect. All four of the wells were completed as commercial oil and gas producers. Capitalized costs for the period were $311,096, including $90,219 in prepaid drilling costs. Costs expensed to dry hole costs for the re-entry were $13,682.

The Company participated with a fee mineral interest in the drilling of a step-out horizontal well in Beaver County, Oklahoma. The Company has a 5.1% interest in the well which was completed as a commercial oil and gas producer. Capitalized costs for the period were $276,844.

The Company participated with its 14% working interest in the drilling of an exploratory well on a Ford County, Kansas prospect. The well was completed as a dry hole. Costs expensed to dry hole costs were $44,798.

In February 2014, the Company purchased a 10% interest in 250 net acres of leasehold on a McClain County, Oklahoma prospect for $11,875. The Company participated in the drilling of an exploratory well that was completed as a marginal oil producer. Capitalized costs for the period were $117,310.

In March 2014, the Company purchased a 14% interest in 1,705 net acres of leasehold and 70 square miles of 3-D seismic data on a Creek County, Oklahoma prospect for $684,376. Eight potential structures have been identified and additional leasehold has been acquired. The Company participated in the drilling of an exploratory well that was completed as a dry hole and will participate in a second exploratory well starting in March 2015. Additional leasehold costs for the period were $36,805.

In September 2014, the Company purchased a 14% interest in 160 net acres of leasehold on a Creek County, Oklahoma prospect for $24,500. The Company participated in the drilling of an exploratory well that was completed as a marginal oil producer. Capitalized costs for the period were $106,573.

In September 2014, the Company purchased a 10.5% interest in 180 net acres of leasehold on a Seminole County, Oklahoma prospect for $9,734. The Company participated in the drilling of an exploratory well that was completed as a dry hole. Capitalized costs for the period were $62,299, including $25,363 in prepaid drilling costs

In October 2014, the Company purchased a 10.5% interest in a leasehold position on a Cowley County, Kansas prospect for $33,495. An exploratory well was drilled and completed, testing gas. An effort is currently underway to find a market for the gas. Capitalized costs for the period were $58,204, including $8,837 in prepaid drilling costs.

In December 2014, the Company purchased an 8.4% interest in 14,388 net acres of leasehold for $171,219 and paid $108,570 in prepaid seismic costs on a Thomas County, Kansas prospect. A 3-D seismic survey of the prospect has been completed, and once the data has been processed and analyzed, decisions about drilling exploratory wells will be made.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major DD&A components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $310,413 in 2014 and $215,861 in 2013. Of the 2014 provision, $190,407 was due to the annual amortization of undeveloped leaseholds and $120,006 was due to specific leasehold impairments. The 2013 provision was due to the annual amortization of undeveloped leaseholds of $174,048 and specific leasehold impairments of $41,813.

As discussed in Item 8, Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. Those assets meeting the first criterion are adjusted to estimated fair value. Evaluation for impairment was performed in both 2014 and 2013. The 2014 impairment loss was $1,928,548 and the 2013 impairment loss was $1,644,142. The $284,406 increase in impairments in 2014 was mainly due to the decline in oil prices.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. In 2013, approximately 34% and in 2014, approximately 17% of the working interest wells in which the Company participated were horizontal wells. A horizontal well may cost five to eight times as much as a vertically drilled well. In addition, horizontal wells’ initial production rates tend to be greater and their production decline rates are usually higher than in vertical wells. The larger investment in the costlier horizontal wells and the increased production rates result in an increase in depreciation expense. The provision for depletion and depreciation declined $214,504 (5%) to $3,857,215 in 2014 from $4,071,720 in 2013. This decrease is due to the reasons discussed above. The provision also includes $90,151 for 2014 and $88,457 for 2013 for the amortization of the Asset Retirement Costs. See Item 8, Note 2 to the accompanying financial statements for additional information regarding the Asset Retirement Obligation.

Other Income (Loss), Net. See Item 8, Note 11 to the accompanying financial statements for an analysis of the components of this line item for 2014 and 2013. Other income, net decreased $249,667 (70%) to $107,414 in 2014 from $357,081 in 2013. The line items responsible for this decrease are described below.

Net realized and unrealized gains (losses) on trading securities decreased $338,243 to a net loss of $(142,522) in 2014 from a net gain of $195,721 in 2013. Realized gains or losses result when a trading security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in trading securities owned at the reporting date to estimated fair value. In 2014, the Company had realized gains of $58,192 and unrealized losses of $200,714. In 2013, the Company had realized gains of $28,917 and unrealized gains of $166,804.

Income from investments decreased $13,000 to $20,000 in 2014 from $33,000 in 2013.

Interest and other expenses increased $10,231 to $45,048 in 2014 from $34,817 in 2013. The increase was due to a $10,218 increase in the accretion expense to $44,602 in 2014 from $34,384 in 2013.

Interest income decreased $5,656 to $17,177 in 2014 from $22,833 in 2013. This decrease was the net result of a decline in the average interest rate, partially offset by an increase in the average balance of cash equivalents and average balance of available-for-sale securities from which most of the interest income is derived. The average interest rate declined from .19% in 2013 to .14% in 2014. The average balance outstanding increased $18,610 to $11,841,395 in 2014 from $11,822,785 in 2013.

These declines were partially offset by an increase in class action settlements of $116,093 to $131,178 in 2014 from $15,085 in 2013.

Provision for Income Taxes. See Item 8, Note 6 to the accompanying financial statements for an analysis of the various components of income taxes. In 2014, the Company had an estimated provision for income taxes of $2,117,241 as the result of a current tax provision of $2,489,141, partially offset by a deferred tax benefit of $371,900. In 2013, the Company had an estimated provision for income taxes of $1,897,487 as the result of a current tax provision of $1,492,708 and a deferred tax provision of $404,779.

ITEM 7A.

QUANTITATIVE AND QUALiTATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Oklahoma City, Oklahoma

March 30, 2015

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS
	December 31,
	2014	2013
Current Assets:
Cash and Cash Equivalents (Note 2)	$15,203,558	$10,764,506
Available-for-Sale Securities (Notes 2 & 5)	6,654,303	6,653,823
Trading Securities (Notes 2 & 5)	445,476	586,708
Refundable Income Taxes	154,393	336,620
Receivables (Note 2)	2,142,356	2,449,048
Prepaid Seismic	86,856	6,232
	24,686,942	20,796,937

Investments:
Equity Investment (Notes 2 & 7)	352,995	613,558
Other	672,416	151,839
	1,025,411	765,397
Property, Plant and Equipment (Notes 2, 8 & 10):
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,728,944	1,601,180
Proved Properties	53,110,630	47,968,895
	54,839,574	49,570,075
Less – Accumulated Depreciation, Depletion, Amortization and
Valuation Allowance	36,883,078	31,170,203
	17,956,496	18,399,872
Other Property and Equipment, at Cost	440,284	427,056

Less – Accumulated Depreciation	329,429	305,302
	110,855	121,754
Total Property, Plant and Equipment	18,067,351	18,521,626
Other Assets	391,290	376,982
Total Assets	$44,170,994	$40,460,942

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2014	2013
Current Liabilities:
Accounts Payable	$819,010	$367,622
Other Current Liabilities – Deferred Income Taxes and Other	263,234	337,624
	1,082,244	705,246

Long-Term Liabilities:
Asset Retirement Obligation (Note 2)	1,645,597	1,510,864
Dividends Payable (Note 3)	1,451,635	1,369,966
Deferred Tax Liability, Net (Note 6)	3,249,291	3,548,035
	6,346,523	6,428,865
Total Liabilities	7,428,767	7,134,111

Commitments and Contingencies (Notes 2 & 7)

Stockholders’ Equity (Notes 3 & 4):
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	37,946,212	34,363,292
	38,103,580	34,520,660

Less – Treasury Stock, at Cost	1,361,353	1,193,829
Total Stockholders’ Equity	36,742,227	33,326,831
Total Liabilities and Stockholders’ Equity	$44,170,994	$40,460,942

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013

Operating Revenues:
Oil and Gas Sales	$19,074,254	$18,443,984
Lease Bonuses and Other	2,093,558	368,689
	21,167,812	18,812,673

Operating Costs and Expenses:
Production	3,377,812	3,009,953
Exploration	1,284,483	663,627
Depreciation, Depletion, Amortization and Valuation Provisions (Note 10)	6,134,859	5,969,290
General, Administrative and Other	1,664,540	1,596,558
	12,461,694	11,239,428
Income from Operations	8,706,118	7,573,245
Equity Income in Investee (Note 7)	66,584	35,203
Other Income, Net (Note 11)	107,414	357,081
Income Before Income Taxes	8,880,116	7,965,529
Provision for Income Taxes (Notes 2 & 6)	2,117,241	1,897,487
Net Income	$6,762,875	$6,068,042

Per Share Data (Note 2):
Net Income, Basic and Diluted	$42.55	$37.90
Cash Dividends	$20.00	$10.00
Weighted Average Shares Outstanding, Basic and Diluted	158,945	160,092

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance at December 31, 2012	$92,368	$65,000	$29,898,866	$(872,502)	$29,183,732

Net Income	—	—	6,068,042	—	6,068,042
Dividends Declared	—	—	(1,603,616)	—	(1,603,616)
Purchase of Treasury Stock	—	—	—	(321,327)	(321,327)

Balance at December 31, 2013	92,368	65,000	34,363,292	(1,193,829)	33,326,831

Net Income	—	—	6,762,875	—	6,762,875
Dividends Declared	—	—	(3,179,955)	—	(3,179,955)
Purchase of Treasury Stock	—	—	—	(167,524)	(167,524)

Balance at December 31, 2014	$92,368	$65,000	$37,946,212	$(1,361,353)	$36,742,227

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Cash Flows from Operating Activities:
Cash Received –
Oil and Gas Sales	$19,375,879	$17,728,795
Lease Bonuses and Other	2,093,558	372,895
Sale of Trading Securities	1,084,612	1,619,062
Interest Received	21,440	18,993
Agricultural Rentals and Other	136,778	20,686
Dividends Received on Trading Securities	1,340	1,648
Cash Distributions from Equity Investment	337,095	—
Cash Paid –
Production Costs	(3,393,795)	(2,952,670)
General Suppliers, Employees and Taxes, Other than Income Taxes	(1,672,390)	(1,618,927)
Interest Paid	—	(37)
Purchase of Trading Securities	(1,085,903)	(1,620,714)
Income Taxes Paid, Net	(2,306,915)	(1,311,250)
Farm Expense	(446)	(397)
Net Cash Provided by Operating Activities	14,591,253	12,258,084

Cash Flows Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Securities	13,308,610	13,306,310
Purchase of Available-for-Sale Securities	(13,309,089)	(13,307,544)
Proceeds from Disposal of Property, Plant and Equipment	131,810	131,400
Purchase of Property, Plant and Equipment	(6,508,237)	(10,426,615)
Cash Distributions from Other Investments	20,100	49,500
Purchase of Other Investments	(530,625)	—
Net Cash Provided by/(Applied to) Investing Activities	(6,887,431)	(10,246,949)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Cash Flows Applied to Financing Activities:
Dividends Paid to Stockholders	$(3,097,246)	$(1,767,613)
Purchase of Treasury Stock	(167,524)	(321,327)
Total Cash Applied to Financing Activities	(3,264,770)	(2,088,940)

Net Change in Cash and Cash Equivalents	4,439,052	(77,805)

Cash and Cash Equivalents at Beginning of Year	10,764,506	10,842,311
Cash and Cash Equivalents at End of Year	$15,203,558	$10,764,506

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$6,762,875	$6,068,042
Net Income Increased (Decreased) by Net Change in –
Net Unrealized Holding (Gains)/Losses on Trading Securities	200,714	(166,804)
Accounts Receivable	302,851	(709,039)
Interest and Dividends Receivable	3,840	(3,840)
Refundable Income Taxes	182,226	181,458
Accounts Payable	(48,731)	36,519
Trading Securities	(59,482)	(30,568)
Other Assets	(14,308)	(13,260)
Deferred Taxes	(371,900)	404,779
Other Liabilities	43,368	21,633
Income from Equity and Other Investments	(86,584)	(68,203)
Cash Distribution from Equity Investment	337,095	—
Exploratory Costs	1,320,999	670,416
Gain on Disposition of Property, Plant and Equipment	(116,569)	(102,339)
Depreciation, Depletion, Amortization and Valuation Provisions	6,134,859	5,969,290
Net Cash Provided by Operating Activities	$14,591,253	$12,258,084

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

Unrealized gains and losses on available-for-sale securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the financial statements. There are no significant cumulative unrealized gains or losses on available-for-sale securities as of December 31, 2014 or 2013.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The federal income tax returns for 2011, 2012 and 2013 are subject to examination.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2014 and 2013, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas, and South Dakota. The Company had two purchasers in 2014 and 2013 whose combined purchases were 35% and 38%, respectively, of total oil and gas sales.

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

The following table summarizes the asset retirement obligation for 2014 and 2013:

	2014	2013
Beginning balance at January 1	$1,510,864	$1,162,078
Liabilities incurred	93,526	281,030
Liabilities settled (wells sold or plugged)	(6,251)	(12,285)
Accretion expense	44,602	34,384
Revision to estimate	2,856	45,657
Ending balance at December 31	$1,645,597	$1,510,864

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company for interim and annual periods beginning on or after December 15, 2016. The new standard allows application either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the adoption method and the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation. The amounts were not material to the financial statements and had no effect on previously reported net income.

Note 3 – DIVIDENDS PAYABLE

Dividends payable includes amounts that are due to stockholders whom the Company has been unable to locate, stockholders’ heirs pending ownership transfer documents, or uncashed dividend checks of other stockholders.

Note 4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

		Shares of
	Shares	Treasury	Shares
	Issued	Stock	Outstanding
January 1, 2013, $.50 par value stock,
200,000 shares authorized	184,735	23,947	160,788
Purchase of stock	—	1,416	(1,416)
December 31, 2013, $.50 par value stock,
200,000 shares authorized	184,735	25,363	159,372
Purchase of stock	—	700	(700)
December 31, 2014, $.50 par value stock,
200,000 shares authorized	184,735	26,063	158,672

Note 5 – MARKETABLE SECURITIES

At December 31, 2014, available-for-sale securities, consisting entirely of U.S. government securities, are due within one year or less by contractual maturity.

For trading securities, in 2014 the Company recorded realized gains of $58,192 and unrealized losses of $200,714. In 2013 the Company recorded realized gains of $28,917 and unrealized gains of $166,804.

Note 6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2014	2013
Assets:
Net Leasehold Impairment Reserves	$256,389	$253,939
Gas Balance Receivable	52,379	52,379
Long-Lived Asset Impairment	1,794,264	1,524,237
Deferred Geological and Geophysical Expense	214,305	118,443
Other	303,786	192,180
Total Assets	2,621,123	2,141,178
Liabilities:
Receivables	271,359	276,273
Intangible Drilling Costs	4,600,543	4,484,726
Depletion, Depreciation and Other	1,235,023	1,237,881
Total Liabilities	6,106,925	5,998,880
Net Deferred Tax Liability	$(3,485,802)	$(3,857,702)

The decrease in the deferred tax liability for 2014 reflected in the above table is primarily the result of the Company’s increased current year long-lived asset impairment and geological and geophysical expenses, which are not currently deductible tax expenses.

The following table summarizes the current and deferred portions of income tax expense:

	Year Ended December 31,
	2014	2013
Current Tax Provision:
Federal	$2,415,281	$1,450,082
State	73,860	42,626
	2,489,141	1,492,708
Deferred Tax Provision/(Benefit)	(371,900)	404,779
Total Provision	$2,117,241	$1,897,487

The total provision for income tax expressed as a percentage of income before income tax was 24% for both 2014 and 2013. These amounts differ from the amounts computed by applying the statutory U.S. federal income tax rate of 34% for 2014 and 2013 to income before income tax as summarized in the following reconciliation:

	Year Ended December 31,
	2014	2013

Computed Federal Tax Provision	$3,019,239	$2,708,280

Increase (Decrease) in Tax From:
Allowable Depletion in Excess of Basis	(890,095)	(811,242)
Dividend Received Deduction	(319)	(392)
State Income Tax Provision	73,860	42,626
Other	(85,444)	(41,785)
Provision for Income Tax	$2,117,241	$1,897,487
Effective Tax Rate	24%	24%

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

The Company leases its corporate office from the Partnership. The operating lease, under which the space was rented, expired February 28, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $29,700 for 2014 and 2013.

Note 8 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

All of the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2014	2013
Acquisition of Properties:
Unproved	$367,172	$818,290
Proved	138,601	1,917,376
Exploration Costs	2,004,935	3,587,244
Development Costs	4,345,160	3,898,134
Asset Retirement Obligation	96,382	326,687

Note 9 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. During 2014 and 2013 there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At December 31, 2014 and 2013, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2015	$—	$6,654,303	$—
Trading Securities –
Domestic Equities	183,168	—	—
International Equities	124,998	—	—
Others	137,310	—	—

	2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2014	$—	$6,653,823	$—
Trading Securities –
Domestic Equities	389,766	—	—
International Equities	179,509	—	—
Others	17,433	—	—

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents non-recurring fair value liabilities. The fair value of the non-financial liabilities incurred was $93,526 in 2014 and $281,030 in 2013 and was calculated using Level 3 inputs. See Note 2 for more information about this liability and the inputs used for calculating fair value.

The impairment losses of $1,928,548 for 2014 and $1,644,142 for 2013 also represent non-recurring fair value expenses calculated using Level 3 inputs. See Note 10 for the procedure used for calculating these expenses.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables, and dividends payable. As of December 31, 2014 and 2013, the historical cost of cash and cash equivalents, trade receivables, trade payables, and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $1,928,548 for 2014 and $1,644,142 for 2013 are included in the Statements of Income in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments for 2014 and 2013 were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 11 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	2014	2013
Net Realized and Unrealized Gain (Loss) on
Trading Securities	$(142,522)	$195,721
Gains on Asset Sales	119,689	118,011
Interest Income	17,177	22,833
Settlements of Class Action Lawsuits	131,178	15,085
Agricultural Rental Income	5,600	5,600
Dividend Income	1,340	1,648
Income from Other Investments	20,000	33,000
Interest and Other Expenses	(45,048)	(34,817)
Other Income, Net	$107,414	$357,081

Note 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is affiliated by common management and ownership with Mesquite Minerals, Inc. (Mesquite), Mid-American Oil Company (Mid-American) and Lochbuie Limited Liability Company (LLTD). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite, Mid-American and LLTD.

Mesquite, Mid-American and LLTD share facilities and employees including executive officers with the Company. The Company has been reimbursed for services, facilities, and miscellaneous business expenses incurred in 2014 in the amount of $191,672 each by Mesquite, Mid-American and LLTD. Reimbursements in 2013 were $177,782 each by Mesquite, Mid-American and LLTD. Included in the 2014 amounts, Mesquite, Mid-American and LLTD each paid $131,855 for their share of salaries. In 2013, the share of salaries paid by Mesquite, Mid-American and LLTD was $126,884 each.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2014	2013
Oil and Condensate (Bbls)
Proved Developed and Undeveloped Reserves:
Beginning of Year	527,359	454,951
Revisions of Previous Estimates	7,908	6,602
Extensions and Discoveries	98,035	127,505
Purchase of Reserves	—	48,497
Production	(109,431)	(110,196)
End of Year	523,871	527,359
Proved Developed Reserves:
Beginning of Year	484,633	454,951
End of Year	482,717	484,633

Gas (MCF)
Proved Developed and Undeveloped Reserves:
Beginning of Year	4,121,358	3,634,480
Revisions of Previous Estimates	339,675	99,133
Extensions and Discoveries	1,034,589	716,497
Purchase of Reserves	—	589,003
Production	(1,018,595)	(917,755)
End of Year	4,477,027	4,121,358
Proved Developed Reserves:
Beginning of Year	3,822,278	3,634,480
End of Year	4,188,946	3,822,278

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

Notes:

1.	Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 28,155 Bbls of oil and 451,969 MCF of gas for 2014 and 32,189 Bbls of oil and 541,866 MCF of gas for 2013

2.	The preceding table sets forth estimates of the Company’s proved oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2014 and 2013. The Company engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

3.	The Company emphasizes that the reserve volumes shown are estimates, which by their nature are subject to revision in the near term. The estimates have been made by utilizing geological and reservoir data, as well as actual production performance data available to the Company. These estimates are reviewed annually and are revised upward or downward as warranted by additional performance data. The Company’s engineer is not independent, but strives to use an objective approach in calculating the Company’s working interest reserve estimates.

4.	The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2014 summary reserve report was tested by comparison to 2014 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTEREST
OIL AND GAS RESERVES
(Unaudited)

	At December 31,
	2014	2013
Future Cash Inflows	$63,737,733	$61,732,164

Future Production and Development Costs	(22,271,008)	(20,525,589)

Future Asset Retirement Obligation	(2,100,960)	(1,937,212)

Future Income Tax Expense	(8,055,783)	(8,041,742)

Future Net Cash Flows	31,309,982	31,227,621

10% Annual Discount for Estimated Timing of Cash Flows	(9,616,959)	(9,505,407)

Standardized Measure of Discounted Future Net Cash Flows	$21,693,023	$21,722,214

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2013 and 2014, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS FROM
PROVED WORKING INTEREST RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2014	2013
Standardized Measure, Beginning of Year	$21,722,214	$17,018,429

Sales and Transfers, Net of Production Costs	(11,225,797)	(10,549,949)

Net Change in Sales and Transfer Prices, Net of Production Costs	(1,082,219)	1,841,016

Extensions, Discoveries and Improved Recoveries,
Net of Future Production and Development Costs	8,713,240	9,793,021

Revisions of Quantity Estimates	1,468,704	601,915

Accretion of Discount	2,914,007	2,308,396

Purchases of Reserves in Place	—	1,969,430

Net Change in Income Taxes	16,002	(935,750)

Net Change in Asset Retirement Obligation	(90,131)	(314,402)

Changes in Production Rates (Timing) and Other	(742,997)	(9,892)

Standardized Measure, End of Year	$21,693,023	$21,722,214

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a Smaller Reporting Company, Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

/s/ Cameron R. McLain	/s/ James L. Tyler
Cameron R. McLain, President	James L. Tyler, 2nd Vice President
Principal Executive Officer	Principal Financial Officer
March 30, 2015	March 30, 2015

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Jerry L. Crow
Kyle L. McLain (Chairman of the Board)	Jerry L. Crow (Director)
March 30, 2015	March 30, 2015

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 30, 2015	March 30, 2015

