Form 10-Q
period 2015-03-31
RESERVE PETROLEUM CO
filed 2015-05-13
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2015, 158,553 shares of the registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$16,756,630	$15,203,558
Available-for-Sale Securities	6,654,303	6,654,303
Trading Securities	439,674	445,476
Refundable Income Taxes	309,976	154,393
Receivables	1,152,467	2,142,356
Prepaid Seismic	86,856	86,856
	25,399,906	24,686,942
Investments:
Equity Investment	365,078	352,995
Other	676,856	672,416
	1,041,934	1,025,411
Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,800,962	1,728,944
Proved Properties	53,036,810	53,110,630
	54,837,772	54,839,574
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	38,342,608	36,883,078
	16,495,164	17,956,496
Other Property and Equipment, at Cost	448,263	440,284

Less – Accumulated Depreciation	307,738	329,429
	140,525	110,855
Total Property, Plant and Equipment	16,635,689	18,067,351
Other Assets	—	391,290
Total Assets	$43,077,529	$44,170,994

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$211,391	$819,010
Other Current Liabilities – Deferred Income Taxes and Other	143,470	263,234
	354,861	1,082,244
Long-Term Liabilities:
Asset Retirement Obligation	1,665,022	1,645,597
Dividends Payable	1,433,682	1,451,635
Deferred Tax Liability, Net	2,869,322	3,249,291
	5,968,026	6,346,523
Total Liabilities	6,322,887	7,428,767

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	37,963,687	37,946,212
	38,121,055	38,103,580

Less – Treasury Stock, at Cost	1,366,413	1,361,353
Total Stockholders’ Equity	36,754,642	36,742,227
Total Liabilities and Stockholders’ Equity	$43,077,529	$44,170,994

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Operating Revenues:
Oil and Gas Sales	$2,152,948	$5,275,210
Lease Bonuses and Other	535,214	200,942
	2,688,162	5,476,152
Operating Costs and Expenses:
Production	690,856	844,600
Exploration	150,150	657,471
Depreciation, Depletion, Amortization and Valuation Provisions	1,570,350	867,632
General, Administrative and Other	442,373	438,241
	2,853,729	2,807,944
Income / (Loss) from Operations	(165,567)	2,668,208

Other Income / (Loss), Net	2,733	(15,558)
Income / (Loss) Before Provision for Income Taxes	(162,834)	2,652,650
Income Tax Provision / (Benefit):
Current	344,423	902,762
Deferred	(524,733)	(224,815)
Total Income Tax Provision / (Benefit)	(180,310)	677,947
Net Income	$17,476	$1,974,703
Per Share Data:
Net Income, Basic and Diluted	$0.11	$12.40

Weighted Average Shares Outstanding, Basic and Diluted	158,659	159,228

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net Cash Provided by Operating Activities	$2,492,388	$3,264,333
Cash Applied to Investing Activities:
Proceeds from Disposal of Property, Plant and Equipment	—	200
Purchase of Property, Plant and Equipment	(911,863)	(1,318,627)
Cash Distribution from Equity Investee	—	40,095
Other Investment	(4,440)	—
Net Cash Applied to Investing Activities	(916,303)	(1,278,332)
Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(17,953)	(12,740)
Purchase of Treasury Stock	(5,060)	(59,585)
Total Cash Applied to Financing Activities	(23,013)	(72,325)
Net Change in Cash and Cash Equivalents	1,553,072	1,913,676

Cash and Cash Equivalents, Beginning of Period	15,203,558	10,764,506
Cash and Cash Equivalents, End of Period	$16,756,630	$12,678,182

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2014, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME / (LOSS), NET

The following is an analysis of the components of Other Income / (Loss), Net:

	Three Months Ended
	March 31,
	2015	2014
Net Realized and Unrealized Gain / (Loss) on Trading Securities	$(5,995)	$(45,925)
Gain on Asset Sales	—	1,123
Interest Income	3,751	5,332
Equity Earnings in Investee	12,083	27,245
Other Income	4,898	7,930
Interest and Other Expenses	(12,004)	(11,263)
Other Income / (Loss), Net	$2,733	$(15,558)

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

Note 4 – PROVISION FOR INCOME TAXES

In 2015 and 2014, the effective tax rate was less than the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2014	$1,645,597
Liabilities incurred for new wells (net of revisions)	7,542
Liabilities settled (wells sold or plugged)	—
Accretion expense	11,883
Balance at March 31, 2015	$1,665,022

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At March 31, 2015 and December 31, 2014, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2015	$—	$6,654,303	$—
Trading Securities:
Domestic Equities	280,533	—	—
International Equities	131,674	—	—
Others	27,467	—	—

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2015	$—	$6,654,303	$—
Trading Securities:
Domestic Equities	183,168	—	—
International Equities	124,998	—	—
Others	137,310	—	—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the quarter ended March 31, was $7,542 in 2015 and $26,651 in 2014 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses in the quarter ended March 31 of $556,734 for 2015, with none for 2014, also represents non-recurring fair value expenses calculated using Level 3 inputs. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2014 Form 10-K for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2015 and December 31, 2014, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning January 1, 2018. The new standard allows application either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the adoption method and the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (“ASU 2015-03”). The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company currently has no debt nor any plans to issue any debt. Accordingly, adoption of ASU 2015-03 will have no effect on the Company’s financial position, results of operations or cash flows.

There were no other accounting pronouncements issued and none that became effective since December 31, 2014 that were directly applicable to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (hereinafter, the “2014 Form 10-K”), as well as the financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the 2014 Form 10-K.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2015, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $2,492,388. The Company utilized cash for property additions of $911,863, other investment of $4,440 and financing activities of $23,013 for total cash applied of $939,316. Cash and cash equivalents increased $1,553,072 to $16,756,630.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2014. A discussion of these items follows.

Refundable income taxes increased $155,583 (101%) to $309,976 from $154,393 due to the first quarter 2015 current income tax provision of $344,423 offset by estimated tax payments of $500,006 for the same period.

Receivables declined $989,889 (46%) to $1,152,467 from $2,142,356. This decrease was due entirely to lower oil and gas sales receivables. Sales variances are discussed in the “Results of Operations” section below.

Accounts payable decreased $607,619 (74%) to $211,391 from $819,010 due to a decline in the drilling activity in the quarter ended March 31, 2015 compared to the quarter ended December 31, 2014.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,492,388 in 2015, a decrease of $771,945 (24%) from the comparable period in 2014. The decrease was primarily the result of decreased oil and gas sales. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property additions in 2015 was $911,863 a decrease of $406,764 (31%) from cash applied in 2014 of $1,318,627. For both 2015 and 2014, cash applied to property additions was mostly related to oil and gas exploration and development activity. The decrease in property additions for 2015 is mostly due to a decline in the exploration and development drilling activity in the first quarter of 2015 versus 2014. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2014 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2015, Compared with Three Months Ended March 31, 2014

Net income decreased $1,957,227 (99%) to $17,476 in 2015 from $1,974,703 in 2014. Net income per share, basic and diluted, decreased $12.29 to $0.11 in 2015 from $12.40 in 2014.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales decreased $3,122,262 (59%) to $2,152,948 in 2015 from $5,275,210 in 2014. Of the $3,122,262 decrease, crude oil sales decreased $1,976,933; natural gas sales decreased $934,196; and miscellaneous oil and gas product sales decreased $211,133.

The $1,976,933 (61%) decrease in oil sales to $1,279,886 in 2015 from $3,256,819 in 2014 was the result of a decrease in the average price per barrel (Bbl) and the volume sold. The volume of oil sold decreased 7,227 Bbls to 28,306 Bbls in 2015, resulting in a negative volume variance of $662,355. The average price per Bbl decreased $46.43 to $45.22 per Bbl in 2015, resulting in a negative price variance of $1,314,578. The decrease in oil volumes sold was mostly due to production declines from older wells partially offset by production of 7,266 Bbls from new wells.

The $934,196 (53%) decrease in gas sales to $819,752 in 2015 from $1,753,948 in 2014 was the result of a decrease in the average price per thousand cubic feet (MCF) and the volume sold. The volume of gas sold decreased 76,331 MCF to 291,374 MCF in 2015 from 367,705 MCF in 2014, for a negative volume variance of $364,099. The decrease in gas volumes sold was mostly due to production declines from older wells partially offset by production of 77,220 MCF from new wells. The average price per MCF decreased $1.96 to $2.81 per MCF in 2015 from $4.77 per MCF in 2014, resulting in a negative price variance of $570,097.

Sales from the Robertson County, Texas royalty interest properties provided approximately 21% of the Company’s first quarter gas sales volumes for 2015 and 2014. See discussion on page 11 of the 2014 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 16% of the Company’s first quarter 2015 gas sales volumes and about 18% of the first quarter 2014 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $53,310 in 2015 compared to $264,443 in 2014.

The Company received lease bonuses of $535,214 in the first quarter of 2015 for leases on its owned minerals. Lease bonuses for the first quarter of 2014 were $200,942.

Operating Costs and Expenses. Operating costs and expenses increased $45,785 (2%) to $2,853,729 in 2015 from $2,807,944 in 2014.

Production Costs. Production costs decreased $153,744 (18%) in 2015 to $690,856 from $844,600 in 2014. This decrease was due primarily to lower production taxes as a result of decreased oil and gas sales revenue. Production taxes declined $133,815 (63%) to $78,319 in 2015 from $212,134 in 2014. The remaining $19,929 decrease was due to lower lease operating expense.

Exploration Costs. Total exploration expense decreased $507,321 (77%) to $150,150 in 2015 from $657,471 in 2014. The net decrease was due to a decrease in geological and geophysical expense of $656,891 to $1,054 in 2015 from $657,945 in 2014, offset by an increase of $149,570 in dry hole costs.

The following is a summary as of April 30, 2015, updating both exploration and development activity from December 31, 2014, for the period ended March 31, 2015.

The Company will participate with its 18% working interest in the drilling of three development wells on a Barber County, Kansas prospect in the second half of 2015.

The Company participated with its 16% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. A completion is in progress. Capitalized costs for the period were $68,800.

The Company is participating with an 8% working interest in the completion of a development well that was drilled in 2014 on a Woods County, Oklahoma prospect.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Cimarron County, Oklahoma prospect. The well was completed as a dry hole. The Company will participate in the drilling of another exploratory well starting in May 2015. Costs expensed to dry hole costs were $66,531.

The Company is participating with its 10.5% working interest in the completion of an exploratory well that was drilled in 2014 on a Logan County, Oklahoma prospect. Capitalized costs for the period were $57,578.

The Company participated with its 10.5% working interest in the drilling of a development well on a Seminole County, Oklahoma prospect. The well is awaiting completion. The Company will participate in operations to plug back and stimulate a salt water disposal well, repair casing in one producing well and install a submersible pump in another producing well on the prospect.

The Company will participate with its 10.5% working interest in the drilling of a development well on a Seminole County, Oklahoma prospect starting in May 2015.

The Company participated in the drilling of two exploratory wells on a Creek County, Oklahoma prospect. The first well was completed as a dry hole and the second is awaiting completion. Dry hole costs for the period were $26,981 and capitalized costs were $27,013.

The Company participated with its 8.4% interest in a 3-D seismic survey on a Thomas County, Kansas prospect. Several structures have been identified and an exploratory well will be drilled starting in May or June 2015.

In April 2015, the Company purchased a 16% interest in 1861 net acres of leasehold on a Chase County, Nebraska prospect for $40,191. The Company is participating in an exploratory well that is currently drilling.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $702,718 (81%) to $1,570,350 in 2015 from $867,632 in 2014. The increase was due primarily to $556,734 of long–lived asset impairment losses for 2015 with none for 2014. The impairment losses for 2015 are due to lower oil and natural gas futures prices at March 31, 2015 compared to December 31, 2014. Oil prices have declined approximately 50% and natural gas prices have declined approximately 33% during the first quarter of 2015. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2014 Form 10-K for a description of the impairment loss calculation. The remaining $145,984 increase was due primarily to increased depreciation and lease impairment expense.

Other Income / (Loss), Net. This line item increased $18,291 to a gain of $2,733 in 2015 from a loss of $(15,558) in 2014. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities losses in 2015 were $(5,995) compared to losses of $(45,925) in 2014, a decrease of $39,930. In 2015, the Company had realized losses of $(1,092) and unrealized losses of $(4,903) from adjusting the securities to estimated fair market value. In 2014, the Company had realized gains of $16,732 and unrealized losses of $(62,657).

Income Tax Provision / (Benefit). Income taxes decreased $858,257 to a $(180,310) tax benefit in 2015 from a $677,947 tax provision in 2014. The decrease was due to the decrease in income / (loss) before income taxes of $2,815,484 (106%) to $(162,834) in 2015 from $2,652,650 in 2014. Of the 2015 income tax provision, the estimated current tax expense was $344,423, which was offset by an estimated deferred tax benefit of $(524,733). Of the 2014 income tax provision, the current tax expense and deferred tax benefit were $902,762 and $(224,815), respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2015, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1 to January 31, 2015	11	$230	—	—
February 1 to February 28, 2015	—	$230	—	—
March 1 to March 31, 2015	11	$230	—	—
Total	22	$230	—	—

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
101.DEF*
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 13, 2015	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: May 13, 2015	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer

