Form 10-Q
period 2015-06-30
RESERVE PETROLEUM CO
filed 2015-08-12
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

As of August 7, 2015, 158,521 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Derived from
		audited financial
		statements)
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,829,688	$15,203,558
Available-for-Sale Securities	6,653,794	6,654,303
Trading Securities	459,460	445,476
Refundable Income Taxes	462,277	154,393
Receivables	1,017,795	2,142,356
Prepaid Seismic	---	86,856
Total Current Assets	24,423,014	24,686,942
Investments:
Equity Investment	388,135	352,995
Other	676,856	672,416
Total Investments	1,064,991	1,025,411
Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,070,331	1,728,944
Proved Properties	53,307,676	53,110,630
Oil and Gas Properties, Gross	55,378,007	54,839,574
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	39,422,261	36,883,078
Oil and Gas Properties, Net	15,955,746	17,956,496
Other Property and Equipment, at Cost	392,918	440,284

Less – Accumulated Depreciation	232,090	329,429
Other Property and Equipment, Net	160,828	110,855
Total Property, Plant and Equipment	16,116,574	18,067,351
Other Assets	---	391,290
Total Assets	$41,604,579	$44,170,994

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Derived from
		audited financial
		statements)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$413,461	$819,010
Other Current Liabilities – Deferred Income Taxes and Other	186,344	263,234
Total Current Liabilities	599,805	1,082,244
Long-Term Liabilities:
Asset Retirement Obligation	1,688,672	1,645,597
Dividends Payable	1,470,726	1,451,635
Deferred Tax Liability, Net	2,672,484	3,249,291
Total Long-Term Liabilities	5,831,882	6,346,523
Total Liabilities	6,431,687	7,428,767

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	36,409,492	37,946,212
Stockholders’ Equity Before Treasury Stock	36,566,860	38,103,580

Less – Treasury Stock, at Cost	1,393,968	1,361,353
Total Stockholders’ Equity	35,172,892	36,742,227
Total Liabilities and Stockholders’ Equity	$41,604,579	$44,170,994

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues:
Oil and Gas Sales	$2,081,048	$5,103,967	$4,233,996	$10,379,177
Lease Bonuses and Other	112,933	414,592	648,147	615,534
Total Operating Revenues	2,193,981	5,518,559	4,882,143	10,994,711
Operating Costs and Expenses:
Production	663,560	817,889	1,354,416	1,662,489
Exploration	203,600	559,906	353,750	1,217,377
Depreciation, Depletion, Amortization and Valuation Provisions	1,091,139	1,102,494	2,661,489	1,970,126
General, Administrative and Other	404,636	433,423	847,009	871,664
Operating Costs and Expenses	2,362,935	2,913,712	5,216,664	5,721,656
Income/(Loss) from Operations	(168,954)	2,604,847	(334,521)	5,273,055

Other Income, Net	89,534	211,357	92,267	195,799
Income/(Loss) Before Provision for Income Taxes	(79,420)	2,816,204	(242,254)	5,468,854
Income Tax Provision/(Benefit):
Current	68,228	720,433	412,651	1,623,195
Deferred	(178,964)	24,262	(703,697)	(200,553)
Total Income Tax Provision/(Benefit)	(110,736)	744,695	(291,046)	1,422,642
Net Income	$31,316	$2,071,509	$48,792	$4,046,212
Per Share Data
Net Income, Basic and Diluted	$0.20	$13.03	$0.31	$25.43

Cash Dividends Declared and/or Paid	$10.00	$20.00	$10.00	$20.00
Weighted Average Shares Outstanding, Basic and Diluted	158,560	159,006	158,609	159,116

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Net Cash Provided by Operating Activities	$2,996,667	$7,216,668
Cash Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(6,653,795)	(6,654,786)
Maturity of Available-for-Sale Securities	6,654,303	6,653,823
Proceeds from Disposal of Property, Plant and Equipment	6,192	21,188
Purchase of Property, Plant and Equipment	(1,214,015)	(2,528,483)
Cash Paid for Investment	(4,440)	---
Cash Distribution from Equity Investee	---	287,595
Cash Distribution from Other Investments	50,000	---
Cash Received from Life Insurance Policies	390,253	---
Net Cash Applied to Investing Activities	(771,502)	(2,220,663)
Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(1,566,420)	(3,021,888)
Purchase of Treasury Stock	(32,615)	(98,141)
Total Cash Applied to Financing Activities	(1,599,035)	(3,120,029)
Net Change in Cash and Cash Equivalents	626,130	1,875,976

Cash and Cash Equivalents, Beginning of Period	15,203,558	10,764,506
Cash and Cash Equivalents, End of Period	$15,829,688	$12,640,482

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2014, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Realized and Unrealized Gain/(Loss) on Trading Securities	$19,565	$39,942	$13,570	$(5,983)
Gain on Asset Sales	6,136	14,745	6,136	15,868
Interest Income	2,560	4,477	6,311	9,809
Equity Earnings in Investee	23,057	29,865	35,140	57,110
Other Income	50,225	133,586	55,123	141,516
Interest and Other Expenses	(12,009)	(11,258)	(24,013)	(22,521)
Other Income, Net	$89,534	$211,357	$92,267	$195,799

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

Note 4 – PROVISION FOR INCOME TAXES

In 2015 and 2014, the effective tax rate was different than the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2014	$1,645,597
Liabilities incurred for new wells (net of revisions)	22,184
Liabilities settled (wells sold or plugged)	(2,875)
Accretion expense	23,766
Balance at June 30, 2015	$1,688,672

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At June 30, 2015 and December 31, 2014, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2015
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities – U.S. Treasury Bills Maturing in 2015	$	---	$6,653,794	$	---
Trading Securities:
Domestic Equities		317,211	---		---
International Equities		126,749	---		---
Others		15,500	---		---

	December 31, 2014
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities – U.S. Treasury Bills Maturing in 2015	$	---	$6,654,303	$	---
Trading Securities:
Domestic Equities		183,168	---		---
International Equities		124,998	---		---
Others		137,310	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the six months ended June 30, was $22,184 in 2015 and $32,272 in 2014 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses in the six months ended June 30 of $556,734 in 2015, with none for 2014, also represents non-recurring fair value expenses calculated using Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2015 and December 31, 2014, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties, are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. The assessment determined no impairment provisions were needed for the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015, the assessment resulted in an impairment provision of $556,374. No impairment was needed for the same period in 2014. The impairment provision for the six months ended June 30, 2015, is principally the result of lower projected future prices for oil and gas. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2015, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $2,996,667 and cash provided by the maturities of available-for-sale securities of $6,654,303. Additional cash of $56,192 was provided by property dispositions and investment distributions and $390,253 from two life insurance policies for total cash provided of $10,097,415. The Company utilized cash for the purchase of available-for-sale securities of $6,653,795, property additions of $1,214,015, investment activity of $4,440 and financing activities of $1,599,035 for total cash applied of $9,471,285. Cash and cash equivalents increased $626,130 (4%) to $15,829,688.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2014. A discussion of these items follows.

Refundable income taxes increased $307,884 (199%) to $462,277 from $154,393 due to the first half 2015 current income tax provision of $412,651, offset by estimated tax payments of $720,535 for the same period.

Receivables declined $1,124,561 (52%) to $1,017,795 from $2,142,356. This decrease was due entirely to lower oil and gas sales receivables. Sales variances are discussed in the “Results of Operations” section below.

Accounts payable decreased $405,549 (50%) to $413,461 from $819,010. The decrease was due to a decline in the drilling activity in the quarter ended June 30, 2015 compared to the quarter ended December 31, 2014.

Deferred income taxes and other liabilities decreased $76,890 (29%) to $186,344 from $263,234 due to an increase of $50,000 in ad valorem tax accruals and a decrease of $126,890 in current deferred income taxes. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,996,667 in 2015, a decrease of $4,220,001 (58%) from the comparable period in 2014. The decrease was primarily due to decreased operating revenue, partially offset by decreased production and exploration costs. For more information see “Operating Revenues” and “Exploration Costs” below.

Cash applied to the purchase of property additions in 2015 was $1,214,015, a decrease of $1,314,468 (52%) from cash applied in 2014 of $2,528,483. In both 2015 and 2014, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2014 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Six Months Ended June 30, 2015, Compared with Six Months Ended June 30, 2014

Net income decreased $3,997,420 (99%) to $48,792 in 2015 from $4,046,212 in 2014. Net income per share, basic and diluted, decreased $25.12 (99%) to $0.31 in 2015 from $25.43 in 2014.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales decreased $6,145,181 (59%) to $4,233,996 in 2015 from $10,379,177 in 2014. The $6,145,181 decrease is due to lower crude oil sales of $4,052,174; lower natural gas sales of $1,805,317; and a decrease in miscellaneous oil and gas product sales of $287,690.

The $4,052,174 (61%) decrease in oil sales to $2,556,592 in 2015 from $6,608,766 in 2014 was the result of a decrease in both the volume sold and the average price per barrel (Bbl). The volume of oil sold decreased 16,440 Bbls to 54,114 Bbls in 2015, resulting in a negative volume variance of $1,539,935. This volume decrease was the net result of an increase of 11,098 Bbls for production that began after June 30, 2014, offset by a decline of 27,538 Bbls from older properties. The average price per Bbl decreased $46.43 to $47.24 per Bbl in 2015, resulting in a negative price variance of $2,512,239.

The $1,805,317 (53%) decrease in gas sales to $1,573,681 in 2015 from $3,378,998 in 2014 was the result of a decrease in both the volume sold and the average price per thousand cubic feet (MCF). The volume of gas sold decreased 123,751 MCF to 596,081 MCF from 719,832 MCF in 2014, for a negative volume variance of $580,392. The decrease in gas volumes sold was the net result of approximately 236,000 MCF of production declines from older wells, partially offset by production of approximately 113,000 MCF from wells that first produced after June 30, 2014. The average price per MCF decreased $2.05 to $2.64 per MCF from $4.69 per MCF in 2014, resulting in a negative price variance of $1,224,925.

Sales from the Robertson County, Texas royalty interest properties provided approximately 22% of the Company’s first half 2014 and 2015 gas sales volumes. See discussion on page 11 of the 2014 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 15% of the Company’s first half 2015 gas sales volumes and about 19% of the first half 2014 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $103,723 in 2015 as compared to $391,413 in 2014.

The Company received lease bonuses of $647,442 in the first half of 2015 for leases on its owned minerals. Lease bonuses for the first half of 2014 were $614,894. In 2015, 98% of the bonuses were for leases on owned minerals in Oklahoma and the remainder were for owned minerals in Texas. In 2014, 11% of the bonuses were for Oklahoma leases and 89% were for Texas leases.

Operating Costs and Expenses. Operating costs and expenses decreased $504,992 (9%) to $5,216,664 in 2015 from $5,721,656 in 2014. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs decreased $308,073 (19%) to $1,354,416 in 2015 from $1,662,489 in 2014. Lease operating expense and transportation and compression expense decreased $49,130 (4%) to $1,193,214 in 2015 from $1,242,344 in 2014. Production taxes decreased $258,943 (62%) to $161,202 in 2015 from $420,145 in 2014 due primarily to the decline in oil and gas sales revenues described above in the “Operating Revenues” section.

Exploration Costs. Total exploration expense decreased $863,627 (71%) to $353,750 in 2015 from $1,217,377 in 2014. Dry hole costs decreased $279,479 to $277,081 in 2015 from $556,560 in 2014. Geological and geophysical expense decreased $584,148 to $76,668 in 2015 from $660,816 in 2014.

The following is a summary as of July 29, 2015, updating both exploration and development activity from December 31, 2014, for the period ended June 30, 2015.

The Company will participate with its 18% working interest in the drilling of three development wells on a Barber County, Kansas prospect in the second half of 2015.

The Company participated with its 16% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $68,800.

The Company participated with an 8% working interest in the completion of a development well that was drilled in 2014 on a Woods County, Oklahoma prospect. The well is a commercial oil and gas producer.

The Company participated with its 10.5% working interest in the drilling of two exploratory wells on a Cimarron County, Oklahoma prospect. Both wells were completed as dry holes. No further drilling is planned on the prospect. Costs expensed to dry hole costs were $128,709. Leasehold impairment expense for the prospect was $120,675.

The Company participated with its 10.5% working interest in the completion of an exploratory well that was drilled in 2014 on a Logan County, Oklahoma prospect. The well is being tested. Capitalized costs for the period were $57,275.

The Company participated with its 10.5% working interest in the drilling of a development well on a Seminole County, Oklahoma prospect. A completion is in progress. The Company also participated in operations to plug back and repair a salt water disposal well that has been returned to service, and in the installation of submersible pumping equipment in another well that is being tested.

The Company is participating with its 10.5% working interest in three development wells on a Seminole County, Oklahoma prospect. Drilling is in progress on the first well. Capitalized costs for the period were $100,580.

The Company participated in the drilling of two exploratory wells on a Creek County, Oklahoma prospect. The first well was completed as a dry hole and a completion is in progress on the second. The Company will participate in the drilling of an additional exploratory well starting in August or September 2015. Dry hole costs for the period were $28,629 and capitalized costs were $57,579.

The Company participated with its 8.4% interest in a 3-D seismic survey on a Thomas County, Kansas prospect. The Company also participated in the drilling of an exploratory well on the prospect that was completed as a dry hole. Costs expensed to dry hole costs were $27,046.

In April 2015, the Company purchased a 16% interest in 1,861 net acres of leasehold on a Chase County, Nebraska prospect for $40,191. The Company participated in the drilling of an exploratory well on the prospect that was completed as a commercial oil producer. Capitalized costs for the period were $99,676.

In July 2015, the Company purchased a 10.5% interest in 18,069.51 net acres of leasehold on a Thomas County, Kansas prospect for $218,189. A 3-D seismic survey of the prospect will be conducted starting in October 2015. After the seismic data has been acquired, processed and analyzed, decisions about exploratory drilling will be made.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $691,363 (35%) to $2,661,489 in 2015 from $1,970,126 in 2014. The increase was due primarily to an increase in lease impairments of $128,478 and $556,734 of long-lived asset impairment losses for 2015 with none for 2014. See Note 7 to the accompanying financial statements for a description of the impairment loss calculation.

Other Income, Net. This line item decreased $103,532 (53%) to $92,267 in 2015 from $195,799 in 2014. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item. Components with significant changes are discussed in the following paragraphs.

Gains on trading securities in 2015 were $13,570 as compared to losses of $(5,983) in 2014, an increase of $19,553. In 2015, the Company had realized losses of $(15,650) and unrealized gains of $29,220 from adjusting the securities to estimated fair market value. In 2014, the Company had realized gains of $18,779 and unrealized losses of $(24,762).

Other income decreased $86,393 (61%) to $55,123 in 2015 from $141,516 in 2014. Most of the decrease was due to $130,701 of class action lawsuit settlements in 2014 compared to $4,707 in 2015. This decrease was partially offset by $50,000 of other investment income in 2015 compared to $10,000 in 2014.

Income Tax Provision/(Benefit). Income taxes decreased $1,713,688 to a $(291,046) tax benefit in 2015 from a $1,422,642 tax provision in 2014. The decrease was due to the decrease in income/(loss) before income taxes of $5,711,108 to $(242,254) in 2015 from $5,468,854 in 2014. Of the 2015 income tax benefit, the estimated current tax expense was $412,651 and the estimated deferred tax benefit was $(703,697). Of the 2014 income tax provision, the current tax expense was $1,623,195 and deferred tax benefit was $(200,553). See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2015, Compared with Three Months Ended June 30, 2014

Net income decreased $2,040,193 (98%) to $31,316 in 2015 from $2,071,509 in 2014. The material changes in the results of operations, which caused the decrease in net income, are discussed below.

Operating Revenues. Revenues from crude oil and natural gas sales decreased $3,022,919 (59%) to $2,081,048 in 2015 from $5,103,967 in 2014. The $3,022,919 decrease is due to lower crude oil sales of $2,075,241; lower natural gas sales of $871,121; and a decrease in sales of miscellaneous products of $76,557.

The $2,075,241 decrease in crude oil sales was the result of a decrease in the volume of oil sold of 9,213 Bbls to 25,808 Bbls, for a negative volume variance of $881,776, and a decrease in the average price received of $46.24 per Bbl to $49.47, for a negative price variance of $1,193,465.

The $871,121 decrease in natural gas sales was the result of a decrease in the volume of gas sold of 47,421 MCF to 304,707 MCF, for a negative volume variance of $218,611, and a decrease in the average price of $2.14 per MCF to $2.47, for a negative price variance of $652,510.

Other operating revenues decreased $301,659 (73%) to $112,933 in 2015 from $414,592 in 2014. This decrease was due to a decrease in lease bonuses for minerals in various Oklahoma and Texas Counties of $301,659 to $112,293 in 2015 from $413,952 in 2014.

Production Expense. Production expense decreased $154,329 (19%) to $663,560 in 2015 from $817,889 in 2014. Lease operating expense and transportation and compression expense decreased $29,200 to $580,677 in 2015 from $609,877 in 2014. Production taxes decreased $125,129 to $82,883 in 2015 from $208,012 in 2014.

Exploration Costs. Total exploration expense decreased $356,306 (64%) to $203,600 in 2015 from $559,906 in 2014. Dry hole costs decreased $429,048 to $127,987 in 2015 from $557,035 in 2014. Geological and geophysical expense increased $72,742 to $75,613 in 2015 from $2,871 in 2014.

Other Income, Net. This line item decreased $121,823 (58%) to $89,534 in 2015 from $211,357 in 2014. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. Components with significant changes are discussed in the following paragraphs.

Other income decreased $83,361 (62%) to $50,225 in 2015 from $133,586 in 2014. Most of the decrease was due to $123,186 of class action lawsuit settlements in 2014 with no similar amounts in 2015. This decrease was offset by a $40,000 increase in other investment income to $50,000 in 2015 from $10,000 in 2014.

Income Tax Provision/(Benefit). Income tax provision decreased $855,431 to a tax benefit of $(110,736) in 2015 from a tax provision of $744,695 in 2014. See discussion above in “Item 2.” and Note 4 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2015.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended June 30, 2015, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 to April 30, 2015	96	$230	---	---
May 1 to May 31, 2015	3	$230	---	---
June 1 to June 30, 2015	21	$230	---	---
Total	120	$230	---	---

1The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by stockholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are exhibits to this Form 10-Q. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 12, 2015	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 12, 2015	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer