Form 10-Q
period 2015-09-30
RESERVE PETROLEUM CO
filed 2015-11-12
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☑

As of November 6, 2015, 158,508 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Derived from
		audited financial
		statements)
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,448,852	$15,203,558
Available-for-Sale Securities	6,653,795	6,654,303
Trading Securities	411,444	445,476
Refundable Income Taxes	306,186	154,393
Receivables	939,904	2,142,356
Prepaid Seismic	19,783	86,856
Total Current Assets	24,779,964	24,686,942
Investments:
Equity Investment	398,299	352,995
Other	676,856	672,416
Total Investments	1,075,155	1,025,411
Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,056,737	1,728,944
Proved Properties	53,290,822	53,110,630
Oil and Gas Properties, Gross	55,347,559	54,839,574
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	41,720,816	36,883,078
Oil and Gas Properties, Net	13,626,743	17,956,496
Other Property and Equipment, at Cost	392,919	440,284

Less – Accumulated Depreciation	238,317	329,429
Other Property and Equipment, Net	154,602	110,855
Total Property, Plant and Equipment	13,781,345	18,067,351
Other Assets	---	391,290
Total Assets	$39,636,464	$44,170,994

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Derived from
		audited financial
		statements)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$299,185	$819,010
Other Current Liabilities – Deferred Income Taxes and Other	177,023	263,234
Total Current Liabilities	476,208	1,082,244
Long-Term Liabilities:
Asset Retirement Obligation	1,690,499	1,645,597
Dividends Payable	1,455,342	1,451,635
Deferred Tax Liability, Net	1,923,294	3,249,291
Total Long-Term Liabilities	5,069,135	6,346,523
Total Liabilities	5,545,343	7,428,767

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	35,331,487	37,946,212
Stockholders’ Equity Before Treasury Stock	35,488,855	38,103,580

Less – Treasury Stock, at Cost	1,397,734	1,361,353
Total Stockholders’ Equity	34,091,121	36,742,227
Total Liabilities and Stockholders’ Equity	$39,636,464	$44,170,994

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015	2014
Operating Revenues:
Oil and Gas Sales		$1,921,724		$4,642,249	$6,155,720	$15,021,426
Lease Bonuses and Other		107,054		682,558	755,201	1,298,093
Total Operating Revenues		2,028,778		5,324,807	6,910,921	16,319,519
Operating Costs and Expenses:
Production		648,592		791,436	2,003,008	2,453,924
Exploration		10,856		(4,572)	364,606	1,212,804
Depreciation, Depletion, Amortization and Valuation Provisions		2,673,254		1,254,193	5,334,743	3,224,320
General, Administrative and Other		378,604		368,245	1,225,613	1,239,910
Total Operating Costs and Expenses		3,711,306		2,409,302	8,927,970	8,130,958
Income/(Loss) from Operations		(1,682,528)		2,915,505	(2,017,049)	8,188,561

Other Income/(Loss), Net		(22,892)		(60,055)	69,375	135,744
Income/(Loss) Before Provision for Income Taxes		(1,705,420)		2,855,450	(1,947,674)	8,324,305
Income Tax Provision/(Benefit):
Current		156,096		338,879	568,747	1,962,074
Deferred		(783,511)		408,643	(1,487,208)	208,090
Total Income Tax Provision/(Benefit)		(627,415)		747,522	(918,461)	2,170,164
Net Income/(Loss)		$(1,078,005)		$2,107,928	$(1,029,213)	$6,154,141
Per Share Data
Net Income/(Loss), Basic and Diluted		$(6.80)		$13.27	$(6.49)	$38.70

Cash Dividends Declared and/or Paid	$	---	$	---	$10.00	$20.00
Weighted Average Shares Outstanding, Basic and Diluted		158,519		158,841	158,579	159,024

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Net Cash Provided by Operating Activities	$3,928,621	$10,445,464
Cash Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(6,653,795)	(6,654,786)
Maturity of Available-for-Sale Securities	6,654,303	6,653,823
Proceeds from Disposal of Property, Plant and Equipment	28,625	21,832
Purchase of Property, Plant and Equipment	(1,532,053)	(3,527,021)
Cash Paid for Investments	(4,440)	(27,125)
Cash Distributions from Equity Investee	---	337,095
Cash Distribution from Other Investments	50,000	---
Cash Received from Life Insurance Policies	390,253	---
Net Cash Applied to Investing Activities	(1,067,107)	(3,196,182)
Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(1,579,839)	(3,051,808)
Purchase of Treasury Stock	(36,381)	(143,445)
Total Cash Applied to Financing Activities	(1,616,220)	(3,195,253)
Net Change in Cash and Cash Equivalents	1,245,294	4,054,029

Cash and Cash Equivalents, Beginning of Period	15,203,558	10,764,506
Cash and Cash Equivalents, End of Period	$16,448,852	$14,818,535

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

Note 2 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Realized and Unrealized Gain/(Loss) on Trading Securities	$(48,260)	$(72,718)	$(34,690)	$(78,701)
Gain on Asset Sales	18,638	4,633	24,774	20,501
Interest Income	2,694	3,820	9,005	13,629
Equity Earnings in Investee	10,164	9,155	45,304	66,265
Other Income	5,843	6,318	60,966	147,834
Interest and Other Expenses	(11,971)	(11,263)	(35,984)	(33,784)
Other Income/(Loss), Net	$(22,892)	$(60,055)	$69,375	$135,744

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

Excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, reduces estimated taxable income projected for any year. The federal excess percentage depletion estimates will be updated throughout the year until finalized with the detail well-by-well calculations at year-end. When a provision for income taxes is recorded, federal excess percentage depletion benefits decrease the effective tax rate. When a benefit for income taxes is recorded, federal excess percentage depletion benefits increase the effective tax rate. The benefit of federal excess percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2014	$1,645,597
Liabilities incurred for new wells (net of revisions)	22,432
Liabilities settled (wells sold or plugged)	(13,178)
Accretion expense	35,648
Balance at September 30, 2015	$1,690,499

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At September 30, 2015 and December 31, 2014, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2015
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2015	$	---	$6,653,795	$	---
Trading Securities:
Domestic Equities		273,295	---		---
International Equities		110,448	---		---
Others		27,701	---		---

	December 31, 2014
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for Sale Securities –
U.S. Treasury Bills Maturing in 2015	$	---	$6,654,303	$	---
Trading Securities:
Domestic Equities		183,168	---		---
International Equities		124,998	---		---
Others		137,310	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30 was $22,432 in 2015 and $48,246 in 2014 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses of $2,394,172 in the nine months ended September 30, 2015, with none for 2014, also represents non-recurring fair value expenses using the income approach and Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2015 and December 31, 2014, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated estimates of forward crude oil and natural gas prices. The assessment determined an impairment provision of $1,837,438 was needed for the three months ended September 30, 2015. No impairment was needed for the same period in 2014. For the nine months ended September 30, 2015, the assessment resulted in an impairment provision of $2,394,172. No impairment was needed for the same period in 2014. The impairment provisions for both periods in 2015 are principally the result of lower projected future prices for oil and gas. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2015, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $3,928,621 and cash provided by the maturities of available-for-sale securities of $6,654,303. Additional cash of $78,625 was provided by property dispositions and an investment distribution and $390,253 from two life insurance policies for total cash provided of $11,051,802. The Company utilized cash for the purchase of available-for-sale securities of $6,653,795; property additions of $1,532,053; investments activity of $4,440; and financing activities of $1,616,220 for total cash applied of $9,806,508. Cash and cash equivalents increased $1,245,294 to $16,448,852.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2014. A discussion of these items follows.

Trading securities decreased $34,032 (8%) from 445,476 to $411,444. The decrease was the result of a $26,649 decrease in the trading securities’ market value plus $7,383 of net loss from these securities.

Refundable income taxes increased $151,793 (98%) from $154,393 to $306,186. This increase was due primarily to the estimated tax payments of $720,500 for the nine months ended September 30, 2015, offset by the current income tax provision for the same period of $568,747.

Receivables declined $1,202,452 (56%) to $939,904 from $2,142,356. This decrease was due entirely to lower oil and gas sales receivables. Sales variances are discussed in the “Results of Operations” section below.

Accounts payable decreased $519,825 (63%) to $299,185 from $819,010. This decrease was primarily due to a decrease in drilling activity at September 30, 2015 versus December 31, 2014.

Deferred income taxes and other liabilities decreased $86,211 (33%) to $177,023 from $263,234 due to an increase of $75,000 in ad valorem tax accruals and a decrease of $161,211 in current deferred income taxes. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $3,928,621 in 2015, a decrease of $6,516,843 (62%) from the comparable period in 2014. The decrease was primarily due to decreased oil and gas sales revenue, partly offset by decreased production, exploration and current income tax expense for 2015 compared to 2014. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property, plant and equipment in 2015 was $1,532,053, a decrease of $1,994,968 (57%) from cash applied in 2014 of $3,527,021. In both 2015 and 2014, cash applied to property, plant and equipment additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

There were no cash distributions received from our equity investment in 2015 compared to $337,095 in 2014. The decrease was due to the 2014 distribution by Broadway Sixty-Eight, Ltd. of the profit from 2013 and 2014 sales of several small commercial office buildings. The office buildings were constructed by Broadway Sixty-Eight, Ltd. on some vacant land adjacent to the office building in which our corporate office is located. See Note 3 to the accompanying financial statements for additional information about this equity investment.

Cash applied to the payment of dividends in 2015 was $1,579,839, a decrease of $1,471,969 (48%) from cash applied in 2014 of $3,051,808. The decrease was due to a decrease in the dividends paid to $10.00 per share in 2015 from $20.00 per share in 2014.

Conclusion. The depressed oil and natural gas commodity prices continue to present many problems and hardships in the Oil and Gas Exploration & Development industry. However, during the first nine months of 2015, the Company has continued to generate positive operating cash flows at levels adequate to cover our operating, investment and financing cash needs. Management is unable to quantify the effect a continuation of the current depressed commodity prices will have on the Company. Operating results will be negatively impacted by the non-cash long-lived asset impairment write-downs required by the depressed commodity prices. However, management believes that with our current cash reserves the Company will not suffer any material adverse effects to its financial condition for the foreseeable future. Management is unaware of any additional material trends, demands, commitments, events or uncertainties that would impact liquidity and capital resources to the extent that the discussion presented in the 2014 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2015, Compared with Nine Months Ended September 30, 2014

Net income/(loss) decreased $7,183,354 (117%) to $(1,029,213) in 2015 from $6,154,141 in 2014. Net income/(loss) per share, basic and diluted, decreased $45.19 to $(6.49) in 2015 from $38.70 in 2014.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from crude oil and natural gas sales decreased $8,865,706 (59%) to $6,155,720 in 2015 from $15,021,426 in 2014. Of the $8,865,706 decrease, crude oil sales decreased $5,880,517; natural gas sales decreased $2,639,032; and miscellaneous oil and gas product sales decreased $346,157.

The $5,880,517 (61%) decrease in oil sales to $3,733,867 in 2015 from $9,614,384 in 2014 was the result of decreases in both the average price per barrel (Bbl) and the volume sold. The average price per Bbl decreased $46.94 to $45.86 per Bbl in 2015, resulting in a negative price variance of $3,822,213. The volume of oil sold decreased 22,180 Bbls to 81,418 Bbls in 2015, resulting in a negative volume variance of $2,058,304. The decrease in oil volumes sold was mostly due to production declines from older wells, offset partially by production of 11,406 Bbls from new wells in Oklahoma and Texas.

The $2,639,032 (54%) decrease in gas sales to $2,280,536 in 2015 from $4,919,568 in 2014 was the result of decreases in both the volume sold and the average price per thousand cubic feet (MCF). The volume of gas sold decreased 176,239 MCF to 877,034 MCF in 2015, for a negative volume variance of $823,036. The average price per MCF decreased $2.07 to $2.60 per MCF in 2015, resulting in a negative price variance of $1,815,996. The net decrease in gas volumes sold was due to 113,800 MCF of production from several new working and royalty interest wells, offset by a decline in sales from older properties.

Sales from the Robertson County, Texas royalty interest properties provided approximately 22% of the Company’s first nine months 2014 and 2015 gas sales volumes. See discussion on page 11 of the 2014 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $141,317 in 2015 as compared to $487,474 in 2014.

The Company received lease bonuses of $753,693 in the first nine months of 2015 for leases on its owned minerals compared to $1,296,650 in the first nine months of 2014.

In 2015, 97% of the lease bonuses were for leases on owned minerals, mostly in Major County, Oklahoma and the remainder were for owned minerals in Texas. In 2014, 95% of the lease bonuses were for leases on owned minerals, mostly in Lee and Burleson County, Texas and the remainder were for owned minerals in Oklahoma.

Operating Costs and Expenses. Operating costs and expenses increased $797,012 (10%) to $8,927,970 in 2015 from $8,130,958 in 2014. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs decreased $450,916 (18%) to $2,003,008 in 2015 from $2,453,924 in 2014. Lease operating expense and transportation and compression expense decreased $97,305 to $1,759,784 in 2015 from $1,857,089 in 2014. This decrease was primarily due to cost control measures implemented by the well operators. Production taxes decreased $353,611 to $243,224 in 2015 from $596,835 in 2014. This decrease was due to lower oil and natural gas sales revenue discussed above in “Operating Revenues.”

Exploration Costs. Total exploration expense decreased $848,198 (70%) to $364,606 in 2015 from $1,212,804 in 2014. The decrease is due to a decrease in both geological and geophysical expense and dry hole costs. Geological and geophysical expenses totaled $76,859 in 2015 as compared to $663,641 in 2014. Dry hole costs decreased $261,416 to $287,747 in 2015 from $549,163 in 2014.

The following is a summary as of October 28, 2015, updating both exploration and development activity from December 31, 2014, for the period ended September 30, 2015.

The Company participated with its 16% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $68,800.

The Company participated with its 8% working interest in the completion of a development well that was drilled in 2014 on a Woods County, Oklahoma prospect. The well is a commercial oil and gas producer.

The Company participated with its 10.5% working interest in the drilling of two exploratory wells on a Cimarron County, Oklahoma prospect. Both wells were completed as dry holes. No further drilling is planned on the prospect. Costs expensed to dry hole costs were $130,975. Leasehold impairment expense for the prospect was $120,675.

The Company participated with its 10.5% working interest in the completion of an exploratory well that was drilled in 2014 on a Logan County, Oklahoma prospect. The well is a marginal oil and gas producer. Capitalized costs for the period were $56,271.

The Company participated with its 10.5% working interest in the drilling of a development well on a Seminole County, Oklahoma prospect. A completion is in progress. The Company also participated in operations to plug back and repair a salt water disposal well that has been returned to service, and in the installation of submersible pumping equipment in another well that appears to be a marginal oil producer.

The Company participated with its 10.5% working interest in the drilling of three development wells on a Seminole County, Oklahoma prospect. Completions are in progress on all three wells. Capitalized costs for the period were $289,244.

The Company participated in the drilling of two exploratory wells on a Creek County, Oklahoma prospect. The first well was completed as a dry hole and the second as a marginal oil producer. The Company will participate in the drilling of an additional exploratory well starting in November or December 2015. Dry hole costs for the period were $28,801 and capitalized costs were $56,025.

The Company participated with its 8.4% interest in a 3-D seismic survey on a Thomas County, Kansas prospect. The Company also participated in the drilling of an exploratory well on the prospect that was completed as a dry hole, and in the acquisition of additional acreage. Additional 3-D seismic data will be acquired starting in November 2015. Costs expensed to dry hole costs were $28,972. Leasehold costs for the period were $10,225.

In April 2015, the Company purchased a 16% interest in 1,861 net acres of leasehold on a Chase County, Nebraska prospect for $40,191. The Company participated in the drilling of an exploratory well on the prospect that was completed as a commercial oil producer. Capitalized costs for the period were $104,085.

In July 2015, the Company purchased a 10.5% interest in 18,069.51 net acres of leasehold on a Thomas County, Kansas prospect for $218,189. A 3-D seismic survey of the prospect will be conducted starting in November or December 2015. After the seismic data has been acquired, processed and analyzed, decisions about exploratory drilling will be made.

In October 2015, the Company purchased a 14% interest in 1,280 net acres of leasehold and a producing well on a Hansford County, Texas prospect for $105,129. The acreage has been unitized and will be developed for waterflooding. Drilling will commence in December 2015.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). DD&A increased $2,110,423 (65%) to $5,334,743 in 2015 from $3,224,320 in 2014. All of the increase is due to long-lived asset impairment losses for 2015 of $2,394,172 with no impairment losses for the first nine months of 2014. See Note 7 to the accompanying financial statements for a description of the impairment loss calculation.

Other Income/(Loss), Net. This line item decreased $66,369 (49%) to $69,375 in 2015 from $135,744 in 2014. See Note 2 to the accompanying financial statements for an analysis of the components of this item.

Trading securities losses in 2015 were $(34,690) as compared to losses of $(78,701) in 2014, resulting in an increase in “Other Income” of $44,011. In 2015, the Company had unrealized losses of $(26,649) from adjusting securities, held at September 30, to estimated fair market value and net realized trading losses of $(8,041). In 2014, the Company had unrealized losses of $(109,604) and net realized trading gains of $30,903.

Income Tax Provision/(Benefit). Income taxes decreased $3,088,625 (142%) to a $(918,461) tax benefit in 2015 from a $2,170,164 tax provision in 2014. This decrease was due primarily to a $10,271,979 (123%) decrease in pretax income from $8,324,305 in 2014 to a pretax loss of $(1,947,674) for 2015. Of the 2015 income tax benefit, the estimated current tax provision was $568,747 and the estimated deferred tax benefit was $(1,487,208). Of the 2014 income tax provision, the estimated current and deferred tax expenses were $1,962,074 and $208,090, respectively. See Note 4 to the accompanying financial statements for a discussion of the provision for income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2015, Compared with Three Months Ended September 30, 2014

Net income/(loss) decreased $3,185,933 (151%) to $(1,078,005) in 2015 from $2,107,928 in 2014. The significant changes in the statements of operations are discussed below.

Operating Revenues. Revenues from oil and gas sales decreased $2,720,525 (59%) to $1,921,724 in 2015 from $4,642,249 in 2014. The decrease was the result of a decrease in gas sales of $833,715 (54%) to $706,855; a decrease in oil sales of $1,828,343 (61%) to $1,177,275; and a decrease in miscellaneous oil and gas product sales of $58,467 to $37,594.

The decrease in gas sales was the result of a decline in the average price of $2.10 per MCF to $2.52, for a negative price variance of $591,209, and a decrease in the volume of gas sold of 52,488 MCF to 280,953 MCF, for a negative volume variance of $242,506. See the “Results of Operations” section above for the nine months ended September 30, 2015 for additional discussion of gas sales variances.

The decrease in oil sales was the result of a decline in the average price received of $47.84 per Bbl to $43.12, for a negative price variance of $1,306,145, and a decrease in the volume of oil sold of 5,741 Bbls to 27,303 Bbls, for a negative volume variance of $522,198. See the “Results of Operations” section above for the nine months ended September 30, 2015 for additional discussion of the oil sales variances.

Other operating revenues decreased $575,504 (84%) to $107,054 for 2015, due to a decrease in lease bonuses.

Operating Costs and Expenses. Operating costs and expenses increased $1,302,004 (54%) to $3,711,306 in 2015 from $2,409,302 in 2014. The increase was the net result of a decrease in production costs of $142,844; an increase in exploration costs charged to expense of $15,428; an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $1,419,061; and an increase in general administrative and other expense (G&A) of $10,359. The significant changes in these line items are discussed below.

Production Costs. Production costs decreased $142,844 (18%) to $648,592 in 2015 from $791,436 in 2014. Most of the decrease is due to lower production tax expense for 2015 versus 2014, due to the decline in revenues from oil and gas sales discussed above in “Operating Revenues.” For more information about these changes, see the production costs discussion in the “Results of Operations” section above for the nine months ended September 30, 2015.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). DD&A increased $1,419,061 (113%) to $2,673,254 in 2015 from $1,254,193 in 2014. The primary reason for the increase was an impairment loss of $1,837,438 charged to operations in the quarter ending September 30, 2015 with no similar loss in 2014. See Note 7 to the accompanying financial statements for a description of the impairment loss calculation.

Other Income/(Loss), Net. See Note 2 to the accompanying financial statements for an analysis of the components of other income/(loss), net. In 2015, this line item increased $37,163 (62%) to loss of $(22,892) from loss of $(60,055) in 2014.

Trading securities losses in 2015 were $(48,260) compared to losses of $(72,718) in 2014. The losses were primarily unrealized.

Income Tax Provision/(Benefit). Income taxes decreased $1,374,937 (184%) to a $(627,415) tax benefit in 2015 from a $747,522 tax provision in 2014. The decrease was due to the decrease in income/(loss) before income taxes of $4,560,870 (160%) to $(1,705,420) in 2015 from $2,855,450 in 2014. Of the 2015 income tax benefit, the estimated current tax expense was $156,096 and the estimated deferred tax benefit was $(783,511). Of the 2014 income tax provision, the estimated current and deferred expenses were $338,879 and $408,643, respectively. See discussions above in the “Results of Operations” section and Note 4 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in the “Results of Operations” section above for the nine months ended September 30, 2015.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

During the quarter ended September 30, 2015, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 to July 31, 2015	9	$ 230	---	---
August 1 to August 31, 2015	4	$ 230	---	---
September 1 to September 30, 2015	4	$ 180	---	---
Total	17	$ 218	---	---

[1]The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by stockholders receiving small odd lot share quantities as the result of probate transfers.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 12, 2015	By:	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: November 12, 2015		/s/ James L. Tyler
James L. Tyler
Principal Financial Officer