Form 10-K
period 2015-12-31
RESERVE PETROLEUM CO
filed 2016-03-30
CIK 83350

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☑

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $35,184,758, as computed by reference to the last reported sale which was on June 29, 2015.

As of March 24, 2016, there were 158,188 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Shareholders to be held on May 24, 2016, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

Owned Mineral Property Management

The Company owns non-producing mineral interests in 256,362 gross acres equivalent to 88,314 net acres. These mineral interests are located in nine different states in the north and south central United States. A total of 81,181 (92%) net acres are located in the states of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration for the Company in our exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue has resulted from our owned mineral property management. In 2015, $1,969,058 (26%) of oil and gas sales was from royalty interests versus $4,715,113 (25%) in 2014. As a result of our mineral ownership, the Company had royalty interests in 17 gross (0.21 net) wells, which were drilled and completed as producing wells in 2015. This resulted in an average royalty interest of about 1.3% for these 17 new wells. The Company has very little control over the timing or extent of the operations conducted on our royalty interest properties. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests, which it owns; with a joint interest operator, we may participate in drilling additional wells on our producing leaseholds; or if our exploration program, discussed below, results in a successful exploratory well, we may participate in the drilling of additional wells on the exploratory prospect. In 2015, the Company participated in the drilling of 11 development wells with 6 wells (0.68 net), including the 5 wells in progress at the end of 2014, completed as producers, and 5 wells (0.52 net) in progress at the time of this Form 10-K.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2015, we participated in the drilling of 12 exploratory wells with 5 wells (0.61 net), including 3 wells in progress at the end of 2014, completed as producers; 7 wells (0.78 net) completed as dry holes.

For a summation of exploratory and development wells drilled in 2015 or planned for in 2016, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2014.”

Customers

In 2015, the Company had one customer whose total purchases were greater than 10% of revenues from oil and gas sales. Redland Resources, Inc. purchases were $2,035,400 or 27% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price. A minor amount of oil and gas sales are made under fixed price contracts having terms of more than one year.

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

The Company may be, directly and indirectly, subject to the effects of climate change and may, directly or indirectly, be affected by government laws and regulations related to climate change. We cannot predict with any degree of certainty what effect, if any, climate change and government laws and regulations related to climate change will have on the Company and our business, whether directly or indirectly. While we believe that it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on our business, we believe that those laws and regulations may affect, directly or indirectly, (i) the costs associated with drilling and production operations in which we participate; (ii) the demand for oil and natural gas; (iii) insurance premiums, deductibles and the availability of coverage; and (iv) the cost of utilities paid by the Company. In addition, climate change may increase the likelihood of property damage and the disruption of operations of wells in which we participate. As a result, our financial condition could be negatively impacted, but we are unable to determine at this time whether that impact would be material.

Other Business

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Equity Investments” and Item 8, Notes 2 and 7 to the accompanying financial statements for a discussion of other business including guarantees.

Employees

At December 31, 2015, the Company had nine employees, including officers. See the Proxy Statement for additional information. During 2015, all of our employees devoted a portion of their time to duties with affiliated companies, and we were reimbursed for the affiliates’ share of compensation directly from those companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Certain Relationships and Related Transactions” and Item 8, Note 12 to the accompanying financial statements for additional information.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.	PropertIES

The Company’s principal properties are oil and natural gas properties. We have interests in approximately 900 producing properties with 39% of them being working interest properties and the remaining 61% being royalty interest properties. About 80% of all properties are located in Oklahoma and Texas and account for approximately 73% of our annual oil and gas sales. About 16% of the properties are located in Arkansas, Kansas and South Dakota and account for approximately 25% of our annual oil and gas sales. The remaining 4% of these properties are located in Colorado and Montana and account for less than 2% of our annual oil and gas sales. No individual property provides more than 7% of our annual oil and gas sales. See discussion of revenues from Robertson County, Texas, royalty interest properties in Item 7, “Operating Revenues” for additional information about significant properties.

OIL AND NATURAL GAS OPERATIONS

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 30 for working interest reserve quantity information.

Since January 1, 2015, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2014 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2014. Those reserve estimates were identical.

Production

The average sales price of oil and gas production for the Company’s royalty and working interests, as well as the average working interest production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas, are presented in the table below for the years ended December 31, 2015, 2014 and 2013. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil Per Bbl	Gas Per MCF	Oil Per Bbl	Gas Per MCF	Cost per Equivalent MCF

2015	$47.57	$2.46	$43.09	$2.53	$1.93
2014	$90.62	$4.23	$86.34	$4.46	$1.83
2013	$93.73	$3.48	$90.17	$3.54	$1.73

At December 31, 2015, the Company had working interests in 214 gross (26.45 net) wells producing primarily gas and 229 gross (22.27 net) wells producing primarily oil. These interests were in 85,249 gross (9,744 net) producing acres. These wells include 50 gross (1.29 net) wells associated with secondary recovery projects.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2015.

	Acreage
	Gross	Net

Non-producing Mineral Interests	256,362	88,314
Undeveloped Leaseholds	72,162	8,750

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2013 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. Net exploratory and development totals for 2015 include the 9 wells still drilling at the end of 2014. As indicated in the “Development Program” on Page 3 and “Exploration Program” on Page 4, 5 development wells were still in process at the time of this Form 10-K.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry

2015	0.61	0.78	0.68	---
2014	0.73	0.41	2.80	---
2013	1.21	0.75	4.24	---

Recent Activities

See Item 7, under the subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2014” for a summary of recent activities related to oil and natural gas operations.

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

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid
03/31/14	$410	$378
06/30/14	$455	$400
09/30/14	$455	$405
12/31/14	$432	$355
03/31/15	$395	$340
06/30/15	$375	$330
09/30/15	$338	$241
12/31/15	$271	$218

There was limited public trading in the Company’s common stock in 2015 and 2014. There were 10 brokered trades appearing in the Company’s transfer ledger for 2015 and 44 in 2014.

At March 18, 2016, the Company had approximately 1,760 record holders of its common stock. The Company paid dividends on its common stock in the amount of $10.00 per share in the second quarter of 2015 and $20.00 per share in the second quarter of 2014. See the “Financing Activities” section of Item 7 below for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2016, if any, with the Board of Directors for its approval.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1 to October 31, 2015	5	$230	---	---
November 1 to November 30, 2015	17	$180	---	---
December 1 to December 31, 2015	33	$190	---	---
Total	55	$191	---	---

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

Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include, but are not limited to, the following:

●

The Company’s future operating results will depend upon management’s ability to employ and retain quality employees, generate revenues, and control expenses. Any decline in operating revenues, without corresponding reduction in operating expenses, could have a material adverse effect on our business, results of operations, and financial condition.

●

The Company has no significant long-term sales contracts for either oil or gas. For the most part, the price we receive for our product is based upon the spot market price, which in the past has experienced significant fluctuations. Management anticipates price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant uncertainty.

●

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

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the filing date of this Form 10-K. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2016 and any Current Reports on Form 8-K filed by the Company.

Critical Accounting Estimates

●

Estimates of future revenues from oil and gas sales are derived from a combination of factors which are subject to significant fluctuation over any given period of time. Reserve estimates, by their nature, are subject to revision in the short-term. The evaluating engineer considers production performance data, reservoir data, and geological data available to the Company, as well as makes estimates of production costs, sale prices, and the time period the property can be produced at a profit. A change in any of the above factors can significantly change the timing and amount of net revenues from a property. The Company’s producing properties are composed of many small working interest and royalty interest properties. As a non-operating owner, we have limited access to the underlying data from which working interest reserve estimates are calculated, and estimates of royalty interest reserves are not made because the information required for the estimation is not available to the Company. While reserve estimates are not accounting estimates, they are the basis for impairment, depreciation, depletion, and amortization described below. Additionally, the estimated economic life for each producing property from the reserve estimates is used in the calculation of asset retirement obligations.

●

The provisions for depreciation, depletion, and amortization of oil and gas properties all constitute critical accounting estimates. Non-producing leaseholds are amortized over the life of the leases using a straight line method; however, when leases are impaired or condemned, an appropriate adjustment to the provision is made at that time.

●

The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant, unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment.

●

Depletion and depreciation of oil and gas properties are computed using the units-of-production method. A significant, unanticipated change in volume of production or estimated reserves would result in a material, unexpected change in the estimated depletion and depreciation provisions.

●

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

●

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

●

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

Robert T. McLain and Jerry Crow, directors of the Company, are directors of Mesquite and Mid-American. Kyle McLain, Cameron R. McLain and John McLain are brothers and directors of the Company. Kyle McLain and Cameron McLain each own more than 5% of the common stock of the Company and are officers. Kyle McLain and Cameron McLain are officers and directors of Mesquite and Mid-American. Robert T. McLain owns an approximate 33% interest in LLTD. Robert T. McLain and John McLain are not employees of any of the above entities and devote only a small amount of time conducting their business.

The above named officers, directors, and employees as a group beneficially own approximately 27% of the common stock of the Company, approximately 15% of the common stock of Mesquite, and approximately 5% of the common stock of Mid-American. These three corporations each, have only one class of stock outstanding. See Item 8, Note 12 to the accompanying financial statements for additional disclosures regarding these relationships.

EQUITY INVESTMENTS

The Company had a 33% partnership interest in Broadway Sixty-Eight, Ltd. (the “Partnership”) in 2014 and 2015, which it accounted for on the equity method. In using the equity method, the Company records the original investment in an entity as an asset and adjusts the asset balance for the Company’s share of any income or loss, as well as any additional contributions to or distributions from the entity. The Company does not have actual or effective control of the Partnership. The management of the Partnership could, at any time, make decisions in their own best interests that could affect the Company’s net income or the value of the Company’s investment.

The Partnership has an indemnity agreement under which the Company is contingently liable. See Item 8, Note 7 to the accompanying financial statements for related disclosures and additional information regarding Broadway Sixty-Eight, Ltd.

The Company’s Equity Investments also include a 47% ownership in Grand Woods Development, LLC (the “LLC”) an Oklahoma limited liability company acquired in November 2015. The LLC owns approximately 26.3 acres of undeveloped real estate in northeast Oklahoma City, and has entered into a contract to sell all of the real estate with a developer that is scheduled to close by March 31, 2016. The Company has guaranteed a loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage.

LIQUIDITY AND CAPITAL RESOURCES

To supplement the following discussion, please refer to the Balance Sheets and the Statements of Cash Flows included in this Form 10-K.

In 2015, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available-for-sale securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available-for-sale securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. All of the available-for-sale securities are U.S. Treasury Bills.

In 2015, net cash provided by operating activities was $5,425,939. Sales (including lease bonuses), net of production costs, general and administrative costs and income taxes paid were $4,926,433, which accounted for 91% of net cash provided by operations. The remaining components provided 10% of cash flow. In 2015, net cash applied to investing activities was $5,017,556. In 2015, dividend payments and treasury stock purchases totaled $1,674,726 and accounted for all of the cash applied to financing activities..

Other than cash and cash equivalents, other significant changes in working capital include the following:

Trading securities decreased $34,752 (8%) to $410,724 in 2015 from $445,476 in 2014. The net decrease is due to $67,643 in unrealized losses, which represent the change in the fair value of the securities from their original cost, offset by $32,891 of 2015 income.

Refundable income taxes increased $333,659 (216%) to $488,052 in 2015 from $154,393 in 2014.

Receivables decreased $1,497,488 (70%) to $644,868 in 2015 from $2,142,356 in 2014. The decrease was due primarily to the use of lower product prices for oil sales accrual estimates for year-end 2015 compared to 2014. Additional information about oil sales for 2015 is included in the “Results of Operations” section that follows.

Accounts payable decreased $593,362 (72%) to $225,648 in 2015 from $819,010 in 2014. This decrease was primarily due to decreased drilling activity due to low oil and gas prices.

Deferred income taxes and other accrued liabilities decreased $224,741 (85%) to $38,493 in 2015 from $263,234 in 2014.

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2015 and 2014. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

As noted above, net cash flows provided by operating activities in 2015 were $5,425,939, which, when compared to the $14,591,253 provided in 2014, represents a net decrease of $9,165,314 or 63%. The decrease was mostly due to a decrease in oil and gas sales cash flows of $10,235,921, decreased lease bonus cash flows of $1,283,578 and $254,595 decrease in cash distributions from our equity investment in Broadway Sixty-Eight, Ltd. These were offset by a decrease in production costs of $729,782, taxes of $1,586,371 and an increase of $391,290 received from an insurance policy. Additional discussion of the more significant items follows.

Discussion of Selected Material Line Items Resulting in a Decrease in Cash Flows. The $10,235,921 (53%) decrease in cash received from oil and gas sales to $9,139,958 in 2015 from $19,375,879 in 2014 was the result of a decrease in both oil and gas sales volumes and prices. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash received for lease bonuses decreased $1,283,578 (61%) to $809,980 in 2015 from $2,093,558 in 2014.

The 2015 cash distribution from our equity investment in Broadway Sixty-Eight, Ltd., of $82,500 was primarily for our share of operating profits. The 2014 cash distribution of $337,095 included our share of operating profits plus the profits from the construction and sale of several small office buildings on some land adjacent to our current office building. See Item 8, Note 7 to the accompanying financial statements for additional information regarding Broadway Sixty-Eight, Ltd.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows. Cash paid for production costs decreased $729,782 (22%) to $2,664,013 in 2015 from $3,393,795 in 2014. This decrease was due to lower lease operating expense of $261,143 and lower production taxes of $468,639 as a result of the decrease in oil and gas sales discussed above.

Cash paid for estimated income taxes decreased $1,586,371 (69%) to $720,544 in 2015 from $2,306,915 in 2014. The lower payments were mostly due to lower net income and current taxable income in 2015.

Investing Activities

Net cash applied to investing activities decreased $1,869,875 (27%) to $5,017,556 in 2015 from $6,887,431 in 2014. This $1,869,875 decrease was due primarily to a $4,207,890 decrease in cash applied to exploration and development expenditures. See the “Exploration and Development Costs” section in the “Results of Operations” section below for more information. This decline in cash applied to exploration and development expenditures and other investments was partially offset by the $1,986,758 purchase of additional available-for-sale securities as a result of the rising short-term interest rates and a $329,815 increase in purchases of equity and other investments. The 2015 purchases include a $656,000 equity investment in Grand Woods Development, LLC. See Item 8, Note 7 to the accompanying financial statements for additional information regarding Grand Woods Development, LLC.

Financing Activities

Cash applied to financing activities decreased $1,590,044 (49%) to 1,674,726 in 2015 from $3,264,770 in 2014. Cash applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2015, cash dividends paid on common stock amounted to $1,627,930 as compared to $3,097,246 in 2014. Dividends of $10.00 per share were paid in 2015 and $20.00 per share in 2014. Cash applied to purchase treasury stock decreased $120,728 to $46,796 in 2015 from $167,524 in 2014.

Forward-Looking Summary

The Company’s latest estimate of business to be done in 2016 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources, including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company’s risk parameters become available or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

RESULTS OF OPERATIONS

As disclosed in the Statements of Operations in Item 8 of this Form 10-K, in 2015 the Company had a net loss of ($1,885,332) as compared to net income of $6,762,875 in 2014. Net income/(loss) per share, basic and diluted, was ($11.89) in 2015, a decrease of $54.44 per share from $42.55 in 2014. Material line item changes in the Statements of Operations will be discussed in the following paragraphs.

Operating Revenues

Operating revenues decreased $12,716,826 (60%) to $8,450,986 in 2015 from $21,167,812 in 2014. Oil and gas sales decreased $11,433,248 (60%) to $7,641,006 in 2015 from $19,074,254 in 2014. Lease bonuses and other revenues decreased $1,283,578 (61%) to $809,980 in 2015 from $2,093,558 in 2014. This decrease was the indirect result of the declining oil and gas prices. The decrease in oil and gas sales is discussed in the following paragraphs.

The $11,433,248 decrease in oil and gas sales was the net result of a $3,643,150 decrease in gas sales, a $7,347,723 decrease in oil sales and a $442,375 decrease in miscellaneous oil and gas product sales. The following price and volume analysis is presented to explain the changes in oil and gas sales from 2015 to 2014. Miscellaneous oil and gas product sales of $179,378 in 2015 and $621,753 in 2014 are not included in the analysis.

		Variance
Production	2015	Price	Volume	2014
Gas –
MCF (000 omitted)	1,119		(352)	1,471
$ (000 omitted)	$2,810	$(2,101)	$(1,542)	$6,453
Unit Price	$2.51	$1.88		$4.39

Oil –
Bbls (000 omitted)	106		(32)	138
$ (000 omitted)	$4,652	$(4,568)	$(2,779)	$11,999
Unit Price	$44.00	$43.21		$87.21

The $3,643,150 (56%) decrease in natural gas sales to $2,810,121 in 2015 from $6,453,271 in 2014 was the result of a decrease in both gas sales volumes and the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales decreased $1.88 per MCF to $2.51 in 2015 from $4.39 per MCF in 2014, resulting in a negative gas price variance of $2,100,628. A negative volume variance of $1,542,522 was the result of a decrease in natural gas volumes sold of 351,372 MCF to 1,119,192 MCF in 2015 from 1,470,564 MCF in 2014. The decrease in the volume of gas production was the net result of new 2015 production of about 34,000 MCF, offset by a decline of about 385,000 MCF in production from previous wells. About 90,000 MCF (23%) of this decline is from working interest wells in Van Buren County, Arkansas. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were adequate to replace working interest reserves produced in 2014 but not in 2015.

The gas production for 2014 and 2015 includes production from about 100 royalty interest properties drilled by various operators in Robertson County, Texas. These properties accounted for approximately 304,000 MCF and $1,258,000 of the 2014 gas sales and approximately 244,000 MCF and $621,000 of the 2015 gas sales. These properties accounted for about 20% of the Company’s gas revenues in both years. The Company has no control over the timing of future drilling on the acreage in which we hold mineral interests.

The $7,347,723 (61%) decrease in crude oil sales to $4,651,507 in 2015 from $11,999,230 in 2014 was the result of a decrease in both the average price per barrel (Bbl) and the oil sales volumes. The average price received per Bbl of oil decreased $43.21 to $44.00 in 2015 from $87.21 in 2014, resulting in a negative oil price variance of $4,568,388. A decline in oil sales volumes of 31,869 Bbls to 105,716 Bbls in 2015 from 137,585 Bbls in 2014 resulted in a negative volume variance of $2,779,335. The decrease in the oil volume production was the net result of new 2015 production of about 10,000 Bbls, offset by a 41,900 Bbl decline in production from previous wells. Of the new 2015 production, approximately 3,500 Bbls (35%) was from new working interest wells in Woods County, Oklahoma. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were not adequate to replace working interest reserves produced in 2015 or 2014.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses decreased $544,278 (4%) to $11,917,416 in 2015 from $12,461,694 in 2014, primarily due to a decrease in production and exploration expense. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs decreased $776,768 (23%) to $2,601,044 in 2015 from $3,377,812 in 2014. The decrease was primarily the result of a $468,639 (60%) decrease in gross production tax to $310,921 in 2015 from $779,560 in 2014 and a decrease in lease operating expense of $215,374 (11%) to $1,788,733 in 2015 from $2,004,107 in 2014. Of the decrease in lease operating expense, $260,883 was the result of decreased expenses for existing wells offset by $45,509 of expenses for new wells. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration and Development Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $1,467,772 in 2015 and $6,350,095 in 2014. See Item 8, Note 8 to the accompanying financial statements for a breakdown of these costs. Exploration costs charged to operations were $584,705 in 2015 and $1,284,483 in 2014, inclusive of unsuccessful exploratory well costs of $374,066 in 2015 and $598,900 in 2014, and geological and geophysical costs of $210,639 in 2015 and $685,583 in 2014.

Update of Oil and Gas Exploration and Development Activity from December 31, 2014. For the year ended December 31, 2015, the Company participated in the drilling of 12 gross exploratory and 11 gross development working interest wells with working interests ranging from a high of 16% to a low of 8%. Of the 12 exploratory wells, 5 were completed as producing wells and 7 as dry holes. Of the 11 development wells, 6 were completed as producing wells and 5 were in progress. In management’s opinion, the exploratory drilling summarized above has produced some possible development drilling opportunities.

The following is a summary as of March 7, 2016, updating both exploration and development activity from December 31, 2014, for the period ended December 31, 2015.

The Company participated with its 16% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $68,293.

The Company participated with an 8% working interest in the completion of a development well that was drilled in 2014 on a Woods County, Oklahoma prospect. The well is a commercial oil and gas producer.

The Company participated with 10.3% and 10.7% working interests in the drilling of two development wells on a Woods County, Oklahoma prospect. Completions are in progress on both wells. Capitalized costs for the period were $71,264.

The Company participated with its 10.5% working interest in the drilling of two exploratory wells on a Cimarron County, Oklahoma prospect. Both wells were completed as dry holes. No further drilling is planned on the prospect. Costs expensed to dry hole costs were $132,554. Leasehold impairment expense for the prospect was $120,675.

The Company participated with its 10.5% working interest in the completion of an exploratory well that was drilled in 2014 on a Logan County, Oklahoma prospect. The well is a marginal oil and gas producer. Capitalized costs for the period were $60,435.

The Company participated with its 10.5% working interest in the drilling of a development well on a Seminole County, Oklahoma prospect. The well has been completed and is being tested. The Company also participated in operations to plug back and repair a salt water disposal well that has been returned to service, and in the installation of submersible pumping equipment in another well that is now a commercial oil producer.

The Company participated with its 10.5% working interest in the drilling of three development wells on a Seminole County, Oklahoma prospect. One well has been completed and tested and appears to be noncommercial. Another has been completed and is being tested, and the third is awaiting the installation of pumping equipment. Capitalized costs for the period were $289,244.

The Company participated in the drilling of three exploratory wells on a Creek County, Oklahoma prospect. Two of these wells were completed as dry holes and the other as a marginal oil producer. Dry hole costs for the period were $56,052 and capitalized costs were $53,590.

The Company participated with its 8.4% interest in a 3-D seismic survey on a Thomas County, Kansas prospect. The Company also participated in the drilling of an exploratory well on the prospect that was completed as a dry hole, and in the acquisition of additional acreage. Additional 3-D seismic data has been acquired and is being processed. Costs expensed to dry hole costs were $29,259. Leasehold costs for the period were $15,023 and seismic costs were $19,783.

In April 2015, the Company purchased a 16% interest in 1,861 net acres of leasehold on a Chase County, Nebraska prospect for $40,191. The Company participated in the drilling of an exploratory well on the prospect that was completed as a commercial oil producer and in the drilling of a step-out well that is awaiting completion. Capitalized costs for the period were $147,309.

In July 2015, the Company purchased a 10.5% interest in 18,069.51 net acres of leasehold on a Thomas County, Kansas prospect for $218,189. A 3-D seismic survey of the prospect has been conducted and the data is being processed. After processing and analysis, decisions about exploratory drilling will be made. Seismic costs for the period were $106,718.

In October 2015, the Company purchased a 14% interest in 1,280 net acres of leasehold and a producing well on a Hansford County, Texas prospect for $108,385. The acreage has been unitized and will be developed for waterflooding. Development plans have been delayed by low oil prices, but drilling should commence sometime in 2016.

In November 2015, the Company purchased a 16% interest in 320 net acres of leasehold on two Kingman County, Kansas prospects for $5,120. The Company participated in the re-entry and washdown of an old dry hole on each prospect. Completion attempts on both wells were unsuccessful and both will be plugged. Dry hole costs for the period were $40,683.

In February 2016, the Company purchased a 16% interest in 12,252.36 net acres of leasehold on a Chase County, Nebraska prospect for $151,929 and paid $88,704 in seismic costs. A 3-D seismic survey of the prospect will be conducted starting in March 2016.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major DD&A components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $329,871 in 2015 and $310,413 in 2014. Of the 2015 provision, $301,052 was due to the annual amortization of undeveloped leaseholds and $28,819 was due to specific leasehold impairments. The 2014 provision was due to the annual amortization of undeveloped leaseholds of $190,407 and specific leasehold impairments of $120,006.

As discussed in Item 8, Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. Those assets meeting the first criterion are adjusted to estimated fair value. Evaluation for impairment was performed in both 2015 and 2014. The 2015 impairment loss was $3,726,267 and the 2014 impairment loss was $1,928,548. The $1,797,719 increase in impairments in 2015 was mainly due to the decline in oil and natural gas prices.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. In 2014, approximately 17% of the working interest wells in which the Company participated were horizontal wells. In 2015, the Company did not participate in any horizontal working interest wells. A horizontal well may cost five to eight times as much as a vertically drilled well. In addition, horizontal wells’ initial production rates tend to be greater and their production decline rates are usually higher than in vertical wells. The larger investment in the costlier horizontal wells and the increased production rates result in an increase in depreciation expense. The provision for depletion and depreciation declined $854,022 (22%) to $3,003,193 in 2015 from $3,857,215 in 2014. This decrease is due to the reasons discussed above. The provision also includes $135,088 for 2015 and $90,151 for 2014 for the amortization of the Asset Retirement Costs. See Item 8, Note 2 to the accompanying financial statements for additional information regarding the Asset Retirement Obligation.

Other Income, Net. See Item 8, Note 11 to the accompanying financial statements for an analysis of the components of this line item for 2015 and 2014. Other income, net decreased $37,136 (35%) to $70,278 in 2015 from $107,414 in 2014. The line items responsible for this net decrease are described below.

Net realized and unrealized gain (loss) on trading securities increased $106,781 to a net loss of ($35,741) in 2015 from a net loss of ($142,522) in 2014. Realized gains or losses result when a trading security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in trading securities owned at the reporting date to estimated fair value. In 2015, the Company had realized gains of $31,902 and unrealized losses of $67,643. In 2014, the Company had realized gains of $58,192 and unrealized losses of $200,714.

Income from investments increased $40,000 to $60,000 in 2015 from $20,000 in 2014.

Interest and other expenses increased $2,999 to $48,047 in 2015 from $45,048 in 2014. The increase was due primarily to a $2,929 increase in the accretion expense to $47,531 in 2015 from $44,602 in 2014.

Gains on asset sales decreased $51,202 to $68,487 in 2015 from $119,689. The gains in 2014 included a sale of approximately $99,000 for some non-producing leasehold that had been fully amortized. There were no similar sales in 2015.

Interest income decreased $3,824 to $13,353 in 2015 from $17,177 in 2014. This decrease was the net result of a decline in the average interest rate, partially offset by an increase in the average balance of cash equivalents and average balance of available-for-sale securities from which most of the interest income is derived. The average interest rate declined from 0.14% in 2014 to 0.11% in 2015. The average balance outstanding increased $9,082 to $11,850,477 in 2015 from $11,841,395 in 2014.

Class action settlements declined $125,585 to $5,593 in 2015 from $131,178 in 2014.

Provision for Income Taxes. See Item 8, Note 6 to the accompanying financial statements for an analysis of the various components of income taxes. In 2015, the Company had an estimated income tax benefit of $1,472,545 as the result of a current tax provision of $386,886, offset by a deferred tax benefit of $1,859,431. In 2014, the Company had an estimated provision for income taxes of $2,117,241 as the result of a current tax provision of $2,489,141, partially offset by a deferred tax benefit of $371,900.

ITEM 7A.	QUANTITATIVE AND QUALiTATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Oklahoma City, Oklahoma

March 30, 2016

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

ASSETS

	December 31,
	2015	2014
Current Assets:
Cash and Cash Equivalents (Note 2)	$13,937,215	$15,203,558
Available-for-Sale Securities (Notes 2 & 5)	8,642,053	6,654,303
Trading Securities (Notes 2 & 5)	410,724	445,476
Refundable Income Taxes	488,052	154,393
Receivables (Note 2)	644,868	2,142,356
Prepaid Seismic	---	86,856
Total Current Assets	24,122,912	24,686,942

Investments:
Equity Investments (Notes 2 & 7)	964,770	352,995
Other, at cost	876,856	672,416
Total Investments	1,841,626	1,025,411

Property, Plant and Equipment (Notes 2, 8 & 10):
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,874,283	1,728,944
Proved Properties	52,735,721	53,110,630
Oil and Gas Properties, Gross	54,610,004	54,839,574

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	42,535,199	36,883,078
Oil and Gas Properties, Net	12,074,805	17,956,496
Other Property and Equipment, at Cost	392,918	440,284

Less – Accumulated Depreciation	244,362	329,429
Other Property and Equipment, Net	148,556	110,855
Total Property, Plant and Equipment	12,223,361	18,067,351
Other Assets	---	391,290
Total Assets	$38,187,899	$44,170,994

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2015	2014
Current Liabilities:
Accounts Payable	$225,648	$819,010
Other Current Liabilities – Deferred Income Taxes and Other	38,493	263,234
Total Current Liabilities	264,141	1,082,244

Long-Term Liabilities:
Asset Retirement Obligation (Note 2)	1,677,328	1,645,597
Dividends Payable (Note 3)	1,407,959	1,451,635
Deferred Tax Liability, Net (Note 6)	1,613,883	3,249,291
Total Long-Term Liabilities	4,699,170	6,346,523
Total Liabilities	4,963,311	7,428,767

Commitments and Contingencies (Notes 2 & 7)

Stockholders’ Equity (Notes 3 & 4):
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,475,369	37,946,212
Stockholders’ Equity Before Treasury Stock	34,632,737	38,103,580

Less – Treasury Stock, at Cost	1,408,149	1,361,353
Total Stockholders’ Equity	33,224,588	36,742,227
Total Liabilities and Stockholders’ Equity	$38,187,899	$44,170,994

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Operating Revenues:
Oil and Gas Sales	$7,641,006	$19,074,254
Lease Bonuses and Other	809,980	2,093,558
Total Operating Revenues	8,450,986	21,167,812

Operating Costs and Expenses:
Production	2,601,044	3,377,812
Exploration	584,705	1,284,483
Depreciation, Depletion, Amortization and Valuation Provisions (Note 10)	7,091,552	6,134,859
General, Administrative and Other	1,640,115	1,664,540
Total Operating Costs and Expenses	11,917,416	12,461,694
Income/(Loss) from Operations	(3,466,430)	8,706,118
Equity Income in Investees (Note 7)	38,275	66,584
Other Income, Net (Note 11)	70,278	107,414
Income/(Loss) Before Income Taxes	(3,357,877)	8,880,116
Provision/(Benefit) for Income Taxes (Notes 2 & 6)	(1,472,545)	2,117,241
Net Income/(Loss)	$(1,885,332)	$6,762,875

Per Share Data (Note 2):
Net Income/(Loss), Basic and Diluted	$(11.89)	$42.55
Cash Dividends	$10.00	$20.00
Weighted Average Shares Outstanding, Basic and Diluted	158,557	158,945

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2013	$92,368	$65,000	$34,363,292	$(1,193,829)	$33,326,831

Net Income	---	---	6,762,875	---	6,762,875
Dividends Declared	---	---	(3,179,955)	---	(3,179,955)
Purchase of Treasury Stock	---	---	---	(167,524)	(167,524)

Balance at December 31, 2014	92,368	65,000	37,946,212	(1,361,353)	36,742,227

Net Loss	---	---	(1,885,332)	---	(1,885,332)
Dividends Declared	---	---	(1,585,511)	---	(1,585,511)
Purchase of Treasury Stock	---	---	---	(46,796)	(46,796)

Balance at December 31, 2015	$92,368	$65,000	$34,475,369	$(1,408,149)	$33,224,588

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash from Operating Activities:
Cash Received –
Oil and Gas Sales	$9,139,958	$19,375,879
Lease Bonuses and Other	809,980	2,093,558
Sale of Trading Securities	561,844	1,084,612
Interest Received	14,995	21,440
Agricultural Rentals and Other	11,193	136,778
Dividends Received on Trading Securities	1,032	1,340
Cash Distributions from Equity Investment	82,500	337,095
Cash from Life Insurance Policy Benefits	391,290	---
Cash Paid –
Production Costs	(2,664,013)	(3,393,795)
General Suppliers, Employees and Taxes, Other than Income Taxes	(1,638,948)	(1,672,390)
Purchase of Trading Securities	(562,832)	(1,085,903)
Income Taxes Paid, Net	(720,544)	(2,306,915)
Farm Expense	(516)	(446)
Net Cash Provided by Operating Activities	5,425,939	14,591,253

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Securities	13,308,097	13,308,610
Purchase of Available-for-Sale Securities	(15,295,847)	(13,309,089)
Proceeds from Disposal of Property, Plant and Equipment	70,981	131,810
Purchase of Property, Plant and Equipment	(2,300,347)	(6,508,237)
Cash Distributions from Other Investments	60,000	20,100
Purchase of Equity and Other Investments	(860,440)	(530,625)
Net Cash Applied to Investing Activities	(5,017,556)	(6,887,431)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	$(1,627,930)	$(3,097,246)
Purchase of Treasury Stock	(46,796)	(167,524)
Total Cash Applied to Financing Activities	(1,674,726)	(3,264,770)

Net Change in Cash and Cash Equivalents	(1,266,343)	4,439,052

Cash and Cash Equivalents at Beginning of Year	15,203,558	10,764,506
Cash and Cash Equivalents at End of Year	$13,937,215	$15,203,558

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income/(Loss)	$(1,885,332)	$6,762,875
Net Income/(Loss) Increased (Decreased) by Net Change in –
Net Unrealized Holding Losses on Trading Securities	67,643	200,714
Accounts Receivable	1,499,203	302,851
Interest and Dividends Receivable	(1,715)	3,840
Refundable Income Taxes	(333,659)	182,226
Accounts Payable	(54,408)	(48,731)
Trading Securities	(32,891)	(59,482)
Other Assets	---	(14,308)
Deferred Taxes	(1,859,431)	(371,900)
Other Liabilities	46,814	43,368
Income from Equity and Other Investments	(98,275)	(86,584)
Cash Distribution from Equity Investment	82,500	337,095
Cash from Life Insurance Policy Benefits	391,290	---
Exploratory Costs	355,780	1,320,999
Disposition of Property, Plant and Equipment	156,868	(116,569)
Depreciation, Depletion, Amortization and Valuation Provisions	7,091,552	6,134,859
Net Cash Provided by Operating Activities	$5,425,939	$14,591,253

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

Unrealized gains and losses on available-for-sale securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the financial statements. There are no significant cumulative unrealized gains or losses on available-for-sale securities as of December 31, 2015 or 2014.

Equity Investments:

The Company accounts for its non-marketable investment in partnerships on the equity basis. See Note 7 for additional information.

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

Other property and equipment are depreciated on the straight-line, declining-balance, or other accelerated methods as appropriate.

The following estimated useful lives are used for the different types of property:

Office furniture and fixtures (in years)	5	to	10
Automotive equipment (in years)	5	to	8

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present. The Company uses its oil and gas reserve reports to test each producing property for impairment quarterly. See Note 10 for discussion of impairment losses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The federal income tax returns for 2012, 2013 and 2014 are subject to examination.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2015 and 2014, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas, and South Dakota. The Company had one purchaser in 2015 whose purchases were 27% of total oil and gas sales, compared to two in 2014 with 35% of total sales.

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

Gas Balancing

Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold. A liability is recorded when the Company’s excess takes of natural gas volumes exceed our estimated remaining recoverable reserves (over-produced). No receivables are recorded for those wells where the Company has taken less than our ownership share of gas production (under-produced).

Guarantees

At the inception of a guarantee or subsequent modification, the Company records a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company records a liability for its obligations when it becomes probable that the Company will have to perform under the guarantee. The Company has issued guarantees associated with the Company’s equity investments.

Asset Retirement Obligation

The Company records the fair value of its estimated liability to retire its oil and natural gas producing properties in the period in which it is incurred (typically the date of first sales). The estimated liability is calculated by obtaining current estimated plugging costs from the well operators, inflating it over the life of the property and discounting the estimated obligation to its present value. Current year inflation rate used is 4.08%. When the liability is first recorded, a corresponding increase in the carrying amount of the related long-lived asset is also recorded. Subsequently, the asset is amortized to expense over the life of the property and the liability is increased annually for the change in its present value, which is currently 3.25%.

The following table summarizes the asset retirement obligation for 2015 and 2014:

	2015	2014
Beginning balance at January 1	$1,645,597	$1,510,864
Liabilities incurred	49,275	93,526
Liabilities settled (wells sold or plugged)	(17,214)	(6,251)
Accretion expense	47,531	44,602
Revision to estimate	(47,861)	2,856
Ending balance at December 31	$1,677,328	$1,645,597

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. Generally Accepted Accounting Principles (“GAAP”) under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 (as amended) is effective for the Company beginning January 1, 2018. The new standard allows application either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the adoption method and the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” which simplifies the presentation of deferred income taxes in a classified balance sheet. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. ASU 2015-17 amends current GAAP to require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect this new guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” with new lease accounting guidance. Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. ASU 2016-02 is effective for the Company beginning after December 15, 2018, including interim periods within those fiscal years. The Company currently has no capital or operating leases. Accordingly, we do not expect this new guidance to have any impact on the Company’s financial position, results of operations or cash flows.

Note 3 – DIVIDENDS PAYABLE

Dividends payable includes amounts that are due to stockholders whom the Company has been unable to locate, stockholders’ heirs pending ownership transfer documents, or uncashed dividend checks of other stockholders.

Note 4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

	Shares Issued	Shares of Treasury Stock	Shares Outstanding
January 1, 2014, $.50 par value stock, 200,000 shares authorized	184,735	25,363	159,372
Purchase of stock	---	700	(700)
December 31, 2014, $.50 par value stock, 200,000 shares authorized	184,735	26,063	158,672
Purchase of stock	---	214	(214)
December 31, 2015, $.50 par value stock, 200,000 shares authorized	184,735	26,277	158,458

Note 5 – MARKETABLE SECURITIES

At December 31, 2015, available-for-sale securities, consisting entirely of U.S. government securities, are due within one year or less by contractual maturity.

For trading securities, in 2015 the Company recorded realized gains of $31,902 and unrealized losses of $67,643. In 2014 the Company recorded realized gains of $58,192 and unrealized losses of $200,714.

Note 6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2015	2014
Assets:
Net Leasehold Impairment Reserves	$298,061	$256,389
Gas Balance Receivable	52,379	52,379
Long-Lived Asset Impairment	2,163,449	1,794,264
Deferred Geological and Geophysical Expense	110,107	214,305
Other	385,307	303,786
Total Assets	3,009,303	2,621,123
Liabilities:
Receivables	70,335	271,359
Intangible Drilling Costs	3,434,057	4,600,543
Depletion, Depreciation and Other	1,131,281	1,235,023
Total Liabilities	4,635,673	6,106,925
Net Deferred Tax Liability	$(1,626,370)	$(3,485,802)

The decrease in the deferred tax liability for 2015 reflected in the above table is primarily the result of the Company’s increased current year long-lived asset impairment expenses, which are not currently deductible tax expenses, and a decline of intangible drilling costs, which are currently deductible tax expenses.

The following table summarizes the current and deferred portions of income tax expense:

	Year Ended December 31,
	2015	2014
Current Tax Provision/(Benefit):
Federal	$402,676	$2,415,281
State	(15,790)	73,860
Total Current Provision	386,886	2,489,141
Deferred Tax Benefit	(1,859,431)	(371,900)
Total Provision/(Benefit)	$(1,472,545)	$2,117,241

The total income tax provision/(benefit) expressed as a percentage of income/(loss) before income tax was 44% for 2015 and 24% for 2014. These amounts differ from the amounts computed by applying the statutory U.S. federal income tax rate of 34% for 2015 and 2014 to income/(loss) before income tax as summarized in the following reconciliation:

	Year Ended December 31,
	2015	2014

Computed Federal Tax Provision/(Benefit)	$(1,141,678)	$3,019,239

Increase (Decrease) in Tax From:
Allowable Depletion in Excess of Basis	(359,552)	(890,095)
Dividend Received Deduction	(723)	(319)
State Income Tax Provision/(Benefit)	(15,790)	73,860
Other	45,198	(85,444)
Income Tax Provision/(Benefit)	$(1,472,545)	$2,117,241
Effective Tax Rate	44%	24%

Excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, reduces estimated taxable income projected for any year. When a provision for income taxes is recorded, federal excess percentage depletion benefits decrease the effective tax rate. When a benefit for income taxes is recorded, federal excess percentage depletion benefits increase the effective tax rate. The benefit of federal excess percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income is relatively small or a pre-tax loss, the proportional effect of these items on the effective tax rate may be significant.

Note 7 – EQUITY INVESTMENT AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The Company’s Equity Investments include a 33% ownership in Broadway Sixty-Eight, Ltd. (the “Partnership”), an Oklahoma limited partnership that owns and operates an office building in Oklahoma City, Oklahoma. Although the Company invested as a limited partner, it agreed, jointly and severally, with all other limited partners to indemnify the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future reimbursements. To date, no payments have been made with respect to this agreement.

The Company leases its corporate office from the Partnership. The operating lease, under which the space was rented, expired February 28, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $29,700 for 2015 and 2014.

The Company’s Equity Investments also include a 47% ownership in Grand Woods Development, LLC (the “LLC”) an Oklahoma limited liability company acquired in November 2015. The LLC owns approximately 26.3 acres of undeveloped real estate in northeast Oklahoma City, and has entered into a contract to sell all of the real estate with a developer that is scheduled to close by March 31, 2016. The Company has guaranteed a loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage.

Note 8 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

All of the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2015	2014
Acquisition of Properties:
Unproved	$360,685	$367,172
Proved	108,384	138,601
Exploration Costs	846,879	2,004,935
Development Costs	620,893	4,345,160
Asset Retirement Obligation	49,275	96,382

Note 9 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. During 2015 and 2014 there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At December 31, 2015 and 2014, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	2015

	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2016	$	---	$8,642,053	$	---
Trading Securities –
Domestic Equities		292,820	---		---
International Equities		100,920	---		---
Others		16,984	---		---

	2014

	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2015	$	---	$6,654,303	$	---
Trading Securities –
Domestic Equities		183,168	---		---
International Equities		124,998	---		---
Others		137,310	---		---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents non-recurring fair value liabilities. The fair value of the non-financial liabilities incurred was $49,275 in 2015 and $93,526 in 2014 and was calculated using Level 3 inputs. See Note 2 for more information about this liability and the inputs used for calculating fair value.

The fair value of oil and gas properties used in estimating impairment losses of $3,726,267 for 2015 and $1,928,548 for 2014 were based on Level 3 inputs. See Note 10 for the procedure used for calculating these expenses.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables, and dividends payable. As of December 31, 2015 and 2014, the historical cost of cash and cash equivalents, trade receivables, trade payables, and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $3,726,267 for 2015 and $1,928,548 for 2014 are included in the Statements of Operations in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments for 2015 and 2014 were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 11 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	2015	2014
Net Realized and Unrealized Gain (Loss) on Trading Securities	$(35,741)	$(142,522)
Gains on Asset Sales	68,487	119,689
Interest Income	13,353	17,177
Settlements of Class Action Lawsuits	5,593	131,178
Agricultural Rental Income	5,600	5,600
Dividend Income	1,033	1,340
Income from Other Investments	60,000	20,000
Interest and Other Expenses	(48,047)	(45,048)

Other Income, Net	$70,278	$107,414

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

Mesquite, Mid-American and LLTD share facilities and employees including executive officers with the Company. The Company has been reimbursed for services, facilities, and miscellaneous business expenses incurred in 2015 in the amount of $194,686 each by Mesquite, Mid-American and LLTD. Reimbursements in 2014 were $191,672 each by Mesquite, Mid-American and LLTD. Included in the 2015 amounts, Mesquite, Mid-American and LLTD each paid $132,611 for their share of salaries. In 2014, the share of salaries paid by Mesquite, Mid-American and LLTD was $131,855 each.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

	Year Ended December 31,
	2015	2014
Oil and Condensate (Bbls)
Proved Developed and Undeveloped Reserves:
Beginning of Year	523,871	527,359
Revisions of Previous Estimates	(580)	7,908
Extensions and Discoveries	23,159	98,035
Purchase of Reserves	---	---
Production	(84,209)	(109,431)
End of Year	462,241	523,871

Proved Developed Reserves:
Beginning of Year	482,717	484,633
End of Year	415,402	482,717

Gas (MCF)
Proved Developed and Undeveloped Reserves:
Beginning of Year	4,477,027	4,121,358
Revisions of Previous Estimates	(154,733)	339,675
Extensions and Discoveries	73,220	1,034,589
Purchase of Reserves	---	---
Production	(757,888)	(1,018,595)
End of Year	3,637,626	4,477,027

Proved Developed Reserves:
Beginning of Year	4,188,946	3,822,278
End of Year	3,309,750	4,188,946

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

Notes:

1.

Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 21,507 Bbls of oil and 361,304 MCF of gas for 2015 and 28,155 Bbls of oil and 451,969 MCF of gas for 2014.

2.

The preceding table sets forth estimates of the Company’s proved oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2015 and 2014. The Company engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

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

4.

The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2015 summary reserve report was tested by comparison to 2015 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

RELATING TO PROVED WORKING INTEREST

OIL AND GAS RESERVES

(Unaudited)

	At December 31,
	2015	2014
Future Cash Inflows	$26,969,731	$63,737,733
Future Production and Development Costs	(13,382,527)	(22,271,008)
Future Asset Retirement Obligation	(1,873,242)	(2,100,960)
Future Income Tax Expense	(1,057,870)	(8,055,783)

Future Net Cash Flows	10,656,092	31,309,982
10% Annual Discount for Estimated Timing of Cash Flows	(3,250,586)	(9,616,959)

Standardized Measure of Discounted Future Net Cash Flows	$7,405,506	$21,693,023

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2014 and 2015, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY

CHANGES IN STANDARDIZED MEASURE OF

DISCOUNTED FUTURE NET CASH FLOWS FROM

PROVED WORKING INTEREST RESERVE QUANTITIES

(Unaudited)

	Year Ended December 31,
	2015	2014
Standardized Measure, Beginning of Year	$21,693,023	$21,722,214
Sales and Transfers, Net of Production Costs	(3,145,463)	(11,225,797)
Net Change in Sales and Transfer Prices, Net of Production Costs	(17,350,045)	(1,082,219)
Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	745,025	8,713,240
Revisions of Quantity Estimates	(226,084)	1,468,704
Accretion of Discount	2,921,430	2,914,007
Purchases of Reserves in Place	---	---
Net Change in Income Taxes	4,836,078	16,002
Net Change in Asset Retirement Obligation	15,800	(90,131)
Changes in Production Rates (Timing) and Other	(2,084,258)	(742,997)

Standardized Measure, End of Year	$7,405,506	$21,693,023

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a Smaller Reporting Company, Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

/s/ Cameron R. McLain	/s/ James L. Tyler
Cameron R. McLain, President	James L. Tyler, 2nd Vice President
Principal Executive Officer	Principal Financial Officer
March 30, 2016	March 30, 2016

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers, Section 16(a) Beneficial Ownership Reporting Compliance, the Company’s Code of Ethics, Corporate Governance, and any other information called for by this item is incorporated by reference to the Proxy Statement.

ITEM1 1.	EXECUTIVE COMPENSATION

Information regarding executive compensation called for by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

3.2	Amended By-Laws dated November 16, 2004, are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

14	Code of Ethics for Senior Officers incorporated by reference to Exhibit 14 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document
__________________________________________ * Filed electronically herewith.

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

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Jerry L. Crow
Kyle L. McLain (Chairman of the Board)	Jerry L. Crow (Director)
March 30, 2016	March 30, 2016

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 30, 2016	March 30, 2016