Form 10-Q
period 2016-03-31
RESERVE PETROLEUM CO
filed 2016-05-11
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☑

As of May 6, 2016, 158,150 shares of the registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Derived from
		audited financial
		statements)
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,418,478	$13,937,215
Available-for-Sale Securities	8,642,053	8,642,053
Trading Securities	387,778	410,724
Refundable Income Taxes	522,084	488,052
Receivables	470,469	644,868

Total Current Assets	23,440,862	24,122,912

Investments:
Equity Investments	981,488	964,770
Other, at Cost	876,856	876,856

Total Investments	1,858,344	1,841,626

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,388,626	1,874,283
Proved Properties	52,822,395	52,735,721

Oil and Gas Properties, Gross	55,211,021	54,610,004

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	43,525,124	42,535,199

Oil and Gas Properties, Net	11,685,897	12,074,805

Other Property and Equipment, at Cost	392,918	392,918

Less – Accumulated Depreciation	251,735	244,362

Other Property and Equipment, Net	141,183	148,556

Total Property, Plant and Equipment	11,827,080	12,223,361

Total Assets	$37,126,286	$38,187,899

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Derived from
		audited financial
		statements)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$224,858	$225,648
Other Current Liabilities – Deferred Income Taxes and Other	29,349	38,493

Total Current Liabilities	254,207	264,141

Long-Term Liabilities:
Asset Retirement Obligation	1,695,268	1,677,328
Dividends Payable	1,276,446	1,407,959
Deferred Tax Liability, Net	1,342,972	1,613,883

Total Long-Term Liabilities	4,314,686	4,699,170

Total Liabilities	4,568,893	4,963,311

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,854,514	34,475,369

Stockholders’ Equity Before Treasury Stock	34,011,882	34,632,737

Less – Treasury Stock, at Cost	1,454,489	1,408,149

Total Stockholders’ Equity	32,557,393	33,224,588

Total Liabilities and Stockholders’ Equity	$37,126,286	$38,187,899

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Operating Revenues:
Oil and Gas Sales	$1,045,537	$2,152,948
Lease Bonuses and Other	1,529	535,214

Total Operating Revenues	1,047,066	2,688,162

Operating Costs and Expenses:
Production	531,321	690,856
Exploration	97,912	150,150
Depreciation, Depletion, Amortization and Valuation Provisions	1,013,725	1,570,350
General, Administrative and Other	425,739	442,373

Total Operating Costs and Expenses	2,068,697	2,853,729

Loss from Operations	(1,021,631)	(165,567)

Other Income, Net	66,693	2,733

Loss Before Provision for Income Taxes	(954,938)	(162,834)

Income Tax Provision/(Benefit):
Current	(34,028)	344,423
Deferred	(300,055)	(524,733)

Total Income Tax Benefit	(334,083)	(180,310)

Net Income/(Loss)	$(620,855)	$17,476

Per Share Data:
Net Income/(Loss), Basic and Diluted	$(3.92)	$0.11

Weighted Average Shares Outstanding, Basic and Diluted	158,323	158,659

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net Cash Provided by Operating Activities	$349,090	$2,492,388

Cash Applied to Investing Activities:
Proceeds from Disposal of Property, Plant and Equipment	5,840	---
Purchase of Property, Plant and Equipment	(695,814)	(911,863)
Other Investments	---	(4,440)

Net Cash Applied to Investing Activities	(689,974)	(916,303)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(131,513)	(17,953)
Purchase of Treasury Stock	(46,340)	(5,060)

Total Cash Applied to Financing Activities	(177,853)	(23,013)

Net Change in Cash and Cash Equivalents	(518,737)	1,553,072

Cash and Cash Equivalents, Beginning of Period	13,937,215	15,203,558

Cash and Cash Equivalents, End of Period	$13,418,478	$16,756,630

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2015, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended
	March 31,
	2016	2015
Net Realized and Unrealized Loss on Trading Securities	$(23,244)	$(5,995)
Gain on Asset Sales	4,455	---
Interest Income	10,322	3,751
Equity Earnings in Investees	71,718	12,083
Other Income	15,295	4,898
Interest and Other Expenses	(11,853)	(12,004)
Other Income, Net	$66,693	$2,733

Note 3 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Investments include a 33% ownership interest in Broadway Sixty-Eight, Ltd. (the “Partnership”), an Oklahoma limited partnership, which owns and operates an office building in Oklahoma City, Oklahoma. Although the Company invested as a limited partner, it agreed, jointly and severally, with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments. To date, no monies have been paid with respect to this agreement.

The Company’s Equity Investments also include a 47% ownership in Grand Woods Development, LLC (the “LLC”) an Oklahoma limited liability company acquired in November 2015. The LLC owns approximately 26.3 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed a loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage.

Note 4 – PROVISION FOR INCOME TAXES

In 2016 and 2015, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2015	$1,677,328
Liabilities incurred for new wells (net of revisions)	6,185
Liabilities settled (wells sold or plugged)	---
Accretion expense	11,755
Balance at March 31, 2016	$1,695,268

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At March 31, 2016 and December 31, 2015, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2016
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2016	$	---	$8,642,053	$	---
Trading Securities:
Domestic Equities		245,989	---		---
International Equities		118,264	---		---
Others		23,525	---		---

	December 31, 2015
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2016	$	---	$8,642,053	$	---
Trading Securities:
Domestic Equities		292,820	---		---
International Equities		100,920	---		---
Others		16,984	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the quarter ended March 31 was $6,185 in 2016 and $7,542 in 2015 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses in the quarter ended March 31 were $508,964 in 2016 and $556,734 in 2015, also representing non-recurring fair value expenses calculated using Level 3 inputs. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2015 Form 10-K for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2016 and December 31, 2015, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” which simplifies the presentation of deferred income taxes in a classified balance sheet. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. ASU 2015-17 amends current GAAP to require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect this new guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (hereinafter, the “2015 Form 10-K”), as well as the financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward Looking Statements” on page 8 of the 2015 Form 10-K.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2016, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $349,090 and proceeds from sale of property of $5,840. The Company utilized cash for property additions of $695,814 and financing activities of $177,853 for total cash applied of $867,827. Cash and cash equivalents decreased $518,737 to $13,418,478.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2015. A discussion of these items follows.

Receivables declined $174,399 (27%) to $470,469 from $644,868. This decrease was due entirely to lower oil and gas sales receivables. Sales variances are discussed in the “Results of Operations” section below.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $349,090 in 2016, a decrease of $2,143,298 (86%) from the comparable period in 2015. The decrease was primarily the result of decreased oil and gas sales. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property additions in 2016 was $695,814, a decrease of $216,049 (24%) from cash applied in 2015 of $911,863. For both 2016 and 2015, cash applied to property additions was mostly related to oil and gas exploration and development activity. The decrease in property additions for 2016 is mostly due to a decline in the exploration and development drilling activity in the first quarter of 2016 versus 2015. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2015 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2016, Compared with Three Months Ended March 31, 2015

Net income decreased $638,331 to a loss of $(620,855) in 2016 from income of $17,476 in 2015. Net income per share, basic and diluted, decreased $4.03 to a loss of $(3.92) in 2016 from income of $0.11 in 2015.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from oil and gas sales decreased $1,107,411 (51%) to $1,045,537 in 2016 from $2,152,948 in 2015. Of the $1,107,411 decrease, crude oil sales decreased $705,822; natural gas sales decreased $376,810; and miscellaneous oil and gas product sales decreased $24,779.

The $705,822 (55%) decrease in oil sales to $574,064 in 2016 from $1,279,886 in 2015 was the result of a decrease in the average price per barrel (Bbl) and the volume sold. The volume of oil sold decreased 6,542 Bbls to 21,764 Bbls in 2016, resulting in a negative volume variance of $295,829. The average price per Bbl decreased $18.84 to $26.38 per Bbl in 2016, resulting in a negative price variance of $409,993. The decrease in oil volumes sold was mostly due to production declines from older wells partially offset by production of 1,819 Bbls from new wells.

The $376,810 (46%) decrease in gas sales to $442,942 in 2016 from $819,752 in 2015 was the result of a decrease in the average price per thousand cubic feet (MCF) and the volume sold. The volume of gas sold decreased 41,959 MCF to 249,415 MCF in 2016 from 291,374 MCF in 2015, for a negative volume variance of $117,905. The decrease in gas volumes sold was mostly due to production declines from older wells partially offset by production of 19,795 MCF from new wells. The average price per MCF decreased $1.03 to $1.78 per MCF in 2016 from $2.81 per MCF in 2015, resulting in a negative price variance of $258,905.

Sales from the Robertson County, Texas royalty interest properties provided approximately 21% of the Company’s first quarter gas sales volumes for 2016 and 2015. See discussion on page 11 of the 2015 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 13% of the Company’s first quarter 2016 gas sales volumes and about 16% of the first quarter 2015 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $28,531 in 2016 compared to $53,310 in 2015.

The Company received lease bonuses of $1,529 in the first quarter of 2016 for leases on its owned minerals. Lease bonuses for the first quarter of 2015 were $535,214.

Operating Costs and Expenses. Operating costs and expenses decreased $785,032 (28%) to $2,068,697 in 2016 from $2,853,729 in 2015.

Production Costs. Production costs decreased $159,535 (23%) in 2016 to $531,321 from $690,856 in 2015. This decrease was due to lower production taxes as a result of decreased oil and gas sales revenue and lower lease operating expense due to decreased activity and revenue. Production taxes declined $33,327 (43%) to $44,993 in 2016 from $78,320 in 2015. Lease operating expense declined $126,208 (21%) to $486,328 from $612,536 in 2015.

Exploration Costs. Total exploration expense decreased $52,238 (35%) to $97,912 in 2016 from $150,150 in 2015. The net decrease was due to an increase in geological and geophysical expense of $98,419 to $99,473 in 2016 from $1,054 in 2015, offset by a decrease of $150,656 in dry hole costs.

The following is a summary as of April 29, 2016, updating both exploration and development activity from December 31, 2015, for the period ended March 31, 2016.

The Company participated with 10.3% and 10.7% working interests in the completion of two development wells on a Woods County, Oklahoma prospect. The wells were drilled in 2015. Both wells are commercial producers, one gas and the other oil and gas. Capitalized costs for the period were $26,819.

The Company participated with its 8.4% interest in the acquisition of additional 3-D seismic data on a Thomas County, Kansas prospect. Processing and interpretation of the data are in progress and will be followed by decisions about exploratory drilling.

The Company participated with its 10.5% interest in a 3-D seismic survey on a Thomas County, Kansas prospect. The data has been processed and is being interpreted. Decisions about exploratory drilling will follow.

The Company participated with its 16% working interest in the drilling of a step-out well on a Chase County, Nebraska prospect. The well was completed as a commercial oil producer. Capitalized costs for the period were $40,954.

The Company will participate with its 14% interest in the development of a Hansford County, Texas prospect for waterflooding. Development plans have been delayed by low oil prices, but drilling should commence in the second half of 2016. Capitalized costs for the period were $2,591.

In February and March 2016, the Company purchased a 16% interest in 12,623.82 net acres of leasehold on a Chase County, Nebraska prospect for $156,535 and paid $94,057 in seismic costs. A 3-D seismic survey of the prospect is in progress.

In March 2016, the Company purchased a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect for $345,923. The Company is participating in the development of the prospect and a geologic study of the prospect area is underway. The Company will sell a majority of its interest prior to any exploratory drilling.

In April 2016, the Company purchased a 14% interest in three prospects in Okfuskee and Seminole Counties, Oklahoma for $57,415. An exploratory well will be drilled on each of the prospects starting in May or June 2016.

In April 2016, the Company agreed to purchase a 14% interest in 640 net acres of leasehold and 3-D seismic data on a Lavaca County, Texas prospect for $49,000. An exploratory well will be drilled on the prospect starting in June 2016.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $556,625 (35%) to $1,013,725 in 2016 from $1,570,350 in 2015. The decrease was due primarily to a $509,004 decline in depreciation and lease impairment expense. This decrease is due to lower oil and gas sales volumes and a lower depreciable asset base. Oil sales volumes declined 23% and gas sales volumes declined 14% for the three months ended March 31, 2016, compared with the three months ended March 31, 2015. The lower depreciable asset base is a result of the $3,726,267 of long-lived asset impairment losses for fiscal 2015 and an additional $508,964 of impairment losses for the three months ended March 31, 2016. The impairment losses for 2016 and 2015 are due to lower oil and natural gas futures prices. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2015 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $63,960 to a gain of $66,693 in 2016 from a gain of $2,733 in 2015. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities losses in 2016 were $(23,244) compared to losses of $(5,995) in 2015, a decrease of $17,259. In 2016, the Company had realized losses of $(3,920) and unrealized losses of $(19,324) from adjusting the securities to estimated fair market value. In 2015, the Company had realized losses of $(1,092) and unrealized losses of $(4,903).

Earnings from Equity Investments increased $59,635 to $71,718 from $12,083 in 2015. The increase was due primarily to $55,000 of income from Grand Woods Development, LLC.

Income Tax Provision/(Benefit). Income taxes decreased $153,773 to a $(334,083) tax benefit in 2016 from a $(180,310) tax benefit in 2015. The decrease was due to an increase in loss before income taxes of $(792,104) to $(954,938) in 2016 from $(162,834) in 2015. Of the 2016 income tax benefit, the estimated current tax benefit was $(34,028) and the estimated deferred tax benefit was $(300,055). Of the 2015 income tax benefit, the current tax expense and deferred tax benefit were $344,423 and $(524,733), respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2016, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1 to January 31, 2016	55	$ 180	---	---
February 1 to February 28, 2016	97	$ 187	---	---
March 1 to March 31, 2016	122	$ 150	---	---
Total	274	$ 169	---	---

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 11, 2016	/s/ Cameron R. McLain,
Cameron R. McLain,
Principal Executive Officer

Date: May 11, 2016	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer