Form 10-Q
period 2016-06-30
RESERVE PETROLEUM CO
filed 2016-08-10
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☑

As of August 5, 2016, 158,077 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Derived from audited financial statements)
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,479,468	$13,937,215
Available-for-Sale Securities	8,641,014	8,642,053
Trading Securities	413,066	410,724
Refundable Income Taxes	477,404	488,052
Receivables	693,533	644,868

Total Current Assets	22,704,485	24,122,912

Investments:
Equity Investments	1,000,020	964,770
Other, at Cost	1,156,856	876,856

Total Investments	2,156,876	1,841,626

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,482,185	1,874,283
Proved Properties	52,798,329	52,735,721

Oil and Gas Properties, Gross	55,280,514	54,610,004

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	43,793,330	42,535,199

Oil and Gas Properties, Net	11,487,184	12,074,805

Other Property and Equipment, at Cost	406,430	392,918

Less – Accumulated Depreciation	217,367	244,362

Other Property and Equipment, Net	189,063	148,556

Total Property, Plant and Equipment	11,676,247	12,223,361

Total Assets	$36,537,608	$38,187,899

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Derived from audited financial statements)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$242,944	$225,648
Other Current Liabilities – Deferred Income Taxes and Other	94,652	38,493

Total Current Liabilities	337,596	264,141

Long-Term Liabilities:
Asset Retirement Obligation	1,704,682	1,677,328
Dividends Payable	1,306,915	1,407,959
Deferred Tax Liability, Net	1,290,757	1,613,883

Total Long-Term Liabilities	4,302,354	4,699,170

Total Liabilities	4,639,950	4,963,311

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,211,313	34,475,369

Stockholders’ Equity Before Treasury Stock	33,368,681	34,632,737

Less – Treasury Stock, at Cost	1,471,023	1,408,149

Total Stockholders’ Equity	31,897,658	33,224,588

Total Liabilities and Stockholders’ Equity	$36,537,608	$38,187,899

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues:
Oil and Gas Sales	$1,344,396	$2,081,048	$2,389,933	$4,233,996
Lease Bonuses and Other	47,356	112,933	48,885	648,147

Total Operating Revenues	1,391,752	2,193,981	2,438,818	4,882,143

Operating Costs and Expenses:
Production	517,529	663,560	1,048,850	1,354,416
Exploration	69,510	203,600	167,422	353,750
Depreciation, Depletion, Amortization and Valuation Provisions	410,592	1,091,139	1,424,317	2,661,489
General, Administrative and Other	410,381	404,636	836,120	847,009

Total Operating Costs and Expenses	1,408,012	2,362,935	3,476,709	5,216,664

Loss from Operations	(16,260)	(168,954)	(1,037,891)	(334,521)

Other Income, Net	201,784	89,534	268,477	92,267

Income/(Loss) Before Provision/(Benefit) for Income Taxes	185,524	(79,420)	(769,414)	(242,254)

Income Tax Provision/(Benefit):
Current	44,683	68,228	10,655	412,651
Deferred	(6,385)	(178,964)	(306,440)	(703,697)

Total Income Tax Provision/(Benefit)	38,298	(110,736)	(295,785)	(291,046)

Net Income/(Loss)	$147,226	$31,316	$(473,629)	$48,792

Per Share Data
Net Income/(Loss), Basic and Diluted	$0.93	$0.20	$(2.99)	$0.31

Cash Dividends Declared and/or Paid	$5.00	$10.00	$5.00	$10.00

Weighted Average Shares Outstanding, Basic and Diluted	158,125	158,560	158,225	158,609

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Net Cash Provided by Operating Activities	$618,710	$2,996,667

Cash Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(8,641,014)	(6,653,795)
Maturity of Available-for-Sale Securities	8,642,053	6,654,303
Proceeds from Disposal of Property, Plant and Equipment	21,395	6,192
Purchase of Property, Plant and Equipment	(1,018,028)	(1,214,015)
Cash Paid for Investment	(280,000)	(4,440)
Cash Distribution from Other Investments	155,000	50,000
Cash Received from Life Insurance Policies	–	390,253

Net Cash Applied to Investing Activities	(1,120,594)	(771,502)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(892,989)	(1,566,420)
Purchase of Treasury Stock	(62,874)	(32,615)

Total Cash Applied to Financing Activities	(955,863)	(1,599,035)

Net Change in Cash and Cash Equivalents	(1,457,747)	626,130

Cash and Cash Equivalents, Beginning of Period	13,937,215	15,203,558

Cash and Cash Equivalents, End of Period	$12,479,468	$15,829,688

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2015, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Realized and Unrealized Gain on Trading Securities	$24,964	$19,565	$1,720	$13,570
Gain on Asset Sales	15,289	6,136	19,744	6,136
Interest Income	14,518	2,560	24,840	6,311
Equity Earnings in Investees	18,532	23,057	35,250	35,140
Other Income	140,369	50,225	210,664	55,123
Interest and Other Expenses	(11,888)	(12,009)	(23,741)	(24,013)

Other Income, Net	$201,784	$89,534	$268,477	$92,267

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

Note 4 – PROVISION FOR INCOME TAXES

In 2016 and 2015, the effective tax rate was different than the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2015	$1,677,328
Liabilities incurred for new wells (net of revisions)	10,992
Liabilities settled (wells sold or plugged)	(7,147)
Accretion expense	23,509
Balance at June 30, 2016	$1,704,682

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At June 30, 2016 and December 31, 2015, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2016	$–	$8,641,014	$–
Trading Securities:
Domestic Equities	269,352	–	–
International Equities	118,393	–	–
Others	25,321	–	–

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2016	$–	$8,642,053	$–
Trading Securities:
Domestic Equities	292,820	–	–
International Equities	100,920	–	–
Others	16,984	–	–

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the six months ended June 30, was $10,992 in 2016 and $22,184 in 2015 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses in the six months ended June 30 of $508,964 in 2016, with $556,734 for 2015, also represents non-recurring fair value expenses calculated using Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2016 and December 31, 2015, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. The assessment determined no impairment provisions were needed for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016, the assessment resulted in an impairment provision of $508,964, with $556,374 for the same period in 2015. The impairment provision for the six months ended June 30, 2016 is principally the result of lower projected future prices for oil and gas. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

Note 8 – NEW ACCOUNTING PRONOUNCEMENTS

See the “New Accounting Pronouncements” disclosures on page 25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There were no other accounting pronouncements issued since December 31, 2015 that were directly applicable to the Company or will have any material impact on the Company’s financial position, results of operations or cash flows.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2016, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $618,710 and cash provided by the maturities of available-for-sale securities of $8,642,053. Additional cash of $21,395 was provided by property dispositions and $155,000 from investment distributions for total cash provided of $9,437,158. The Company utilized cash for the purchase of available-for-sale securities of $8,641,014, property additions of $1,018,028, investment activity of $280,000 and financing activities of $955,863 for total cash applied of $10,894,905. Cash and cash equivalents decreased $1,457,747 (10%) to $12,479,468.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2015. A discussion of these items follows.

Receivables increased $48,665 (8%) to $693,533 from $644,868. This increase was due entirely to higher oil and gas sales receivables. Sales variances are discussed in the “Results of Operations” section below.

Deferred income taxes and other liabilities increased $56,159 (146%) to $94,652 from $38,493 due to an increase of $40,000 in ad valorem tax accruals and an increase of $16,159 in current deferred income taxes. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $618,710 in 2016, a decrease of $2,377,957 (79%) from the comparable period in 2015. The decrease was primarily due to decreased operating revenue, partially offset by decreased production and exploration costs. For more information see “Operating Revenues” and “Exploration Costs” below.

Cash applied to the purchase of property additions in 2016 was $1,018,028, a decrease of $195,987 (16%) from cash applied in 2015 of $1,214,015. In both 2016 and 2015, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2015 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Six Months Ended June 30, 2016, Compared with Six Months Ended June 30, 2015

Net income/(loss) decreased $522,421 to a net loss of $(473,629) in 2016 from $48,792 net income in 2015. Net income/(loss) per share, basic and diluted, decreased $3.30 to $(2.99) net loss in 2016 from $0.31 net income in 2015.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from oil and gas sales decreased $1,844,063 (44%) to $2,389,933 in 2016 from $4,233,996 in 2015. The $1,844,063 decrease is due to lower crude oil sales of $1,112,392; lower natural gas sales of $692,329; and a decrease in miscellaneous oil and gas product sales of $39,342.

The $1,112,392 (44%) decrease in oil sales to $1,444,200 in 2016 from $2,556,592 in 2015 was the result of a decrease in both the volume sold and the average price per barrel (Bbl). The volume of oil sold decreased 9,478 Bbls to 44,636 Bbls in 2016, resulting in a negative volume variance of $447,741. This volume decrease was the net result of an increase of 2,162 Bbls for production that began after June 30, 2015, offset by a decline of 11,640 Bbls from older properties. The average price per Bbl decreased $14.89 to $32.35 per Bbl in 2016, resulting in a negative price variance of $664,651.

The $692,329 (44%) decrease in gas sales to $881,352 in 2016 from $1,573,681 in 2015 was the result of a decrease in both the volume sold and the average price per thousand cubic feet (MCF). The volume of gas sold decreased 100,891 MCF to 495,190 MCF from 596,081 MCF in 2015, for a negative volume variance of $266,352. The decrease in gas volumes sold was the net result of approximately 121,000 MCF of production declines from older wells, partially offset by production of approximately 20,000 MCF from wells that first produced after June 30, 2015. The average price per MCF decreased $0.86 to $1.78 per MCF from $2.64 per MCF in 2015, resulting in a negative price variance of $425,977.

Sales from the Robertson County, Texas royalty interest properties provided approximately 20% of the Company’s first half 2015 and 2016 gas sales volumes. See discussion on page 11 of the 2015 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 30% of the Company’s first half 2015 and 2016 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $64,381 in 2016 as compared to $103,723 in 2015.

The Company received lease bonuses of $48,885 in the first half of 2016 for leases on its owned minerals. Lease bonuses for the first half of 2015 were $647,442. In 2016, most of the bonuses were for leases on owned minerals in Texas. In 2015, most of the bonuses were for leases on owned minerals in Oklahoma.

Operating Costs and Expenses. Operating costs and expenses decreased $1,739,955 (33%) to $3,476,709 in 2016 from $5,216,664 in 2015. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs decreased $305,566 (23%) to $1,048,850 in 2016 from $1,354,416 in 2015. Lease operating expense and transportation and compression expense decreased $243,855 (20%) to $949,359 in 2016 from $1,193,214 in 2015. Production taxes decreased $61,711 (38%) to $99,491 in 2016 from $161,202 in 2015 due primarily to the decline in oil and gas sales revenues described above in the “Operating Revenues” section.

Exploration Costs. Total exploration expense decreased $186,328 (53%) to $167,422 in 2016 from $353,750 in 2015. Dry hole costs decreased $257,057 to $20,025 in 2016 from $277,082 in 2015. Geological and geophysical expense increased $70,729 to $147,397 in 2016 from $76,668 in 2015.

The following is a summary as of August 2, 2016, updating both exploration and development activity from December 31, 2015, for the period ended June 30, 2016.

The Company participated with 10.3% and 10.7% working interests in the completion of two development wells on a Woods County, Oklahoma prospect. The wells were drilled in 2015. Both wells are commercial producers, one gas and the other oil and gas. Capitalized costs for the period were $38,940.

The Company participated with its 8.4% interest in the acquisition of additional 3-D seismic data on a Thomas County, Kansas prospect. The Company is participating in the drilling of an exploratory well on the prospect that is in progress. Capitalized costs for the period were $17,867.

The Company participated with its 10.5% interest in a 3-D seismic survey on a Thomas County, Kansas prospect and in the drilling of an exploratory well on the prospect. Capitalized costs for the period were $26,800.

The Company participated with its 16% working interest in the drilling of a step-out well on a Chase County, Nebraska prospect. The well was completed as a commercial oil producer. Capitalized costs for the period were $40,880.

The Company is participating with its 14% interest in the development of a Hansford County, Texas prospect for waterflooding. Drilling is in progress on the initial well. Capitalized costs for the period were $2,591.

In February and March 2016, the Company purchased a 16% interest in 12,623.82 net acres of leasehold on a Chase County, Nebraska prospect for $156,535 and paid $94,057 in seismic costs. A 3-D seismic survey of the prospect has been completed. The Company will participate in the drilling of an exploratory well starting in August 2016.

In March 2016, the Company purchased a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect for $345,923. The Company is participating in the development of the prospect and a geologic study of the prospect area has been completed. Efforts to market a portion of the Company’s interest are in progress. Geological and geophysical costs for the period were $10,535.

In April 2016, the Company purchased a 14% interest in three prospects in Okfuskee and Seminole Counties, Oklahoma for $57,415. The Company participated in the drilling of an exploratory well on one of the prospects that was completed as a dry hole, and will participate in the drilling of an exploratory well on a second prospect starting in August 2016.

In May 2016, the Company purchased a 14% interest in 640 net acres of leasehold and 3-D seismic data on a Lavaca County, Texas prospect for $56,000. An exploratory well will be drilled on the prospect starting in August 2016.

In July 2016, the Company purchased a 16% interest in 2,071.6 net acres of leasehold on a Kingman County, Kansas prospect for $26,516. The Company will participate in the re-entry and washdown of two old wellbores on the prospect starting in September 2016.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $1,237,172 (46%) to $1,424,317 in 2016 from $2,661,489 in 2015. The decrease is due to lower oil and gas sales volume (see “Operating Revenues” above) and a lower depreciable asset base. The lower depreciable asset base is a result of the $3,726,267 of long-lived asset impairment losses for fiscal 2015 and an additional $508,964 of impairment losses for the three months ended March 31, 2016. The impairment losses for 2016 and 2015 are due to lower oil and natural gas futures prices. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2015 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $176,210 (191%) to $268,477 in 2016 from $92,267 in 2015. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item. Components with significant changes are discussed in the following paragraphs.

Gains on trading securities in 2016 were $1,720 compared to gains of $13,570 in 2015, a decrease of $11,850. In 2016, the Company had realized gains of $9,323 and unrealized losses of $(7,603) from adjusting the securities to estimated fair market value. In 2015, the Company had realized losses of $(15,650) and unrealized gains of $29,220.

Other income increased $155,541 (182%) to $210,664 in 2016 from $55,123 in 2015. The increase was mostly due to $210,000 in other investment income in 2016 compared to $50,000 in 2015.

Income Tax Provision/(Benefit). Income taxes decreased $4,739 to a $(295,785) tax benefit in 2016 from a $(291,046) tax benefit in 2015. Of the 2016 income tax benefit, the estimated current tax expense was $10,655 and the estimated deferred tax benefit was $(306,440). Of the 2015 income tax benefit, the estimated current tax expense was $412,651 and the estimated deferred tax benefit was $(703,697). See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2016, Compared with Three Months Ended June 30, 2015

Net income increased $115,910 (370%) to $147,226 in 2016 from $31,316 in 2015. The material changes in the results of operations, which caused the increase in net income, are discussed below.

Operating Revenues. Revenues from crude oil and natural gas sales decreased $736,652 (35%) to $1,344,396 in 2016 from $2,081,048 in 2015. This was due to decreases in crude oil sales of $406,570; natural gas sales of $315,519; and sales of miscellaneous products of $14,563.

The $406,570 decrease in crude oil sales was the result of a decrease in the volume of oil sold of 2,935 Bbls to 22,872 Bbls, for a negative volume variance of $145,194, and a decrease in the average price received of $11.43 per Bbl to $38.04, for a negative price variance of $261,376.

The $315,519 decrease in natural gas sales was the result of a decrease in the volume of gas sold of 58,932 MCF to 245,775 MCF, for a negative volume variance of $145,562, and a decrease in the average price of $0.69 per MCF to $1.78, for a negative price variance of $169,957.

Other operating revenues decreased $65,577 (58%) to $47,356 in 2016 from $112,933 in 2015. This decrease was due to a decrease in lease bonuses for minerals in Oklahoma of about $112,000, offset by an increase of Texas lease bonuses of about $47,000.

Production Expense. Production expense decreased $146,031 (22%) to $517,529 in 2016 from $663,560 in 2015. Lease operating expense and transportation and compression expense decreased $117,646 to $463,031 in 2016 from $580,677 in 2015. Production taxes decreased $28,385 to $54,498 in 2016 from $82,883 in 2015.

Exploration Costs. Total exploration expense decreased $134,090 (66%) to $69,510 in 2016 from $203,600 in 2015. Dry hole costs decreased $106,402 to $21,585 in 2016 from $127,987 in 2015. Geological and geophysical expense decreased $27,688 to $47,925 in 2016 from $75,613 in 2015.

Other Income, Net. This line item increased $112,250 (125%) to $201,784 in 2016 from $89,534 in 2015. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. Components with significant changes are discussed in the following paragraphs.

Other income increased $90,144 (179%) to $140,369 in 2016 from $50,225 in 2015. This was mostly due to an increase of $90,000 in income from other investments.

Income Tax Provision/(Benefit). Income tax provision increased $149,034 to $38,298 in 2016 from a tax benefit of $(110,736) in 2015. See discussion above in “Item 2.” and Note 4 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership, and Grand Woods Development, LLC, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended June 30, 2016, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 to April 30, 2016	35	$164	---	---
May 1 to May 31, 2016	55	$150	---	---
June 1 to June 30, 2016	17	$150	---	---
Total	107	$155	---	---

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date:	August 10, 2016	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date:	August 10, 2016	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer