Form 10-Q
period 2016-09-30
RESERVE PETROLEUM CO
filed 2016-11-10
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☑

As of November 4, 2016, 157,959 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Derived from audited financial statements)
Current Assets:
Cash and Cash Equivalents	$12,092,474	$13,937,215
Available-for-Sale Securities	8,641,014	8,642,053
Trading Securities	468,887	410,724
Refundable Income Taxes	559,187	488,052
Receivables	794,076	644,868

Total Current Assets	22,555,638	24,122,912

Investments:
Equity Investments	848,858	964,770
Other, at Cost	1,906,856	876,856

Total Investments	2,755,714	1,841,626

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,521,179	1,874,283
Proved Properties	52,981,082	52,735,721

Oil and Gas Properties, Gross	55,502,261	54,610,004

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	44,211,191	42,535,199

Oil and Gas Properties, Net	11,291,070	12,074,805

Other Property and Equipment, at Cost	406,430	392,918

Less – Accumulated Depreciation	224,592	244,362

Other Property and Equipment, Net	181,838	148,556

Total Property, Plant and Equipment	11,472,908	12,223,361

Total Assets	$36,784,260	$38,187,899

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Derived from audited financial statements)
Current Liabilities:
Accounts Payable	$285,386	$225,648
Other Current Liabilities – Deferred Income Taxes and Other	150,423	38,493

Total Current Liabilities	435,809	264,141

Long-Term Liabilities:
Asset Retirement Obligation	1,716,300	1,677,328
Dividends Payable	1,279,917	1,407,959
Deferred Tax Liability, Net	1,358,169	1,613,883

Total Long-Term Liabilities	4,354,386	4,699,170

Total Liabilities	4,790,195	4,963,311

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,324,331	34,475,369

Stockholders’ Equity Before Treasury Stock	33,481,699	34,632,737

Less – Treasury Stock, at Cost	1,487,634	1,408,149

Total Stockholders’ Equity	31,994,065	33,224,588

Total Liabilities and Stockholders’ Equity	$36,784,260	$38,187,899

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Operating Revenues:
Oil and Gas Sales		$1,512,304		$1,921,724		$3,902,237	$6,155,720
Lease Bonuses and Other		160,909		107,054		209,794	755,201

Total Operating Revenues		1,673,213		2,028,778		4,112,031	6,910,921

Operating Costs and Expenses:
Production		517,953		648,592		1,566,803	2,003,008
Exploration		314,541		10,856		481,963	364,606
Depreciation, Depletion, Amortization and Valuation Provisions		429,168		2,673,254		1,853,485	5,334,743
General, Administrative and Other		350,017		378,604		1,186,137	1,225,613

Total Operating Costs and Expenses		1,611,679		3,711,306		5,088,388	8,927,970

Income/(Loss) from Operations		61,534		(1,682,528)		(976,357)	(2,017,049)

Other Income/(Loss), Net		72,879		(22,892)		341,356	69,375

Income/(Loss) Before Provision for Income Taxes		134,413		(1,705,420)		(635,001)	(1,947,674)

Income Tax Provision/(Benefit):
Current		(81,261)		156,096		(70,606)	568,747
Deferred		102,656		(783,511)		(203,784)	(1,487,208)

Total Income Tax Provision/(Benefit)		21,395		(627,415)		(274,390)	(918,461)

Net Income/(Loss)		$113,018		$(1,078,005)		$(360,611)	$(1,029,213)

Per Share Data
Net Income/(Loss), Basic and Diluted		$0.72		$(6.80)	$	(2.28)	$(6.49)

Cash Dividends Declared and/or Paid	$	---	$	---		$5.00	$10.00

Weighted Average Shares Outstanding,
Basic and Diluted		158,041		158,519		158,163	158,579

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Net Cash Provided by Operating Activities	$1,108,657	$3,928,621

Cash Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(8,641,014)	(6,653,795)
Maturity of Available-for-Sale Securities	8,642,053	6,654,303
Proceeds from Disposal of Property, Plant and Equipment	21,395	28,625
Purchase of Property, Plant and Equipment	(1,267,879)	(1,532,053)
Cash Paid for Investments	(1,030,000)	(4,440)
Cash Distributions from Equity Investments	165,000	---
Cash Distribution from Other Investments	155,000	50,000
Cash Received from Life Insurance Policies	---	390,253

Net Cash Applied to Investing Activities	(1,955,445)	(1,067,107)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(918,468)	(1,579,839)
Purchase of Treasury Stock	(79,485)	(36,381)

Total Cash Applied to Financing Activities	(997,953)	(1,616,220)

Net Change in Cash and Cash Equivalents	(1,844,741)	1,245,294

Cash and Cash Equivalents, Beginning of Period	13,937,215	15,203,558

Cash and Cash Equivalents, End of Period	$12,092,474	$16,448,852

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

Note 2 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Realized and Unrealized Gain/(Loss) on Trading Securities	$55,544	$(48,260)	$57,264	$(34,690)
Gain on Asset Sales	---	18,638	19,744	24,774
Interest Income	9,523	2,694	34,363	9,005
Equity Earnings in Investees	13,838	10,164	49,088	45,304
Other Income	5,872	5,843	216,536	60,966
Interest and Other Expenses	(11,898)	(11,971)	(35,639)	(35,984)

Other Income/(Loss), Net	$72,879	$(22,892)	$341,356	$69,375

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2015	$1,677,328
Liabilities incurred for new wells (net of revisions)	10,855
Liabilities settled (wells sold or plugged)	(7,147)
Accretion expense	35,264
Balance at September 30, 2016	$1,716,300

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At September 30, 2016 and December 31, 2015, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2016
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2016	$	---	$8,641,014	$	---
Trading Securities:
Domestic Equities		322,244	---		---
International Equities		109,757	---		---
Others		36,886	---		---

	December 31, 2015
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2016	$	---	$8,642,053	$	---
Trading Securities:
Domestic Equities		292,820	---		---
International Equities		100,920	---		---
Others		16,984	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30 was $10,855 in 2016 and $22,432 in 2015 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses of $508,964 in the nine months ended September 30, 2016, with $2,394,172 for 2015, also represents non-recurring fair value expenses using the income approach and Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2016 and December 31, 2015, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated estimates of forward crude oil and natural gas prices. The assessment determined no impairment provision was needed for the three months ended September 30, 2016 and an impairment provision of $1,837,438 was needed for the same period in 2015. For the nine months ended September 30, 2016, the assessment resulted in an impairment provision of $508,964 and for the same period in 2015, the impairment provision was $2,394,172. The impairment provisions for both 2016 and 2015 were principally the result of lower projected future prices for oil and gas. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

Note 8 – NEW ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Its objective is to clarify guidance and eliminate diversity in practice of classification on certain cash receipts and payments in the statement of cash flows. This ASU is effective for the Company beginning January 1, 2018, with early adoption permitted. The Company plans to adopt this ASU as of January 1, 2017 and believes the adoption of the new guidance will not have a significant effect on its cash flows or disclosures.

See also the “New Accounting Pronouncements” disclosures on page 25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Other than ASU 2016-15 discussed above, there were no other accounting pronouncements issued since December 31, 2015 that were directly applicable to the Company or will have any material impact on the Company’s financial position, results of operations or cash flows.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2016, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $1,108,657 and cash provided by the maturities of available-for-sale securities of $8,642,053. Additional cash of $341,395 was provided by property dispositions and an investment distribution for total cash provided of $10,092,105. The Company utilized cash for the purchase of available-for-sale securities of $8,641,014; property additions of $1,267,879; investments activity of $1,030,000; and financing activities of $997,953 for total cash applied of $11,936,846. Cash and cash equivalents decreased $1,844,741 to $12,092,474.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2015. A discussion of these items follows.

Trading securities increased $58,163 (14%) from $410,724 to $468,887. The increase was the result of a $47,764 increase in the trading securities’ market value plus $10,399 of net gain from these securities.

Refundable income taxes increased $71,135 (15%) from $488,052 to $559,187. This increase was due primarily to the estimated current income tax benefit of $70,606 for the nine months ended September 30, 2016, plus $529 of state income tax payments.

Receivables increased $149,208 (23%) to $794,076 from $644,868. This increase was due entirely to higher oil and gas sales receivables. Sales variances are discussed in the “Results of Operations” section below.

Accounts payable increased $59,738 (26%) to $285,386 from $225,648. This increase was primarily due to an increase in drilling activity at September 30, 2016 versus December 31, 2015.

Deferred income taxes and other liabilities increased $111,930 (291%) to $150,423 from $38,493 due to an increase of $60,000 in ad valorem tax accruals and an increase of $51,930 in current deferred income taxes. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $1,108,657 in 2016, a decrease of $2,819,964 (72%) from the comparable period in 2015. The decrease was primarily due to decreased operating revenues, partly offset by decreased production, exploration and current income tax expense for 2016 compared to 2015. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property, plant and equipment in 2016 was $1,267,879, a decrease of $264,174 (17%) from cash applied in 2015 of $1,532,053. In both 2016 and 2015, cash applied to property, plant and equipment additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash distributions from the Company’s equity and other investments were $320,000 in 2016, an increase of $270,000 (540%) from $50,000 in 2015. Part of the increase was due to the 2016 distribution by Broadway Sixty-Eight, Ltd. of the profit from the sale of the last of six small commercial office buildings. The office buildings were constructed by Broadway Sixty-Eight, Ltd. on some vacant land adjacent to the office building in which our corporate office is located. See Note 3 to the accompanying financial statements for additional information about this equity investment. The remaining $155,000 cash distribution was from one of the Company’s other investments for the sale of some undeveloped real estate. The $50,000 distribution in 2015 was from this same investment.

Cash applied to the payment of dividends in 2016 was $918,468, a decrease of $661,371 (42%) from cash applied in 2015 of $1,579,839. The decrease was due to a decrease in the dividend paid to $5.00 per share in 2016 from $10.00 per share in 2015, partly offset by the payment of approximately $88,000 of prior years’ dividends suspended pending heirship transfers.

Conclusion. The depressed oil and natural gas commodity prices continue to present many problems and hardships in the oil and gas exploration and production industry. However, during the first nine months of 2016, the Company has continued to generate positive operating cash flows at levels adequate to cover our operating and financing cash needs. Current cash reserves were used for some investment opportunities during this same period. Management is unable to quantify the effect that a continuation of the current depressed commodity prices will have on the Company. Operating results could be negatively impacted by the non-cash long-lived asset impairment write-downs required by the depressed commodity prices. However, management believes that with our current cash reserves the Company will not suffer any material adverse effects to its financial condition for the foreseeable future. Management is unaware of any additional material trends, demands, commitments, events or uncertainties that would impact liquidity and capital resources to the extent that the discussion presented in the 2015 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2016, Compared with Nine Months Ended September 30, 2015

Net income/(loss) decreased $668,602 (65%) to $(360,611) in 2016 from $(1,029,213) in 2015. Net income/(loss) per share, basic and diluted, decreased $4.21 to $(2.28) in 2016 from $(6.49) in 2015.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from crude oil and natural gas sales decreased $2,253,483 (37%) to $3,902,237 in 2016 from $6,155,720 in 2015. Of the $2,253,483 decrease, crude oil sales decreased $1,464,162; natural gas sales decreased $756,126; and miscellaneous oil and gas product sales decreased $33,195.

The $1,464,162 (39%) decrease in oil sales to $2,269,705 in 2016 from $3,733,867 in 2015 was the result of decreases in both the average price per barrel (Bbl) and the volume sold. The average price per Bbl decreased $11.04 to $34.82 per Bbl in 2016, resulting in a negative price variance of $719,304. The volume of oil sold decreased 16,242 Bbls to 65,176 Bbls in 2016, resulting in a negative volume variance of $744,858. The net decrease in oil volumes sold was mostly due to production declines from older wells, partially offset by production of 2,420 Bbls from new wells in Oklahoma and Texas.

The $756,126 (33%) decrease in gas sales to $1,524,410 in 2016 from $2,280,536 in 2015 was the result of decreases in both the average price per thousand cubic feet (MCF) and the volume sold. The average price per MCF decreased $0.58 to $2.02 per MCF in 2016, resulting in a negative price variance of $439,527. The volume of gas sold decreased 121,769 MCF to 755,265 MCF in 2016, resulting in a negative volume variance of $316,599. The net decrease in gas volumes sold was mostly due to production declines from older wells, partially offset by production of 53,000 MCF from several new working and royalty interest wells.

Sales from the Robertson County, Texas royalty interest properties provided approximately 20% and 22% of the Company’s first nine months 2015 and 2016 gas sales volumes, respectively. See discussion on page 11 of the 2015 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $108,122 in 2016 as compared to $141,317 in 2015.

The Company received lease bonuses of $208,992 in the first nine months of 2016 for leases on its owned minerals compared to $753,693 in the first nine months of 2015.

In 2016, 66% of the lease bonuses were for leases on owned minerals in Oklahoma, mostly in Woodward County, and the remainder were for owned minerals in Texas. In 2015, 97% of the lease bonuses were for leases on owned minerals in Oklahoma, mostly in Major County, and the remainder were for owned minerals in Texas.

Operating Costs and Expenses. Operating costs and expenses decreased $3,839,582 (43%) to $5,088,388 in 2016 from $8,927,970 in 2015. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs decreased $436,205 (22%) to $1,566,803 in 2016 from $2,003,008 in 2015. Lease operating expense and transportation and compression expense decreased $339,693 to $1,420,091 in 2016 from $1,759,784 in 2015. This decrease was primarily due to cost control measures implemented by the well operators. Production taxes decreased $96,512 to $146,712 in 2016 from $243,224 in 2015. This decrease was due to lower oil and natural gas sales revenue discussed above in “Operating Revenues.”

Exploration Costs. Total exploration expense increased $117,357 (32%) to $481,963 in 2016 from $364,606 in 2015. The increase is due to an increase in both geological and geophysical expense and dry hole costs. Geological and geophysical expenses totaled $162,449 in 2016 as compared to $76,859 in 2015. Dry hole costs increased $31,767 to $319,514 in 2016 from $287,747 in 2015.

The following is a summary as of October 28, 2016, updating both exploration and development activity from December 31, 2015, for the period ended September 30, 2016.

The Company participated with 10.3% and 10.7% working interests in the completion of two development wells on a Woods County, Oklahoma prospect. The wells were drilled in 2015. Both wells are commercial producers, one gas and the other oil and gas. Capitalized costs for the period were $40,589.

The Company will participate with 8% and 16% working interests in the drilling of two development wells on a Woods County, Oklahoma prospect starting in November 2016.

The Company participated with its 8.4% interest in the acquisition of additional 3-D seismic data on a Thomas County, Kansas prospect and in the drilling of an exploratory well on the prospect. The well was completed as a dry hole. Dry hole costs for the period were $36,406.

The Company participated with its 10.5% interest in a 3-D seismic survey on a Thomas County, Kansas prospect and in the drilling of an exploratory well on the prospect. The well was completed as a dry hole. Dry hole costs for the period were $28,622.

The Company participated with its 16% working interest in the drilling of two step-out wells on a Chase County, Nebraska prospect. One well was completed as a commercial oil producer and the other is awaiting the installation of pumping equipment. Testing indicates that it will be a commercial oil producer. Capitalized costs for the period were $115,829.

The Company is participating with its 14% interest in the development of a Hansford County, Texas prospect for waterflooding. The initial well has been drilled and completed as an oil producer. Capitalized costs for the period were $123,026.

Since February 2016, the Company has paid $161,067 for a 16% interest in 13,804.7 net acres of leasehold on a Chase County, Nebraska prospect. A 3-D seismic survey of the prospect has been completed. The Company participated in the drilling of an exploratory well on the prospect that was completed as a dry hole. Seismic costs for the period were $92,599 and dry hole costs were $43,875.

In March 2016, the Company purchased a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect for $345,923. The Company is participating in the development of the prospect and a geologic study of the prospect area has been completed. The Company has entered into a letter of intent to sell a portion of its interest. Geological and geophysical costs for the period were $14,158.

In April 2016, the Company purchased a 14% interest in three prospects in Okfuskee and Seminole Counties, Oklahoma for $57,415. The Company participated in the drilling of exploratory wells on two of the prospects. Both wells were completed as dry holes. Dry hole costs for the period were $80,819.

In May 2016, the Company purchased a 14% interest in 640 net acres of leasehold and 3-D seismic data on a Lavaca County, Texas prospect for $56,000. The Company participated in the drilling of an exploratory well on the prospect that is awaiting completion. Capitalized costs for the period were $116,320.

In July 2016, the Company purchased a 16% interest in 2,071.6 net acres of leasehold on a Kingman County, Kansas prospect for $26,516. The Company participated in the re-entry and washdown of two old wellbores on the prospect. Both re-entries were unsuccessful and will be plugged. Dry hole costs for the period were $89,382.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $3,481,258 (65%) to $1,853,485 in 2016 from $5,334,743 in 2015. Part of the decrease was due to long-lived impairment losses for 2015 of $2,394,172 compared to $508,964 for 2016. The remaining $1,596,050 decrease is due to lower oil and gas sales volumes (see “Operating Revenues” above) and a lower depreciable asset base. The lower depreciable asset base is a result of the $3,726,267 of long-lived asset impairment losses for fiscal 2015 and an additional $508,964 of impairment losses for the three months ended March 31, 2016. The impairment losses for 2016 and 2015 are due to lower oil and natural gas futures prices. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2015 Form 10-K for a description of the impairment loss calculation.

Other Income/(Loss), Net. This line item increased $271,981 (392%) to $341,356 in 2016 from $69,375 in 2015. See Note 2 to the accompanying financial statements for an analysis of the components of this item.

Trading securities gains in 2016 were $57,264 as compared to losses of $(34,690) in 2015, resulting in an increase in “Other Income” of $91,954. In 2016, the Company had unrealized gains of $47,764 from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $9,507. In 2015, the Company had unrealized losses of $(26,649) and net realized trading losses of $(8,041).

Other income increased $155,570 (255%) to $216,536 in 2016 from $60,966 in 2015. The increase was mostly due to $155,000 in other investment income in 2016 compared to $50,000 in 2015 and $55,000 of loan guarantee fees received in 2016 from Grand Woods Development, LLC discussed in Note 3 to the accompanying financial statements with no similar fees in 2015.

Income Tax Provision/(Benefit). Income taxes increased $644,071 to a $(274,390) tax benefit in 2016 from a $(918,461) tax benefit in 2015. The income tax increase was the result of a $1,312,673 decrease in the pre-tax loss to $(635,001) in 2016 from $(1,947,674) in 2015. Of the 2016 income tax benefit, the estimated current tax benefit was $(70,606) and the estimated deferred tax benefit was $(203,784). Of the 2015 income tax benefit, the estimated current tax expense was $568,747 and the estimated deferred tax benefit was $(1,487,208). See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2016, Compared with Three Months Ended September 30, 2015

Net income/(loss) increased $1,191,023 (110%) to $113,018 in 2016 from $(1,078,005) in 2015. The significant changes in the statements of operations are discussed below.

Operating Revenues. Revenues from oil and gas sales decreased $409,420 (21%) to $1,512,304 in 2016 from $1,921,724 in 2015. The decrease was the result of a decrease in gas sales of $63,796 (9%) to $643,058; a decrease in oil sales of $351,770 (30%) to $825,505; and an increase in miscellaneous oil and gas product sales of $6,146 to $43,740.

The decrease in gas sales was the result of a decline in the average price of $0.05 per MCF to $2.47, for a negative price variance of $11,184, and a decrease in the volume of gas sold of 20,878 MCF to 260,075 MCF, for a negative volume variance of $52,613. See the “Results of Operations” section above for the nine months ended September 30, 2016 for additional discussion of gas sales variances.

The decrease in oil sales was the result of a decline in the average price received of $2.93 per Bbl to $40.19, for a negative price variance of $60,149, and a decrease in the volume of oil sold of 6,763 Bbls to 20,540 Bbls, for a negative volume variance of $291,621. See the “Results of Operations” section above for the nine months ended September 30, 2016 for additional discussion of the oil sales variances.

Other operating revenues increased $53,855 (50%) to $160,909 for 2016, due to an increase in lease bonuses.

Operating Costs and Expenses. Operating costs and expenses decreased $2,099,627 (57%) to $1,611,679 in 2016 from $3,711,306 in 2015. The decrease was the net result of a decrease in production costs of $130,638; an increase in exploration costs charged to expense of $303,685; a decrease in depreciation, depletion, amortization and valuation provisions (DD&A) of $2,244,087; and a decrease in general administrative and other expense (G&A) of $28,587. The significant changes in these line items are discussed below.

Production Costs. Production costs decreased $130,639 (20%) to $517,953 in 2016 from $648,592 in 2015. Most of the decrease is due to lower lease operating expenses for 2016 versus 2015, due to the decline in revenues from oil and gas sales discussed above in “Operating Revenues.” For more information about these changes, see the production costs discussion in the “Results of Operations” section above for the nine months ended September 30, 2016.

Exploration Costs. Exploration costs increased $303,685 to $314,541 in 2016 from $10,856 in 2015. Most of the increase is due to a $288,824 increase in dry hole costs for 2016 compared to 2015.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $2,244,086 (84%) to $429,168 in 2016 from $2,673,254 in 2015. Most of the decrease was due to long-lived impairment losses for the third quarter of 2015 of $1,837,438 with none in third quarter of 2016. The remaining $406,648 decrease is due to lower oil and gas sales volumes (see “Operating Revenues” above) and a lower depreciable asset base. The lower depreciable asset base is a result of the long-lived asset impairment losses for fiscal 2015 and the three months ended March 31, 2016. The impairment losses for 2016 and 2015 are due to lower oil and natural gas futures prices. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2015 Form 10-K for a description of the impairment loss calculation.

Other Income/(Loss), Net. See Note 2 to the accompanying financial statements for an analysis of the components of other income/(loss), net. In 2016, this line item increased $95,771 (418%) to income of $72,879 from loss of $(22,892) in 2015.

Trading securities gains increased $103,804 in 2016 to $55,544 compared to losses of $(48,260) in 2015. The gains and losses were primarily unrealized.

Income Tax Provision/(Benefit). Income taxes increased $648,810 (103%) to a $21,395 tax provision in 2016 from a $(627,415) tax benefit in 2015. The increase was due to the increase in income before income taxes of $1,839,833 to $134,413 in 2016 from a loss of $(1,705,420) in 2015. Of the 2016 income tax provision, the estimated current tax benefit was $(81,261) and the estimated deferred tax provision was $102,656. Of the 2015 income tax benefit, the estimated current tax provision was $156,096 and the estimated deferred tax benefit was $(783,511). See discussions above in “Results of Operations” section and Note 4 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in the “Results of Operations” section above for the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership, and Grand Woods Development, LLC, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment. For more information about these entities, see Note 3 to the accompanying financial statements.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

During the quarter ended September 30, 2016, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 to July 31, 2016	0	$0	---	---
August 1 to August 31, 2016	47	$150	---	---
September 1 to September 30, 2016	64	$150	---	---
Total	111	$150	---	---

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

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 10, 2016	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: November 10, 2016	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer