Form 10-K
period 2016-12-31
RESERVE PETROLEUM CO
filed 2017-03-29
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☑

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $19,967,661, as computed by reference to the last reported sale which was on June 29, 2016.

As of March 24, 2017, there were 157,846 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Shareholders to be held on May 23, 2017, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

Overview

The Reserve Petroleum Company (the “Company,” “we,” “our” or “us”) is engaged principally in managing its owned mineral properties and the exploration for and the development of oil and natural gas properties. Other business segments are not significant factors in our operations. The Company is a corporation organized under the laws of the State of Delaware in 1931.

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

Owned Mineral Property Management

The Company owns non-producing mineral interests in 256,335 gross acres equivalent to 88,288 net acres. These mineral interests are located in nine different states in the north and south central United States. A total of 81,155 (92%) net acres are located in the states of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration for the Company in our exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue has resulted from our owned mineral property management. In 2016, $1,487,173 (27%) of oil and gas sales was from royalty interests versus $1,969,058 (26%) in 2015. As a result of our mineral ownership, the Company had royalty interests in 10 gross (0.14 net) wells, which were drilled and completed as producing wells in 2016. This resulted in an average royalty interest of about 1.4% for these 10 new wells. The Company has very little control over the timing or extent of the operations conducted on our royalty interest properties. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests, which it owns; with a joint interest operator, we may participate in drilling additional wells on our producing leaseholds; or if our exploration program, discussed below, results in a successful exploratory well, we may participate in the drilling of additional wells on the exploratory prospect. In 2016, the Company participated in the drilling of 3 development wells with 4 wells (0.47 net), including 3 wells in progress at year-end 2015, completed as producers, and 3 wells (0.35 net) in progress at the time of this Form 10-K.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2016, we participated in the drilling of 12 exploratory wells with 1 well (0.16 net) completed as a producer, 1 well in progress at the end of 2016 and 10 wells (1.4 net) completed as dry holes.

For a summation of exploratory and development wells drilled in 2016 or planned for in 2017, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2015.”

Customers

In 2016, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. Redland Resources, LLC purchases were $1,289,760 or 24% of total oil and gas sales and Luff Exploration Company purchases were $576,787 or 11% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price.

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

Other Business

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Equity and Other Investments” and Item 8, Notes 2, 7 and 13 to the accompanying financial statements for a discussion of other business including guarantees.

Employees

At December 31, 2016, the Company had eight employees, including officers. See the Proxy Statement for additional information. During 2016, all of our employees devoted a portion of their time to duties with affiliated companies, and we were reimbursed for the affiliates’ share of compensation directly from those companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Certain Relationships and Related Transactions” and Item 8, Note 12 to the accompanying financial statements for additional information.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PropertIES

The Company’s principal properties are oil and natural gas properties. We have interests in approximately 900 producing properties with 39% of them being working interest properties and the remaining 61% being royalty interest properties. About 80% of all properties are located in Oklahoma and Texas and account for approximately 71% of our annual oil and gas sales. About 16% of the properties are located in Arkansas, Kansas and South Dakota and account for approximately 27% of our annual oil and gas sales. The remaining 4% of these properties are located in Colorado, Montana, and Nebraska and account for about 2% of our annual oil and gas sales. No individual property provides more than 8% of our annual oil and gas sales. See discussion of revenues from Robertson County, Texas, royalty interest properties in Item 7, “Operating Revenues” for additional information about significant properties.

OIL AND NATURAL GAS OPERATIONS

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 31 for working interest reserve quantity information.Since January 1, 2016, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2015 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2015. Those reserve estimates were identical.

Production

The average sales price of oil and gas production for the Company’s royalty and working interests, as well as the average working interest production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas, are presented in the table below for the years ended December 31, 2016, 2015 and 2014. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil	Gas	Oil	Gas	Cost per
	Per Bbl	Per MCF	Per Bbl	Per MCF	Equivalent MCF

2016	$38.53	$2.21	$36.49	$2.16	$1.85
2015	$47.57	$2.46	$43.09	$2.53	$1.93
2014	$90.62	$4.23	$86.34	$4.46	$1.83

At December 31, 2016, the Company had working interests in 214 gross (26.44 net) wells producing primarily gas and 230 gross (22.83 net) wells producing primarily oil. These interests were in 86,009 gross (9,854 net) producing acres. These wells include 48 gross (1.43 net) wells associated with secondary recovery projects.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2016.

	Acreage
	Gross	Net

Non-producing Mineral Interests	256,335	88,288
Undeveloped Leaseholds	77,787	13,875

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled in which the Company had a working interest for the years ended December 31, 2014 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. Net exploratory and development totals for 2016 include the 6 wells still drilling at the end of 2015. As indicated in the “Development Program” on Page 3 and “Exploration Program” on Page 4, 3 development wells and 1 exploratory well were still in process at the time of this Form 10-K.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry

2016	0.16	1.41	0.47	---
2015	0.61	0.78	0.68	---
2014	0.73	0.41	2.80	---

Recent Activities

See Item 7, under the subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2015” for a summary of recent activities related to oil and natural gas operations.

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

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid

03/31/15	$395	$340
06/30/15	$375	$330
09/30/15	$338	$241
12/31/15	$271	$218
03/31/16	$220	$151
06/30/16	$199	$178
09/30/16	$190	$182
12/31/16	$200	$183

There was limited public trading in the Company’s common stock in 2016 and 2015. There were 9 brokered trades appearing in the Company’s transfer ledger for 2016 and 10 in 2015.

At March 24, 2017, the Company had approximately 1,810 record holders of its common stock. The Company paid dividends on its common stock in the amount of $5.00 per share in the second quarter of 2016 and $10.00 per share in the second quarter of 2015. See the “Financing Activities” section of Item 7 below for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2017, if any, with the Board of Directors for its approval.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1 to October 31, 2016	8	$150	---	---
November 1 to November 30, 2016	41	$150	---	---
December 1 to December 31, 2016	13	$150	---	---
Total	62	$150	---	---

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

●

Exploration costs have been a significant component of the Company’s capital expenditures in the past and are expected to remain so in the near term. Under the successful efforts method of accounting for oil and gas properties which the Company uses, these costs are capitalized if drilling is successful or charged to operating costs and expenses if unsuccessful. Estimating the amount of future costs which may relate to successful or unsuccessful drilling is extremely imprecise at best.

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the filing date of this Form 10-K. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2017 and any Current Reports on Form 8-K filed by the Company.

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

Robert T. McLain and Jerry Crow, directors of the Company, are directors of Mesquite and Mid-American. Kyle McLain, Cameron R. McLain and John McLain are brothers and directors of the Company. Kyle McLain and Cameron McLain each own more than 5% of the common stock of the Company and are officers. Kyle McLain and Cameron McLain are officers and directors of Mesquite and Mid-American. Robert T. McLain owns an approximate 33% interest in LLTD. Kyle McLain, Cameron R. McLain and John McLain each own an approximate 11% interest in LLTD. Robert T. McLain and John McLain are not employees of any of the above entities and devote only a small amount of time conducting their business.

The above named officers, directors, and employees as a group beneficially own approximately 27% of the common stock of the Company, approximately 35% of the common stock of Mesquite, and approximately 20% of the common stock of Mid-American. These three corporations each, have only one class of stock outstanding. See Item 8, Note 12 to the accompanying financial statements for additional disclosures regarding these relationships.

EQUITY AND OTHER INVESTMENTS

The Company has a 33% partnership interest in Broadway Sixty-Eight, Ltd. (the “Partnership”), which it accounts for on the equity method. In using the equity method, the Company records the original investment in an entity as an asset and adjusts the asset balance for the Company’s share of any income or loss, as well as any additional contributions to or distributions from the entity. The Company does not have actual or effective control of the Partnership. The management of the Partnership could, at any time, make decisions in their own best interests that could affect the Company’s net income or the value of the Company’s investment.

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

Other Investments are mostly investments in limited liability companies (“LLC’s”) with smaller ownership interests that do not allow the Company to significantly influence the operations or management of the LLC’s. These investments are recorded at cost and cash distributions from the investment are recognized as income when received. The names of these investments, including ownership interest, investment amounts, the year acquired and a brief description of each, follows.

OKC Industrial Properties (“OKC”), 10%, $56,164, acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The most recent sale of approximately 45 acres occurred in January, 2017. See Item 8, Note 13 to the accompanying financial statements for the income from this sale recorded in 2017.

Bailey Hilltop Pipeline (“Bailey”), 10%, $80,377, acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma.

Cloudburst Solutions (“Solutions”), 8.125%, $1,250,000 total, initial investment of $500,000 acquired in 2014 and an additional investment of $750,000 acquired in 2016. Solutions owns exclusive rights to a water purification process technology that is being developed and currently tested.

Ocean’s NG (“Ocean”), 13.333%, $200,000, acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG.

QSN Office Park (“QSN”), 20%, $280,000, acquired in 2016. QSN is constructing and selling office buildings in a new office park.

LIQUIDITY AND CAPITAL RESOURCES

To supplement the following discussion, please refer to the Balance Sheets and the Statements of Cash Flows included in this Form 10-K.

In 2016, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available-for-sale securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available-for-sale securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. All of the available-for-sale securities are U.S. Treasury Bills.

In 2016, net cash provided by operating activities was $2,776,128. Sales (including lease bonuses), net of production costs, general and administrative costs and income taxes paid were $2,499,327, which accounted for 90% of net cash provided by operations. The remaining components provided 10% of cash flow. In 2016, net cash applied to investing activities was $7,630,988. In 2016, dividend payments and treasury stock purchases totaled $1,010,501 and accounted for all of the cash applied to financing activities.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Trading securities increased $62,983 (15%) to $473,707 in 2016 from $410,724 in 2015. The net increase is due to $82,159 in unrealized gains, which represent the change in the fair value of the securities from their original cost, offset by $19,176 of 2016 net losses.

Refundable income taxes increased $48,746 (10%) to $536,798 in 2016 from $488,052 in 2015.

Receivables increased $119,773 (19%) to $764,641 in 2016 from $644,868 in 2015. The increase was due primarily to the use of higher product prices for oil and gas sales accrual estimates for year-end 2016 compared to 2015. Additional information about oil and gas sales for 2016 is included in the “Results of Operations” section that follows.

Accounts payable decreased $63,899 (28%) to $161,749 in 2016 from $225,648 in 2015. This decrease was primarily due to decreased drilling activity.

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2016 and 2015. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

As noted above, net cash flows provided by operating activities in 2016 were $2,776,128, which, when compared to the $5,425,939 provided in 2015, represents a net decrease of $2,649,811 or 49%. The decrease was mostly due to a decrease in oil and gas sales cash flows of $3,793,121 and a $391,290 decrease in cash from Life Insurance Policy benefits. These were offset by a decrease in production costs of $531,958 and taxes of $720,036. Additional discussion of the significant items follows.

Discussion of Selected Material Line Items Resulting in a Decrease in Cash Flows. The $3,793,121 (42%) decrease in cash received from oil and gas sales to $5,346,837 in 2016 from $9,139,958 in 2015 was the result of a decrease in both oil and gas sales volumes and prices. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash received for lease bonuses increased $62,994 (8%) to $872,974 in 2016 from $809,980 in 2015.

The 2016 cash distribution from our equity investment in Broadway Sixty-Eight, Ltd., of $165,000 included our share of operating profits plus the profits from the sale of the last small office building on some land adjacent to our current office building. The 2015 cash distribution of $82,500 was primarily for our share of operating profits. See Item 8, Note 7 to the accompanying financial statements for additional information regarding Broadway Sixty-Eight, Ltd.

Cash from Life Insurance Policy benefits was $391,290 in 2015 with none in 2016.

Discussion of Selected Material Line Items Resulting in an Increase in Cash Flows. Cash paid for production costs decreased $531,958 (20%) to $2,132,055 in 2016 from $2,664,013 in 2015. This decrease was due to lower lease operating expense of $437,083 and lower production taxes of $94,875 as a result of the decrease in oil and gas sales discussed above.

Cash paid for estimated income taxes decreased $720,036 (100%) to $508 in 2016 from $720,544 in 2015. The lower payments were mostly due to lower net income and current taxable income in 2016.

Investing Activities

Net cash applied to investing activities increased $2,613,432 (52%) to $7,630,988 in 2016 from $5,017,556 in 2015. This $2,613,432 increase was due primarily to a $6,788,803 increase in cash applied to the purchase of available-for-sale securities as a result of the rising short-term interest rates offset by the $3,974,970 maturity of additional available-for-sale securities and a $169,560 increase in purchases of equity and other investments. See “Equity and Other Investments” discussion on pages 9 and 10 for additional information regarding the investments purchased in 2015 and 2016.

Financing Activities

Cash applied to financing activities decreased $664,225 (40%) to $1,010,501 in 2016 from $1,674,726 in 2015. Cash applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2016, cash dividends paid on common stock amounted to $921,667 as compared to $1,627,930 in 2015. Dividends of $5.00 per share were paid in 2016 and $10.00 per share were paid in 2015. Cash applied to purchase treasury stock increased $42,038 to $88,834 in 2016 from $46,796 in 2015.

Forward-Looking Summary

The Company’s latest estimate of business to be done in 2017 and beyond indicates the projected activity can be funded from cash flow from operations and other internal sources, including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company’s risk parameters become available or other investment opportunities become known, capital requirements may be more than the Company has available. If so, external sources of financing could be required.

RESULTS OF OPERATIONS

As disclosed in the Statements of Operations in Item 8 of this Form 10-K, in 2016 the Company had a net loss of ($84,225) as compared to net loss of ($1,885,332) in 2015. Net loss per share, basic and diluted, was ($0.53) in 2016, an increase of $11.36 per share from ($11.89) in 2015. Material line item changes in the Statements of Operations will be discussed in the following paragraphs.

Operating Revenues

Operating revenues decreased $2,159,848 (26%) to $6,291,138 in 2016 from $8,450,986 in 2015. Oil and gas sales decreased $2,222,842 (29%) to $5,418,164 in 2016 from $7,641,006 in 2015. Lease bonuses and other revenues increased $62,994 (8%) to $872,974 in 2016 from $809,980 in 2015. The decrease in oil and gas sales is discussed in the following paragraphs.

The $2,222,842 decrease in oil and gas sales was the net result of a $698,042 decrease in gas sales, a $1,505,392 decrease in oil sales and a $19,408 decrease in miscellaneous oil and gas product sales. The following price and volume analysis is presented to explain the changes in oil and gas sales from 2016 to 2015. Miscellaneous oil and gas product sales of $159,970 in 2016 and $179,378 in 2015 are not included in the analysis.

		Variance
Production	2016	Price	Volume	2015
Gas –
MCF (000 omitted)	971		(148)	1,119
$ (000 omitted)	$2,112	$(327)	$(371)	$2,810
Unit Price	$2.17	$(0.34)		$2.51

Oil –
Bbls (000 omitted)	85		(21)	106
$ (000 omitted)	$3,146	$(605)	$(901)	$4,652
Unit Price	$36.90	$(7.10)		$44.00

The $698,042 (25%) decrease in natural gas sales to $2,112,079 in 2016 from $2,810,121 in 2015 was the result of a decrease in both gas sales volumes and the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales decreased $0.34 per MCF to $2.17 per MCF in 2016 from $2.51 per MCF in 2015, resulting in a negative gas price variance of $327,186. A negative volume variance of $370,856 was the result of a decrease in natural gas volumes sold of 147,751 MCF to 971,441 MCF in 2016 from 1,119,192 MCF in 2015. The decrease in the volume of gas production was the net result of new 2016 production of about 44,000 MCF, offset by a decline of about 192,000 MCF in production from previous wells. About 42,000 MCF (22%) of this decline is from working interest wells in Van Buren County, Arkansas, and another decline of about 63,000 MCF (33%) occurred in working interest wells in Roger Mills County, Oklahoma. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were not adequate to replace working interest reserves produced in 2015 or 2016.

The gas production for 2015 and 2016 includes production from about 100 royalty interest properties drilled by various operators in Robertson County, Texas. These properties accounted for approximately 244,000 MCF and $621,000 of the 2015 gas sales and approximately 216,000 MCF and $468,000 of the 2016 gas sales. These properties accounted for about 23% of the Company’s gas revenues in 2016 versus 20% in 2015. The Company has no control over the timing of future drilling on the acreage in which we hold mineral interests.

The $1,505,392 (32%) decrease in crude oil sales to $3,146,115 in 2016 from $4,651,507 in 2015 was the result of a decrease in both the average price per barrel (Bbl) and the oil sales volumes. The average price received per Bbl of oil decreased $7.10 to $36.90 in 2016 from $44.00 in 2015, resulting in a negative oil price variance of $604,941. A decline in oil sales volumes of 20,465 Bbls to 85,251 Bbls in 2016 from 105,716 Bbls in 2015 resulted in a negative volume variance of $900,451. The decrease in the oil volume production was the net result of new 2016 production of about 3,400 Bbls, offset by a 24,000 Bbl decline in production from previous wells. Of the new 2016 production, approximately 1,200 Bbls (36%) was from new working interest wells in Chase County, Nebraska. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were not adequate to replace working interest reserves produced in 2016 or 2015.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses decreased $5,046,775 (42%) to $6,870,641 in 2016 from $11,917,416 in 2015, primarily due to a decrease in depreciation, depletion and amortization expense. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs decreased $460,288 (18%) to $2,140,756 in 2016 from $2,601,044 in 2015. The decrease was primarily the result of a $94,875 (31%) decrease in gross production tax to $216,046 in 2016 from $310,921 in 2015 and a decrease in lease operating expense of $287,711 (16%) to $1,501,022 in 2016 from $1,788,733 in 2015. Of the decrease in lease operating expense, $296,611 was the result of decreased expenses for existing wells offset by $8,900 of expenses for new wells. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property; therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration and Development Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $1,110,426 in 2016 and $1,467,772 in 2015. See Item 8, Note 8 to the accompanying financial statements for a breakdown of these costs. Exploration costs charged to operations were $429,210 in 2016 and $584,705 in 2015, inclusive of unsuccessful exploratory well costs of $253,460 in 2016 and $374,066 in 2015, and geological and geophysical costs of $175,749 in 2016 and $210,639 in 2015.

Update of Oil and Gas Exploration and Development Activity from December 31, 2015. For the year ended December 31, 2016, the Company participated in the drilling of 12 gross exploratory and 7, including 4 in progress at the end of 2015, gross development working interest wells with working interests ranging from a high of 16% to a low of 8%. Of the 12 exploratory wells, 1 was completed as a producing well, 10 as dry holes and 1 was in progress. Of the 7 development wells, 4 were completed as producing wells and 3 were in progress.

The following is a summary as of March 8, 2017, updating both exploration and development activity from December 31, 2015, for the period ended December 31, 2016.

The Company participated with 10.3% and 10.7% working interests in the completion of two development wells on a Woods County, Oklahoma prospect. The wells were drilled in 2015. Both wells are commercial producers, one gas and the other oil and gas. Capitalized costs for the period were $40,589.

The Company participated with 8% and 16% working interests in the drilling of two development wells on a Woods County, Oklahoma prospect. Completions are in progress on both wells. Capitalized costs for the period were $80,800.

The Company participated with its 8.4% interest in the acquisition of additional 3-D seismic data on a Thomas County, Kansas prospect and in the drilling of two exploratory wells on the prospect. The first well was completed as a dry hole and the second, started in 2017, is awaiting completion. Dry hole costs for the period were $29,747. Capitalized costs for the period were $23,402.

The Company participated with its 10.5% interest in a 3-D seismic survey on a Thomas County, Kansas prospect and in the drilling of two exploratory wells on the prospect. One of the wells was drilled in 2017. Both wells were completed as dry holes. Dry hole costs for the period were $28,979.

The Company participated with its 16% working interest in the drilling of two step-out wells on a Chase County, Nebraska prospect. Both wells were completed as commercial oil producers. Capitalized costs for the period were $115,547.

The Company is participating with its 14% interest in the development of a Hansford County, Texas prospect for waterflooding. The initial well has been drilled and completed as an oil producer. The second well has been drilled and will be completed as the first of five planned injection wells. Capitalized costs for the period were $146,598.

The Company participated with its 14% working interest in the drilling of an exploratory well and a salt water disposal well on a Creek County, Oklahoma prospect. The exploratory well was started in 2017 and a completion is in progress. Capitalized costs for the period were $15,365.

Since February 2016, the Company has paid $161,067 for a 16% interest in 13,804.7 net acres of leasehold on a Chase County, Nebraska prospect. A 3-D seismic survey of the prospect has been completed. The Company participated in the drilling of an exploratory well on the prospect that was completed as a dry hole. A second exploratory well will be drilled starting in March 2017. Seismic costs for the period were $92,599 and dry hole costs were $38,256.

In March 2016, the Company purchased a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect for $345,923. The Company is participating in the development of the prospect and a geologic study of the prospect area has been completed. The Company is currently engaged in efforts to sell a portion of its interest. Geological and geophysical costs for the period were $14,158.

In April 2016, the Company purchased a 14% interest in three prospects in Okfuskee and Seminole Counties, Oklahoma for $57,415. The Company participated in the drilling of an exploratory well on each of the prospects. All three wells were completed as dry holes. Dry hole costs for the period were $69,948.

In May 2016, the Company purchased a 14% interest in 640 net acres of leasehold and 3-D seismic data on a Lavaca County, Texas prospect for $56,000. The Company participated in the drilling of an exploratory well on the prospect that is awaiting completion. Capitalized costs for the period were $182,357.

In July 2016, the Company purchased a 16% interest in 2,071.6 net acres of leasehold on a Kingman County, Kansas prospect for $26,516. The Company participated in the re-entry and washdown of two old wellbores on the prospect. Both re-entries were unsuccessful and have been plugged. Dry hole costs for the period were $41,738.

In October 2016, the Company purchased a 35% interest in 2,240 net acres of leasehold on a Crockett County, Texas prospect for $47,454. A geologic study of the prospect area is in progress, and the Company is currently engaged in efforts to sell a portion of its interest.

In December 2016, the Company purchased a 14% interest in 1,280 net acres of leasehold on a Hodgeman County, Kansas prospect for $14,336 and in January 2017 paid $10,888 in estimated seismic costs. A 3-D seismic survey of the prospect area has been completed and an exploratory well will be drilled in April 2017.

In January 2017, the Company purchased a 14% interest in 2,443.84 net acres of leasehold on a Leflore County, Oklahoma prospect for $119,748. The Company participated in the drilling of an exploratory well on the prospect in 2017 that was completed as a dry hole.

In March 2017, the Company purchased a 16% interest in 587.6 net acres of leasehold on a Harvey County, Kansas prospect for $7,521 and paid $11,931 in estimated seismic costs. A 3-D seismic survey of the prospect area has been completed and an exploratory well will be drilled in November 2017.

In March 2017, the Company agreed to purchase a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. The Company’s share of land and seismic costs is estimated to be $580,000 over a two-year period. Exploratory drilling should start sometime in 2018.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major DD&A components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $390,584 in 2016 and $329,871 in 2015. Of the 2016 provision, $334,831 was due to the annual amortization of undeveloped leaseholds and $55,753 was due to specific leasehold impairments. The 2015 provision was due to the annual amortization of undeveloped leaseholds of $301,052 and specific leasehold impairments of $28,819.

As discussed in Item 8, Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. Those assets meeting the first criterion are adjusted to estimated fair value. Evaluation for impairment was performed in both 2016 and 2015. The 2016 impairment loss was $727,845 and the 2015 impairment loss was $3,726,267. The $2,998,422 decrease in impairments in 2016 was mainly due to fairly stable oil and natural gas prices.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The Company did not participate in any horizontal working interest wells in 2015 or 2016. A horizontal well may cost five to eight times as much as a vertically drilled well. In addition, horizontal wells’ initial production rates tend to be greater and their production decline rates are usually higher than in vertical wells. The larger investment in the costlier horizontal wells and the increased production rates result in an increase in depreciation expense. The provision for depletion and depreciation declined $1,432,221 (48%) to $1,570,972 in 2016 from $3,003,193 in 2015. This decrease is due to the reasons discussed above. The provision also includes $113,578 for 2016 and $135,088 for 2015 for the amortization of the Asset Retirement Costs. See Item 8, Note 2 to the accompanying financial statements for additional information regarding the Asset Retirement Obligation.

Other Income, Net. See Item 8, Note 11 to the accompanying financial statements for an analysis of the components of this line item for 2016 and 2015. Other income, net increased $229,314 (326%) to $299,592 in 2016 from $70,278 in 2015. The line items responsible for this net increase are described below.

Net realized and unrealized gain (loss) on trading securities increased $97,470 to a net gain of $61,729 in 2016 from a net loss of ($35,741) in 2015. Realized gains or losses result when a trading security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in trading securities owned at the reporting date to estimated fair value. In 2016, the Company had realized losses of $20,430 and unrealized gains of $82,159. In 2015, the Company had realized gains of $31,902 and unrealized losses of $67,643.

Income from investments increased $95,000 to $155,000 in 2016 from $60,000 in 2015.

Gains on asset sales decreased $46,364 to $22,123 in 2016 from $68,487.

Interest income increased $33,017 to $46,370 in 2016 from $13,353 in 2015. This increase was the result of a rise in the average interest rate and an increase in the average balance of cash equivalents and average balance of available-for-sale securities from which most of the interest income is derived. The average interest rate increased from 0.11% in 2015 to 0.33% in 2016. The average balance outstanding increased $1,994,941 to $13,845,418 in 2016 from $11,850,477 in 2015.

Provision for Income Taxes. See Item 8, Note 6 to the accompanying financial statements for an analysis of the various components of income taxes. In 2016, the Company had an estimated income tax benefit of $172,886 as the result of a current tax benefit of $57,676, plus a deferred tax benefit of $115,210. In 2015, the Company had an estimated income tax benefit of $1,472,545 as the result of a current tax provision of $386,886, offset by a deferred tax benefit of $1,859,431.

ITEM 7A.	QUANTITATIVE AND QUALiTATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Reserve Petroleum Company

We have audited the accompanying balance sheets of The Reserve Petroleum Company as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Reserve Petroleum Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HoganTaylor LLP

Oklahoma City, Oklahoma

March 29, 2017

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS
	December 31,
	2016	2015
Current Assets:
Cash and Cash Equivalents (Note 2)	$8,071,854	$13,937,215
Available-for-Sale Securities (Notes 2 & 5)	13,443,636	8,642,053
Trading Securities (Notes 2 & 5)	473,707	410,724
Refundable Income Taxes	536,798	488,052
Receivables (Note 2)	764,641	644,868
Total Current Assets	23,290,636	24,122,912

Investments:
Equity Investments (Notes 2 & 7)	822,570	964,770
Other, at Cost	1,906,856	876,856
Total Investments	2,729,426	1,841,626

Property, Plant and Equipment (Notes 2, 8 & 10):
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,180,018	1,874,283
Proved Properties	53,030,034	52,735,721
Oil and Gas Properties, Gross	55,210,052	54,610,004

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	44,456,113	42,535,199
Oil and Gas Properties, Net	10,753,939	12,074,805
Other Property and Equipment, at Cost	406,430	392,918

Less – Accumulated Depreciation	231,887	244,362
Other Property and Equipment, Net	174,543	148,556
Total Property, Plant and Equipment	10,928,482	12,223,361
Total Assets	$36,948,544	$38,187,899

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2016	2015
Current Liabilities:
Accounts Payable	$161,749	$225,648
Other Current Liabilities	25,590	26,006
Total Current Liabilities	187,339	251,654

Long-Term Liabilities:
Asset Retirement Obligation (Note 2)	1,710,677	1,677,328
Dividends Payable (Note 3)	1,278,266	1,407,959
Deferred Tax Liability, Net (Note 6)	1,511,160	1,626,370
Total Long-Term Liabilities	4,500,103	4,711,657
Total Liabilities	4,687,442	4,963,311

Commitments and Contingencies (Notes 2 & 7)

Stockholders’ Equity (Notes 3 & 4):
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,600,718	34,475,369
Stockholders’ Equity Before Treasury Stock	33,758,086	34,632,737

Less – Treasury Stock, at Cost	1,496,984	1,408,149
Total Stockholders’ Equity	32,261,102	33,224,588
Total Liabilities and Stockholders’ Equity	$36,948,544	$38,187,899

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Operating Revenues:
Oil and Gas Sales	$5,418,164	$7,641,006
Lease Bonuses and Other	872,974	809,980
Total Operating Revenues	6,291,138	8,450,986

Operating Costs and Expenses:
Production	2,140,756	2,601,044
Exploration	429,210	584,705
Depreciation, Depletion, Amortization and Valuation Provisions (Note 10)	2,719,899	7,091,552
General, Administrative and Other	1,580,776	1,640,115
Total Operating Costs and Expenses	6,870,641	11,917,416
Loss from Operations	(579,503)	(3,466,430)
Equity Income in Investees (Note 7)	22,800	38,275
Other Income, Net (Note 11)	299,592	70,278
Loss Before Income Taxes	(257,111)	(3,357,877)
Income Tax Benefit (Notes 2 & 6)	(172,886)	(1,472,545)
Net Loss	$(84,225)	$(1,885,332)

Per Share Data (Note 2):
Net Loss, Basic and Diluted	$(0.53)	$(11.89)
Cash Dividends	$5.00	$10.00
Weighted Average Shares Outstanding, Basic and Diluted	158,107	158,557

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance at December 31, 2014	$92,368	$65,000	$37,946,212	$(1,361,353)	$36,742,227

Net Loss	---	---	(1,885,332)	---	(1,885,332)
Dividends Declared	---	---	(1,585,511)	---	(1,585,511)
Purchase of Treasury Stock	---	---	---	(46,796)	(46,796)

Balance at December 31, 2015	92,368	65,000	34,475,369	(1,408,149)	33,224,588

Net Loss	---	---	(84,225)	---	(84,225)
Dividends Declared	---	---	(790,426)	---	(790,426)
Purchase of Treasury Stock	---	---	---	(88,835)	(88,835)

Balance at December 31, 2016	$92,368	$65,000	$33,600,718	$(1,496,984)	$32,261,102

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

Cash from Operating Activities:
Cash Received –
Oil and Gas Sales	$5,346,837	$9,139,958
Lease Bonuses and Other	872,974	809,980
Sale of Trading Securities	858,921	561,844
Interest Received	42,228	14,995
Agricultural Rentals and Other	60,648	11,193
Dividends Received on Trading Securities	1,254	1,032
Cash Distributions from Equity Investments	165,000	82,500
Cash from Life Insurance Policy Benefits	---	391,290
Tax Refunds	9,438	---
Cash Paid –
Production Costs	(2,132,055)	(2,664,013)
General Suppliers, Employees and Taxes, Other than Income Taxes	(1,587,921)	(1,638,948)
Purchase of Trading Securities	(860,175)	(562,832)
Income Taxes Paid, Net	(508)	(720,544)
Farm Expense and Other	(513)	(516)
Net Cash Provided by Operating Activities	2,776,128	5,425,939

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Securities	17,283,067	13,308,097
Purchase of Available-for-Sale Securities	(22,084,650)	(15,295,847)
Proceeds from Disposal of Property, Plant and Equipment	23,774	70,981
Purchase of Property, Plant and Equipment	(1,978,179)	(2,300,347)
Cash Distributions from Other Investments	155,000	60,000
Purchase of Equity and Other Investments	(1,030,000)	(860,440)
Net Cash Applied to Investing Activities	(7,630,988)	(5,017,556)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	$(921,667)	$(1,627,930)
Purchase of Treasury Stock	(88,834)	(46,796)
Total Cash Applied to Financing Activities	(1,010,501)	(1,674,726)

Net Change in Cash and Cash Equivalents	(5,865,361)	(1,266,343)

Cash and Cash Equivalents at Beginning of Year	13,937,215	15,203,558
Cash and Cash Equivalents at End of Year	$8,071,854	$13,937,215

Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net Loss	$(84,225)	$(1,885,332)
Net Loss Increased (Decreased) by Net Change in –
Net Unrealized Holding (Gains)/Losses on Trading Securities	(82,159)	67,643
Accounts Receivable	(70,046)	1,499,203
Interest and Dividends Receivable	(4,142)	(1,715)
Refundable Income Taxes	(48,746)	(333,659)
Accounts Payable	5,911	(54,408)
Trading Securities	19,176	(32,891)
Deferred Taxes	(115,210)	(1,859,431)
Other Liabilities	46,602	46,814
Income from Equity and Other Investments	(177,800)	(98,275)
Cash Distribution from Equity Investments	165,000	82,500
Cash from Life Insurance Policy Benefits	---	391,290
Exploratory Costs	377,112	355,780
Disposition of Property, Plant and Equipment	24,756	156,868
Depreciation, Depletion, Amortization and Valuation Provisions	2,719,899	7,091,552
Net Cash Provided by Operating Activities	$2,776,128	$5,425,939

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

Unrealized gains and losses on available-for-sale securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the financial statements. There are no significant cumulative unrealized gains or losses on available-for-sale securities as of December 31, 2016 or 2015.

Equity and Cost Investments:

The Company accounts for its non-marketable investment in partnerships on the equity method if ownership allows the Company to exercise significant influence, or the cost method, if not. See Note 7 for additional information on equity investments.

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

Other property and equipment are depreciated on the straight-line, declining-balance, or other accelerated methods as appropriate.

The following estimated useful lives are used for the different types of property:

Office furniture and fixtures (years)	5	to	10
Automotive equipment (years)	5	to	8

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The federal income tax returns for 2013, 2014 and 2015 are subject to examination.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2016 and 2015, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas, and South Dakota. The Company had two purchasers in 2016 whose purchases were 35% of total oil and gas sales, compared to one in 2015 with 27% of total sales.

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

The following table summarizes the asset retirement obligation for 2016 and 2015:

	2016	2015
Beginning balance at January 1	$1,677,328	$1,645,597
Liabilities incurred	18,321	49,275
Liabilities settled (wells sold or plugged)	(20,542)	(17,214)
Accretion expense	47,018	47,531
Revision to estimate	(11,448)	(47,861)
Ending balance at December 31	$1,710,677	$1,677,328

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. Generally Accepted Accounting Principles (“GAAP”) under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 (as amended) is effective for the Company beginning January 1, 2018. The new standard allows application either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the adoption method and the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires that deferred income tax assets and liabilities be classified as noncurrent in the balance sheet. For public entities, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company early adopted ASU 2015-17 as of December 31, 2016, on a retrospective basis to all prior balance sheet periods presented. As a result of the adoption, the Company reclassified $61,710 and $12,487 as of December 31, 2016, and December 31, 2015, respectively, from "Other Current Liabilities" in current liabilities to “Deferred Tax Liability, Net” in long term liabilities on the balance sheets. Adoption of ASU 2015-17 had no impact on the Company's current and previously reported shareholders' equity, results of operations or cash flows. The affected prior period deferred income tax account balances presented throughout this report on Form 10-K have been adjusted to reflect the retroactive adoption of ASU 2015-17.

In January, 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The update simplifies the accounting and disclosures related to equity investments. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. Adoption of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases with new lease accounting guidance. Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. ASU 2016-02 is effective for the Company beginning after December 15, 2018, including interim periods within those fiscal years. The Company currently has no capital or operating leases. Accordingly, we do not expect this new guidance to have any impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses certain issues where diversity in practice was identified and may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. All of the amendments in ASU 2016-15 are required to be adopted at the same time. The Company does not expect this new guidance to have a material impact on the Company’s statement of cash flows.

Note 3 – DIVIDENDS PAYABLE

Dividends payable includes amounts that are due to stockholders whom the Company has been unable to locate, stockholders’ heirs pending ownership transfer documents, or uncashed dividend checks of other stockholders.

Note 4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

		Shares of
	Shares	Treasury	Shares
	Issued	Stock	Outstanding
January 1, 2015, $.50 par value stock, 200,000 shares authorized	184,735	26,063	158,672
Purchase of stock	---	214	(214)
December 31, 2015, $.50 par value stock, 200,000 shares authorized	184,735	26,277	158,458
Purchase of stock	---	554	(554)
December 31, 2016, $.50 par value stock, 200,000 shares authorized	184,735	26,831	157,904

Note 5 – MARKETABLE SECURITIES

At December 31, 2016, available-for-sale securities, consisting entirely of U.S. government securities, are due within one year or less by contractual maturity.

For trading securities, in 2016 the Company recorded realized losses of $20,430 and unrealized gains of $82,159. In 2015 the Company recorded realized gains of $31,902 and unrealized losses of $67,643.

Note 6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2016	2015
Assets:
Net Leasehold Impairment Reserves	$290,167	$298,061
Gas Balance Receivable	52,379	52,379
Long-Lived Asset Impairment	1,745,936	2,163,449
Deferred Geological and Geophysical Expense	62,720	110,107
Other	406,579	385,307
Total Assets	2,557,781	3,009,303

Liabilities:
Receivables	91,622	70,335
Intangible Drilling Costs	2,856,294	3,434,057
Depletion, Depreciation and Other	1,121,025	1,131,281
Total Liabilities	4,068,941	4,635,673
Net Deferred Tax Liability	$(1,511,160)	$(1,626,370)

The decrease in the deferred tax liability for 2016 reflected in the above table is primarily the result of a decline of intangible drilling costs.

The following table summarizes the current and deferred portions of income tax expense:

	Year Ended December 31,
	2016	2015
Current Tax Provision/(Benefit):
Federal	$(57,494)	$402,676
State	(182)	(15,790)
Total Current Provision/(Benefit)	(57,676)	386,886
Deferred Tax Benefit	(115,210)	(1,859,431)
Total Benefit	$(172,886)	$(1,472,545)

The total income tax benefit expressed as a percentage of loss before income tax was 67% for 2016 and 44% for 2015. These amounts differ from the amounts computed by applying the statutory U.S. federal income tax rate of 34% for 2016 and 2015 to loss before income tax as summarized in the following reconciliation:

	Year Ended December 31,
	2016	2015

Computed Federal Tax Benefit	$(87,418)	$(1,141,678)

Increase (Decrease) in Tax From:
Allowable Depletion in Excess of Basis	(83,460)	(359,552)
Dividend Received Deduction	(878)	(723)
State Income Tax Benefit	(182)	(15,790)
Other	(948)	45,198
Income Tax Benefit	$(172,886)	$(1,472,545)
Effective Tax Rate	67%	44%

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

Note 7 – EQUITY INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

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

The Company leases its corporate office from the Partnership. The operating lease, under which the space was rented, expired February 28, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $30,000 for 2016 and 2015.

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

Note 8 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

All of the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2016	2015
Acquisition of Properties:
Unproved	$715,520	$360,685
Proved	---	108,384
Exploration Costs	856,075	846,879
Development Costs	254,351	620,893
Asset Retirement Obligation	18,321	49,275

Note 9 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. During 2016 and 2015 there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At December 31, 2016 and 2015, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	2016

	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2017	$	---	$13,443,636	$	---
Trading Securities –
Domestic Equities		333,516	---		---
International Equities		83,948	---		---
Others		56,243	---		---

	2015

	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2016	$	---	$8,642,053	$	---
Trading Securities –
Domestic Equities		292,820	---		---
International Equities		100,920	---		---
Others		16,984	---		---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents non-recurring fair value liabilities. The fair value of the non-financial liabilities incurred was $18,321 in 2016 and $49,275 in 2015 and was calculated using Level 3 inputs. See Note 2 for more information about this liability and the inputs used for calculating fair value.

The fair value of oil and gas properties used in estimating impairment losses of $727,845 for 2016 and $3,726,267 for 2015 were based on Level 3 inputs. See Note 10 for the procedure used for calculating these expenses.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables, and dividends payable. As of December 31, 2016 and 2015, the historical cost of cash and cash equivalents, trade receivables, trade payables, and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $727,845 for 2016 and $3,726,267 for 2015 are included in the Statements of Operations in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments for 2016 and 2015 were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 11 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	2016	2015
Net Realized and Unrealized Gain (Loss) on Trading Securities	$61,729	$(35,741)
Gains on Asset Sales	22,123	68,487
Interest Income	46,370	13,353
Settlements of Class Action Lawsuits	55,048	5,593
Agricultural Rental Income	5,600	5,600
Dividend Income	1,254	1,033
Income from Other Investments	155,000	60,000
Interest and Other Expenses	(47,532)	(48,047)
Other Income, Net	$299,592	$70,278

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

Mesquite, Mid-American and LLTD share facilities and employees including executive officers with the Company. The Company has been reimbursed for services, facilities, and miscellaneous business expenses incurred in 2016 in the amount of $182,926 each by Mesquite, Mid-American and LLTD. Reimbursements in 2015 were $194,686 each by Mesquite, Mid-American and LLTD. Included in the 2016 amounts, Mesquite, Mid-American and LLTD each paid $132,215 for their share of salaries. In 2015, the share of salaries paid by Mesquite, Mid-American and LLTD was $132,611 each.

Note 13 – SUBSEQUENT EVENTS

In January 2017, the Company received $440,000 from OKC Industrial Properties (OKC) as its share of profit from the sale of some undeveloped real estate by OKC. The Company owns 10% of OKC and our investment of $56,164 is included in the balance sheet line item “Investments: Other, at Cost.” The $440,000 will be included as income in the operating results for the quarter ending March 31, 2017.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

 SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

	Year Ended December 31,
	2016	2015
Oil and Condensate (Bbls)
Proved Developed and Undeveloped Reserves:
Beginning of Year	462,241	523,871
Revisions of Previous Estimates	(1,977)	(580)
Extensions and Discoveries	9,148	23,159
Purchase of Reserves	---	---
Production	(67,828)	(84,209)
End of Year	401,584	462,241
Proved Developed Reserves:
Beginning of Year	415,402	482,717
End of Year	358,822	415,402

Gas (MCF)
Proved Developed and Undeveloped Reserves:
Beginning of Year	3,637,626	4,477,027
Revisions of Previous Estimates	(49,227)	(154,733)
Extensions and Discoveries	71,715	73,220
Purchase of Reserves	---	---
Production	(636,360)	(757,888)
End of Year	3,023,754	3,637,626
Proved Developed Reserves:
Beginning of Year	3,309,750	4,188,946
End of Year	2,809,944	3,309,750

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

Notes:

1.

Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 17,423 Bbls of oil and 335,081 MCF of gas for 2016 and 21,507 Bbls of oil and 361,304 MCF of gas for 2015.

2.

The preceding table sets forth estimates of the Company’s proved oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2016 and 2015. The Company engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

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

4.

The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2016 summary reserve report was tested by comparison to 2016 average sales price information from the accounting records.

 SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTEREST
OIL AND GAS RESERVES
(Unaudited)

	At December 31,
	2016	2015
Future Cash Inflows	$20,452,614	$26,969,731
Future Production and Development Costs	(11,392,251)	(13,382,527)
Future Asset Retirement Obligation	(1,802,124)	(1,873,242)
Future Income Tax Benefit (Expense)	369,553	(1,057,870)
Future Net Cash Flows	7,627,792	10,656,092
10% Annual Discount for Estimated Timing of Cash Flows	(2,373,717)	(3,250,586)
Standardized Measure of Discounted Future Net Cash Flows	$5,254,075	$7,405,506

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2015 and 2016, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

 SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY

CHANGES IN STANDARDIZED MEASURE OF

DISCOUNTED FUTURE NET CASH FLOWS FROM

PROVED WORKING INTEREST RESERVE QUANTITIES

(Unaudited)

	Year Ended December 31,
	2016	2015
Standardized Measure, Beginning of Year	$7,405,506	$21,693,023
Sales and Transfers, Net of Production Costs	(1,935,438)	(3,145,463)
Net Change in Sales and Transfer Prices, Net of Production Costs	(1,992,946)	(17,350,045)
Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	347,007	745,025
Revisions of Quantity Estimates	(62,357)	(226,084)
Accretion of Discount	1,006,978	2,921,430
Purchases of Reserves in Place	---	---
Net Change in Income Taxes	1,009,435	4,836,078
Net Change in Asset Retirement Obligation	(13,669)	15,800
Changes in Production Rates (Timing) and Other	(510,441)	(2,084,258)
Standardized Measure, End of Year	$5,254,075	$7,405,506

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a Smaller Reporting Company, Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

/s/ Cameron R. McLain	/s/ James L. Tyler
Cameron R. McLain, President	James L. Tyler, 2nd Vice President
Principal Executive Officer	Principal Financial Officer
March 29, 2017	March 29, 2017

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.2	Amended By-Laws dated November 16, 2004, are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

14	Code of Ethics for Senior Officers incorporated by reference to Exhibit 14 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 30, 2006.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed electronically herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

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

Date: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Jerry L. Crow
Kyle L. McLain (Chairman of the Board)	Jerry L. Crow (Director)
March 29, 2017	March 29, 2017

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 29, 2017	March 29, 2017