Form 10-Q
period 2017-03-31
RESERVE PETROLEUM CO
filed 2017-05-10
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑     Yes     ☐     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☑     Yes     ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐     Yes     ☑     No

As of May 5, 2017, 157,788 shares of the registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$8,769,450	$8,071,854
Available-for-Sale Securities	13,443,636	13,443,636
Trading Securities	517,261	473,707
Refundable Income Taxes	464,423	536,798
Receivables	704,620	764,641

Total Current Assets	23,899,390	23,290,636

Investments:
Equity Investments	812,183	822,570
Other Investments, at Cost	1,906,856	1,906,856

Total Investments	2,719,039	2,729,426

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,349,717	2,180,018
Proved Properties	53,309,074	53,030,034

Oil and Gas Properties, Gross	55,658,791	55,210,052

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	44,876,987	44,456,113

Oil and Gas Properties, Net	10,781,804	10,753,939

Other Property and Equipment, at Cost	409,066	406,430

Less – Accumulated Depreciation	240,234	231,887

Other Property and Equipment, Net	168,832	174,543

Total Property, Plant and Equipment	10,950,636	10,928,482

Total Assets	$37,569,065	$36,948,544

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$253,850	$161,749
Other Current Liabilities	37,589	25,590

Total Current Liabilities	291,439	187,339

Long-Term Liabilities:
Asset Retirement Obligation	1,719,535	1,710,677
Dividends Payable	1,270,944	1,278,266
Deferred Tax Liability, Net	1,508,813	1,511,160

Total Long-Term Liabilities	4,499,292	4,500,103

Total Liabilities	4,790,731	4,687,442

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,128,211	33,600,718

Stockholders’ Equity Before Treasury Stock	34,285,579	33,758,086

Less – Treasury Stock, at Cost	1,507,245	1,496,984

Total Stockholders’ Equity	32,778,334	32,261,102

Total Liabilities and Stockholders’ Equity	$37,569,065	$36,948,544

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Operating Revenues:
Oil and Gas Sales	$1,581,476	$1,045,537
Lease Bonuses and Other	---	1,529
Total Operating Revenues	1,581,476	1,047,066
Operating Costs and Expenses:
Production	526,699	531,321
Exploration	149,506	97,912
Depreciation, Depletion, Amortization and Valuation Provisions	447,598	1,013,725
General, Administrative and Other	385,430	425,739
Total Operating Costs and Expenses	1,509,233	2,068,697
Income/(Loss) from Operations	72,243	(1,021,631)

Other Income, Net	525,330	66,693
Income/(Loss) Before Income Tax Provision/(Benefit)	597,573	(954,938)
Income Tax Provision/(Benefit):
Current	72,427	(34,028)
Deferred	(2,348)	(300,055)
Total Income Tax Provision/(Benefit)	70,079	(334,083)
Net Income/(Loss)	$527,494	$(620,855)
Per Share Data:
Net Income/(Loss), Basic and Diluted	$3.34	$(3.92)

Weighted Average Shares Outstanding, Basic and Diluted	157,880	158,323

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net Cash Provided by Operating Activities	$1,117,674	$349,090

Cash Provided by/(Applied to) Investing Activities:
Proceeds from Disposal of Property, Plant and Equipment	16,498	5,840
Purchase of Property, Plant and Equipment	(443,742)	(695,814)
Equity Investments	24,750	---

Net Cash Applied to Investing Activities	(402,494)	(689,974)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(7,322)	(131,513)
Purchase of Treasury Stock	(10,262)	(46,340)

Total Cash Applied to Financing Activities	(17,584)	(177,853)

Net Change in Cash and Cash Equivalents	697,596	(518,737)

Cash and Cash Equivalents, Beginning of Period	8,071,854	13,937,215

Cash and Cash Equivalents, End of Period	$8,769,450	$13,418,478

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2016, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (hereinafter, the “2016 Form 10-K”).

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended
	March 31,
	2017	2016
Net Realized and Unrealized Gain/(Loss) on Trading Securities	$42,872	$(23,244)
Gain on Asset Sales	15,591	4,455
Interest Income	18,096	10,322
Equity Earnings in Investees	14,363	71,718
Other Income	446,199	15,295
Interest and Other Expenses	(11,791)	(11,853)
Other Income, Net	$525,330	$66,693

Note 3 –	EQUITY INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

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

Note 4 – PROVISION FOR INCOME TAXES

In 2017 and 2016, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2016	$1,710,677
Liabilities incurred for new wells (net of revisions)	---
Liabilities settled (wells sold or plugged)	(2,786)
Accretion expense	11,644
Balance at March 31, 2017	$1,719,535

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At March 31, 2017 and December 31, 2016, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2017
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities – U.S. Treasury Bills Maturing in 2017	$	---	$13,443,636	$	---
Trading Securities:
Domestic Equities		359,815	---		---
International Equities		92,558	---		---
Others		64,888	---		---

	December 31, 2016
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities – U.S. Treasury Bills Maturing in 2017	$	---	$13,443,636	$	---
Trading Securities:
Domestic Equities		333,516	---		---
International Equities		83,948	---		---
Others		56,243	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the quarter ended March 31, 2016 was $6,185 with none in 2017, and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the quarter ended March 31, 2016 was $508,964 with none in 2017. This also represents non-recurring fair value expense calculated using Level 3 inputs. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2016 Form 10-K for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2017 and December 31, 2016, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

See the “New Accounting Pronouncements” disclosures on page 25 of the 2016 Form 10-K. There were no other accounting pronouncements issued since December 31, 2016 that were directly applicable to the Company or will have any material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the 2016 Form 10-K, as well as the financial statements included in this Form 10-Q.

Forward-Looking Statements

This discussion and analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give the Company’s current expectations of future events. They include statements regarding the drilling of oil and gas wells, the production that may be obtained from oil and gas wells, cash flow and anticipated liquidity and expected future expenses.

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 8 of the 2016 Form 10-K.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q, and we undertake no obligation to update this information. You are urged to carefully review and consider the disclosures made in this and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2017, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $1,117,674, a distribution from an equity investment of $24,750 and proceeds from sale of property of $16,498. The Company utilized cash for property additions of $443,742 and financing activities of $17,584 for total cash applied of $461,326. Cash and cash equivalents increased $697,596 to $8,769,450.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2016. A discussion of these items follows.

Trading securities increased $43,554 (9%) from $473,707 to $517,261. The increase was the result of a $128,410 increase in the trading securities’ market value minus $84,856 of net loss from these securities.

Receivables declined $60,021 (8%) to $704,620 from $764,641. This decrease was due entirely to lower oil and gas sales receivables.

Refundable income taxes decreased $72,375 (13%) to $464,423 from $536,798 due mostly to the first quarter 2017 current income tax provision of $72,427.

Accounts payable increased $92,101 (57%) to $253,850 from $161,749 due to an increase in the drilling and exploration activity in the quarter ended March 31, 2017 compared to the quarter ended December 31, 2016.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $1,117,674 in 2017, an increase of $768,584 (220%) from the comparable period in 2016. The increase was the result of increased oil and gas sales and income from Other Investments. For more information see “Operating Revenues” and “Other Income, Net” below.

Cash applied to the purchase of property additions in 2017 was $443,742, a decrease of $252,072 (36%) from cash applied in 2016 of $695,814. For both 2017 and 2016, cash applied to property additions was mostly related to oil and gas exploration and development activity. The decrease in property additions for 2017 is mostly due to an approximate $346,000 prospect purchase in Crockett and Val Verde Counties, Texas in the first quarter of 2016. There were no similar purchases in 2017. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2016 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2017, Compared with Three Months Ended March 31, 2016

Net income increased $1,148,350 to $527,494 in 2017 from loss of $(620,855) in 2016. Net income per share, basic and diluted, increased $7.26 to $3.34 in 2017 from loss of $(3.92) in 2016.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $535,939 (51%) to $1,581,476 in 2017 from $1,045,537 in 2016. Of the $535,939 increase, crude oil sales increased $334,636; natural gas sales increased $180,602; and miscellaneous oil and gas product sales increased $20,701.

The $334,636 (58%) increase in oil sales to $908,700 in 2017 from $574,064 in 2016 was the net result of an increase in the average price per barrel (Bbl) offset by a decrease in the volume sold. The volume of oil sold decreased 2,365 Bbls to 19,399 Bbls in 2017, resulting in a negative volume variance of $62,389. The average price per Bbl increased $20.46 to $46.84 per Bbl in 2017, resulting in a positive price variance of $397,025. The decrease in oil volumes sold was mostly due to production declines from older wells partially offset by production of 2,812 Bbls from new wells.

The $180,602 (41%) increase in gas sales to $623,544 in 2017 from $442,942 in 2016 was the net result of an increase in the average price per thousand cubic feet (MCF) offset by a decrease in the volume sold. The volume of gas sold decreased 52,861 MCF to 196,554 MCF in 2017 from 249,415 MCF in 2016, for a negative volume variance of $94,093. The decrease in gas volumes sold was mostly due to production declines from older wells partially offset by production of 19,500 MCF from new wells. The average price per MCF increased $1.39 to $3.17 per MCF in 2017 from $1.78 per MCF in 2016, resulting in a positive price variance of $274,695.

Sales from the Robertson County, Texas royalty interest properties provided approximately 22% of the Company’s first quarter gas sales volumes for 2017 and 21% of the first quarter gas sales volumes for 2016. See discussion on page 12 of the 2016 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 12% of the Company’s first quarter 2017 gas sales volumes and about 13% of the first quarter 2016 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $49,232 in 2017 compared to $28,531 in 2016.

The Company received lease bonuses of $1,529 in the first quarter of 2016 for leases on its owned minerals with none in the first quarter of 2017.

Operating Costs and Expenses. Operating costs and expenses decreased $559,464 (27%) to $1,509,233 in 2017 from $2,068,697 in 2016.

Exploration Costs. Total exploration expense increased $51,594 (53%) to $149,506 in 2017 from $97,912 in 2016. The net increase was due to an increase of $130,855 in dry hole costs, offset by a decrease in geological and geophysical expense of $79,261.

The following is a summary as of May 2, 2017, updating both exploration and development activity from December 31, 2016, for the period ended March 31, 2017.

The Company participated with 8% and 16% working interests in the completion of two development wells that were drilled in 2016 on a Woods County, Oklahoma prospect. Both wells are commercial oil and gas producers. Capitalized costs for the period were $51,200.

The Company participated with its 8.4% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. A completion is in progress. Capitalized costs for the period were $20,135.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a dry hole. Dry hole costs for the period were $22,381.

The Company is participating with its 14% interest in the development of a Hansford County, Texas prospect for waterflooding. The first of five planned injection wells and a water supply well have been drilled and completed, and facilities construction is proceeding. Capitalized costs for the period were $100,950.

The Company participated with its 14% working interest in the drilling of an exploratory well and a salt water disposal well on a Creek County, Oklahoma prospect. The exploratory well was completed as a marginal oil producer. Capitalized costs for the period were $32,047.

The Company participated with its 16% working interest in the drilling of an exploratory well on a Chase County, Nebraska prospect. The well is awaiting completion. Capitalized costs for the period were $76,296.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. The Company is participating in the development of the prospect and is currently engaged in efforts to sell a portion of its interest.

The Company is participating with its 14% working interest in an exploratory well on a Lavaca County, Texas prospect. Drilling is in progress.

The Company is participating with a 35% interest in the development of a Crockett County, Texas prospect on which 2,480 net acres of leasehold have been acquired, with an additional 2,402.5 net acres set to close in May 2017. A geologic study of the prospect area is in progress, and the Company is currently engaged in efforts to sell a portion of its interest.

The Company participated with its 14% interest in a 3-D seismic survey and in the drilling of an exploratory well on a Hodgeman County, Kansas prospect. The well is awaiting completion. Capitalized costs for the period were $25,593.

In January 2017, the Company purchased a 14% interest in 2,443.84 net acres of leasehold on a Leflore County, Oklahoma prospect for $119,748. The Company participated in the drilling of an exploratory well on the prospect that was completed as a dry hole. Dry hole costs for the period were $109,800.

In March 2017, the Company purchased a 16% interest in 587.6 net acres of leasehold on a Harvey County, Kansas prospect for $7,521. A 3-D seismic survey of the prospect area has been completed and an exploratory well will be drilled in November 2017. Seismic costs for the period were $8,625.

In March 2017, the Company agreed to purchase a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. The Company’s share of land and seismic costs is estimated to be $580,000 over a two-year period. Exploratory drilling should start sometime in 2018. Capitalized costs for the period were $33,254.

In March 2017, the Company paid $8,800 for a 16% interest in 429.36 net acres of leasehold and a producing well on a Comanche County, Kansas prospect. The Company will participate in a re-completion of the producing well starting in May 2017.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $566,127 (56%) to $447,598 in 2017 from $1,013,725 in 2016. The decrease was due primarily to a $508,964 impairment loss for the three months ended March 31, 2016, with no similar impairment loss for the same period of 2017. The impairment loss for 2016 was due to lower oil and natural gas futures prices. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2016 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $458,637 to $525,330 in 2017 from $66,693 in 2016. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item.

Trading securities gains in 2017 were $42,872 compared to losses of $(23,244) in 2016, an increase of $66,116. In 2017, the Company had realized losses of $(85,538) and unrealized gains of $128,410 from adjusting the securities to estimated fair market value. In 2016, the Company had realized losses of $(3,920) and unrealized losses of $(19,324).

Earnings from Equity Investments decreased $57,355 to $14,363 in 2017 from $71,718 in 2016. The decrease was due primarily to $55,000 of income from Grand Woods Development, LLC in 2016 with no similar amount in 2017.

Other Income increased $430,904 to $446,199 in 2017 from $15,295 in 2016 primarily due to income from an Other Investment of $440,000 in 2017 with no similar amount in 2016. See Note 13 – SUBSEQUENT EVENTS on page 30 of the 2016 Form 10-K for more information about this income.

Income Tax Provision/(Benefit). Income taxes increased $404,162 to a $70,079 tax provision in 2017 from a $(334,083) tax benefit in 2016. The increase was due to an increase in pretax income of $1,552,511 to income of $597,573 in 2017 from a loss of $(954,938) in 2016. Of the 2017 income tax net provision, the estimated current tax provision of $72,427 was offset by an estimated deferred tax benefit of $(2,348). Of the 2016 income tax benefit, the current tax benefit and deferred tax benefit were $(34,028) and $(300,055), respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2017, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1 to January 31, 2017	12		$150	---	---
February 1 to February 28, 2017	---	$	---	---	---
March 1 to March 31, 2017	56		$150	---	---
Total	68		$150	---	---

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 10, 2017	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: May 10, 2017	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer