Form 10-Q
period 2017-06-30
RESERVE PETROLEUM CO
filed 2017-08-10
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

☑     Yes     ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐     Yes     ☑     No

As of August 4, 2017, 157,771 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$4,804,012	$8,071,854
Available-for-Sale Securities	16,398,003	13,443,636
Trading Securities	539,808	473,707
Refundable Income Taxes	459,084	536,798
Receivables	738,957	764,641

Total Current Assets	22,939,864	23,290,636

Investments:
Equity Investments	806,114	822,570
Other Investments, at Cost	1,910,189	1,906,856

Total Investments	2,716,303	2,729,426

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,532,519	2,180,018
Proved Properties	52,746,219	53,030,034

Oil and Gas Properties, Gross	55,278,738	55,210,052

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	44,547,419	44,456,113

Oil and Gas Properties, Net	10,731,319	10,753,939

Other Property and Equipment, at Cost	413,037	406,430

Less – Accumulated Depreciation	248,720	231,887

Other Property and Equipment, Net	164,317	174,543

Total Property, Plant and Equipment	10,895,636	10,928,482

Total Assets	$36,551,803	$36,948,544

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$111,570	$161,749
Other Current Liabilities	49,589	25,590

Total Current Liabilities	161,159	187,339

Long-Term Liabilities:
Asset Retirement Obligation	1,722,833	1,710,677
Dividends Payable	1,295,870	1,278,266
Deferred Tax Liability, Net	1,455,960	1,511,160

Total Long-Term Liabilities	4,474,663	4,500,103

Total Liabilities	4,635,822	4,687,442

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,273,889	33,600,718

Stockholders’ Equity Before Treasury Stock	33,431,257	33,758,086

Less – Treasury Stock, at Cost	1,515,276	1,496,984

Total Stockholders’ Equity	31,915,981	32,261,102

Total Liabilities and Stockholders’ Equity	$36,551,803	$36,948,544

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Revenues:
Oil and Gas Sales	$1,630,516	$1,344,396	$3,211,992	$2,389,933
Lease Bonuses and Other	---	47,356	---	48,885

Total Operating Revenues	1,630,516	1,391,752	3,211,992	2,438,818

Operating Costs and Expenses:
Production	534,102	517,529	1,060,801	1,048,850
Exploration	372,641	69,510	522,147	167,422
Depreciation, Depletion, Amortization and Valuation Provisions	484,524	410,592	932,122	1,424,317
General, Administrative and Other	423,835	410,381	809,265	836,120

Total Operating Costs and Expenses	1,815,102	1,408,012	3,324,335	3,476,709

Loss from Operations	(184,586)	(16,260)	(112,343)	(1,037,891)

Other Income, Net	72,194	201,784	597,524	268,477

Income/(Loss) Before Provision/(Benefit) for Income Taxes	(112,392)	185,524	485,181	(769,414)

Income Tax Provision/(Benefit):
Current	5,842	44,683	78,269	10,655
Deferred	(52,853)	(6,385)	(55,201)	(306,440)

Total Income Tax Provision/(Benefit)	(47,011)	38,298	23,068	(295,785)

Net Income/(Loss)	$(65,381)	$147,226	$462,113	$(473,629)

Per Share Data
Net Income/(Loss), Basic and Diluted	$(0.41)	$0.93	$2.93	$(2.99)

Cash Dividends Declared and/or Paid	$5.00	$5.00	$5.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted	157,800	158,125	157,840	158,225

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Net Cash Provided by Operating Activities	$1,834,361	$618,710

Cash Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(16,398,003)	(8,641,014)
Maturity of Available-for-Sale Securities	13,443,636	8,642,053
Proceeds from Disposal of Property, Plant and Equipment	145,844	21,395
Purchase of Property, Plant and Equipment	(1,525,468)	(1,018,028)
Cash Paid for Investments	(3,333)	(280,000)
Cash Distributions from Equity and Other Investments	24,750	155,000

Net Cash Applied to Investing Activities	(4,312,574)	(1,120,594)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(771,337)	(892,989)
Purchase of Treasury Stock	(18,292)	(62,874)

Total Cash Applied to Financing Activities	(789,629)	(955,863)

Net Change in Cash and Cash Equivalents	(3,267,842)	(1,457,747)

Cash and Cash Equivalents, Beginning of Period	8,071,854	13,937,215

Cash and Cash Equivalents, End of Period	$4,804,012	$12,479,468

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2016, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (hereinafter, the “2016 Form 10-K”).

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Realized and Unrealized Gain on Trading Securities	$22,003	$24,964	$64,875	$1,720
Gain on Asset Sales	42,586	15,289	58,177	19,744
Interest Income	24,914	14,518	43,010	24,840
Equity Earnings/(Losses) in Investees	(6,069)	18,532	8,294	35,250
Other Income	542	140,369	446,741	210,664
Interest and Other Expenses	(11,782)	(11,888)	(23,573)	(23,741)

Other Income, Net	$72,194	$201,784	$597,524	$268,477

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

The Company’s Equity Investments also include a 47% ownership in Grand Woods Development, LLC (the “LLC”) an Oklahoma limited liability company acquired in November 2015. The LLC owns approximately 26.3 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed a $1,155,000 loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage.

Note 4 – PROVISION FOR INCOME TAXES

In 2017 and 2016, the effective tax rate was different than the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2016	$1,710,677
Liabilities incurred for new wells (net of revisions)	9,452
Liabilities settled (wells sold or plugged)	(20,583)
Accretion expense	23,287
Balance at June 30, 2017	$1,722,833

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At June 30, 2017 and December 31, 2016, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2017
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities – U.S. Treasury Bills Maturing in 2017	$	---	$16,398,003	$	---
Trading Securities:
Domestic Equities		296,511	---		---
International Equities		211,607	---		---
Others		31,690	---		---

	December 31, 2016
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities – U.S. Treasury Bills Maturing in 2017	$	---	$13,443,636	$	---
Trading Securities:
Domestic Equities		333,516	---		---
International Equities		83,948	---		---
Others		56,243	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the six months ended June 30, was $9,452 in 2017 and $10,992 in 2016 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses in the six months ended June 30 of $88,764 in 2017, with $508,964 for 2016, also represents non-recurring fair value expenses calculated using Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2017 and December 31, 2016, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated projected future price decks current with the period. For the six months ended June 30, 2017, the assessment resulted in an impairment provision of $88,764, with $508,964 for the same period in 2016. The impairment provision for the six months ended June 30, 2017 is principally the result of lower projected future prices for oil and gas. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2017, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $1,834,361 and cash provided by the maturities of available-for-sale securities of $13,443,636. Additional cash of $145,844 was provided by property dispositions and $24,750 from investment distributions for total cash provided of $15,448,591. The Company utilized cash for the purchase of available-for-sale securities of $16,398,003, property additions of $1,525,468, other investment activity of $3,333 and financing activities of $789,629 for total cash applied of $18,716,433. Cash and cash equivalents decreased $3,267,842 (40%) to $4,804,012.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2016. A discussion of these items follows.

Available-for-sale securities increased $2,954,367 (22%) from $13,443,636 to $16,398,003. The increase was due to purchasing additional available-for-sale securities because of rising short term interest rates.

Trading securities increased $66,101 (14%) from $473,707 to $539,808. The increase was the result of a $99,488 increase in the trading securities’ market value minus $33,387 of net loss from these securities.

Refundable income taxes decreased $77,714 (14%) to $459,084 from $536,798 due mostly to the second quarter 2017 current income tax provision of $78,269.

Accounts payable decreased $50,179 (31%) to $111,570 from $161,749 due to a decrease in the drilling and exploration activity in the quarter ended June 30, 2017 compared to the quarter ended December 31, 2016.

Other current liabilities increased $23,999 (94%) to $49,589 from $25,590 due primarily to an increase of $24,000 in ad valorem tax accruals. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $1,834,361 in 2017, an increase of $1,215,651 (196%) from the comparable period in 2016. The increase was primarily due to increased oil and gas sales and income from Other Investments. For more information see “Operating Revenues” and “Other Income” below.

Cash applied to the purchase of property additions in 2017 was $1,525,468, an increase of $507,440 (50%) from cash applied in 2016 of $1,018,028. In both 2017 and 2016, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2016 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Six Months Ended June 30, 2017, Compared with Six Months Ended June 30, 2016

Net income increased $935,742 to net income of $462,113 in 2017 from a $(473,629) net loss in 2016. Net income per share, basic and diluted, increased $5.92 to $2.93 per share in 2017 from a $(2.99) loss per share in 2016.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $822,059 (34%) to $3,211,992 in 2017 from $2,389,933 in 2016. The $822,059 increase is due to higher crude oil sales of $403,498; higher natural gas sales of $380,883; and an increase in miscellaneous oil and gas product sales of $37,678.

The $403,498 (28%) increase in oil sales to $1,847,698 in 2017 from $1,444,200 in 2016 was the net result of a decrease in the volume sold, offset by an increase in the average price per barrel (Bbl). The volume of oil sold decreased 4,041 Bbls to 40,595 Bbls in 2017, resulting in a negative volume variance of $130,726. This volume decrease was the net result of an increase of 2,345 Bbls for production that began after June 30, 2016, offset by a decline of 6,386 Bbls from older properties. The average price per Bbl increased $13.17 to $45.52 per Bbl in 2017, resulting in a positive price variance of $534,224.

The $380,883 (43%) increase in gas sales to $1,262,235 in 2017 from $881,352 in 2016 was the result of a decrease in the volume sold, offset by an increase in the average price per thousand cubic feet (MCF). The volume of gas sold decreased 69,799 MCF to 425,391 MCF from 495,190 MCF in 2016, for a negative volume variance of $124,242. The decrease in gas volumes sold was the net result of approximately 88,298 MCF of production declines from older wells, partially offset by production of approximately 18,500 MCF from wells that first produced after June 30, 2016. The average price per MCF increased $1.19 to $2.97 per MCF from $1.78 per MCF in 2016, resulting in a positive price variance of $505,125.

Sales from the Robertson County, Texas royalty interest properties provided approximately 24% of the Company’s first half 2017 gas sales volumes. See discussion on page 12 of the 2016 Form 10-K under the subheading “Operating Revenues” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $102,059 in 2017 compared to $64,381 in 2016.

The Company received lease bonuses of $48,885 in the first half of 2016 for leases on its owned minerals with none in 2017. In 2016, most of the bonuses were for leases on owned minerals in Texas.

Operating Costs and Expenses. Operating costs and expenses decreased $152,374 (4%) to $3,324,335 in 2017 from $3,476,709 in 2016. Material line item changes are discussed and analyzed in the following paragraphs.

Exploration Costs. Total exploration expense increased $354,725 (212%) to $522,147 in 2017 from $167,422 in 2016. Dry hole costs increased $465,075 to $485,100 in 2017 from $20,025 in 2016. Geological and geophysical expense decreased $119,350 to $28,047 in 2017 from $147,397 in 2016. The remaining difference is the result of $9,000 of delay rental expense in 2017 with no similar amount in 2016.

The following is a summary as of July 31, 2017, updating both exploration and development activity from December 31, 2016, for the period ended June 30, 2017.

The Company participated with 8% and 16% working interests in the completion of two development wells that were drilled in 2016 on a Woods County, Oklahoma prospect. Both wells are commercial oil and gas producers. Capitalized costs for the period were $51,327.

The Company is participating with an 11.1% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. Drilling is in progress. Capitalized costs for the period were $24,258.

The Company participated with its 8.4% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a marginal oil producer. Capitalized costs for the period were $21,047.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a dry hole. Dry hole costs for the period were $23,816.

The Company is participating with its 14% interest in the development of a Hansford County, Texas prospect for waterflooding. Of five planned injection wells, one has been drilled, completed and is injecting water, two have been drilled with completions in progress and two more will be drilled later this year. A water supply well has been drilled and completed and facilities construction is proceeding. Field wide injection should commence before year end. Capitalized costs for the period were $290,533.

The Company participated with its 14% working interest in the drilling of an exploratory well and a salt water disposal well on a Creek County, Oklahoma prospect. The exploratory well was completed as a marginal oil producer. The Company is participating in the drilling of an additional exploratory well on the prospect that is in progress. Capitalized costs for the period were $45,993.

The Company participated with its 16% working interest in the drilling of an exploratory well on a Chase County, Nebraska prospect. The well was completed as a dry hole. Dry hole costs for the period were $58,000.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. The Company is participating in the development of the prospect and is currently engaged in efforts to sell a portion of its interest.

The Company participated with its 14% working interest in the drilling of an exploratory well on a Lavaca County, Texas prospect. The well was completed as a dry hole. Dry hole costs for the period were $228,455.

The Company participated with a 35% interest in the development of a Crockett County, Texas prospect on which 4,950.5 net acres of leasehold have been acquired. A geologic study of the prospect area has been completed and the Company has sold a portion of its leasehold rights, leaving it with a 12.25% interest. An exploratory well will be drilled in August 2017. Total costs to date for the prospect are $10,606, with an additional approximately $15,000 of leasehold costs anticipated.

The Company participated with its 14% interest in a 3-D seismic survey and in the drilling of an exploratory well on a Hodgeman County, Kansas prospect. The well was completed as a dry hole. Dry hole costs for the period were $43,000.

In January 2017, the Company purchased a 14% interest in 2,443.84 net acres of leasehold on a Leflore County, Oklahoma prospect for $119,748. The Company participated in the drilling of an exploratory well on the prospect that was completed as a dry hole. Dry hole costs for the period were $123,515.

In March 2017, the Company purchased a 16% interest in 587.6 net acres of leasehold on a Harvey County, Kansas prospect for $7,521. A 3-D seismic survey of the prospect area has been completed and an exploratory well will be drilled in November 2017. Seismic costs for the period were $8,625.

In March 2017, the Company agreed to purchase a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. The Company’s share of land and seismic costs is estimated to be $580,000 over a two-year period. Exploratory drilling should start sometime in 2018. Capitalized costs for the period were $122,885.

In March 2017, the Company paid $8,800 for a 16% interest in 429.36 net acres of leasehold and a producing well on a Comanche County, Kansas prospect. A re-completion of the producing well is in progress. Additional capitalized costs for the period were $16,403.

In May 2017, the Company purchased a 10.5% interest in 460.27 net acres of leasehold on a Lea County, New Mexico prospect for $26,580. An exploratory well will be drilled starting in August 2017. Prepaid costs for the period were $159,895.

In June 2017, the Company purchased a 10.5% interest in 1,808.44 net acres of leasehold on a Coke County, Texas prospect for $59,043. An exploratory well will be drilled starting in August 2017.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $492,195 (35%) to $932,122 in 2017 from $1,424,317 in 2016. The decrease is primarily due to a 2016 long lived asset impairment of $508,964 compared to $88,764 for 2017. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2016 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $329,047 (123%) to $597,524 in 2017 from $268,477 in 2016. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item. Components with significant changes are discussed in the following paragraphs.

Gains on trading securities in 2017 were $64,875 compared to gains of $1,720 in 2016, an increase of $63,155. In 2017, the Company had realized losses of $(34,613) and unrealized gains of $99,488 from adjusting the securities to estimated fair market value. In 2016, the Company had realized gains of $9,323 and unrealized losses of $(7,603).

Other Income increased $236,077 (112%) to $446,741 in 2017 from $210,664 in 2016. The increase was mostly due to $440,000 in other investment income in 2017 compared to $210,000 in 2016.

Income Tax Provision/(Benefit). Income taxes increased $318,853 to a $23,068 tax provision in 2017 from a $(295,785) tax benefit in 2016. Of the 2017 income tax provision, the estimated current tax expense was $78,269 and the estimated deferred tax benefit was $(55,201). Of the 2016 income tax benefit, the estimated current tax expense was $10,655 and the estimated deferred tax benefit was $(306,440). See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2017, Compared with Three Months Ended June 30, 2016

Net income decreased $212,607 (144%) to net loss of $(65,381) in 2017 from net income of $147,226 in 2016. The material changes in the results of operations, which caused the decrease in net income, are discussed below.

Operating Revenues. Revenues from crude oil and natural gas sales increased $286,120 (21%) to $1,630,516 in 2017 from $1,344,396 in 2016. This was due to increases in crude oil sales of $68,862; natural gas sales of $200,281; and sales of miscellaneous products of $16,977.

The $68,862 increase in crude oil sales was the net result of a decrease in the volume of oil sold of 1,677 Bbls to 21,195 Bbls, for a negative volume variance of $63,793, and an increase in the average price received of $6.26 per Bbl to $44.30, for a positive price variance of $132,655.

The $200,281 increase in natural gas sales was the net result of a decrease in the volume of gas sold of 16,939 MCF to 228,836 MCF, for a negative volume variance of $30,151, and an increase in the average price of $1.01 per MCF to $2.79, for a positive price variance of $230,432.

Other operating revenues were $47,356 in 2016 for lease bonuses with none in 2017.

Operating Costs and Expenses. Operating costs and expenses increased $407,090 (29%) to $1,815,102 in 2017 from $1,408,012 in 2016. Material line item changes are discussed and analyzed in the following paragraphs.

Exploration Costs. Total exploration expense increased $303,131 (436%) to $372,641 in 2017 from $69,510 in 2016. Dry hole costs increased $334,222 to $355,807 in 2017 from $21,585 in 2016. Geological and geophysical expense decreased $40,091 to $7,834 in 2017 from $47,925 in 2016. The remaining difference is the result of $9,000 of delay rental expense in 2017 with no similar amount in 2016.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $73,932 (18%) to $484,524 in 2017 from $410,592 in 2016. The increase was due primarily to a long lived asset impairment of $88,764 in 2017 with none in the second quarter of 2016. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2016 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item decreased $129,590 (64%) to $72,194 in 2017 from $201,784 in 2016. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. Components with significant changes are discussed in the following paragraphs.

Other Income decreased $139,827 to $542 in 2017 from $140,369 in 2016. This was mostly due to a decrease of $140,000 in income from other investments.

Income Tax Provision/(Benefit). Income taxes decreased $85,309 to a tax benefit of $(47,011) in 2017 from a tax provision of $38,298 in 2016. See discussion above in “Item 2.” and Note 4 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership, and Grand Woods Development, LLC, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment. For more information about these entities and the related off-balance sheet arrangements, see Note 3 to the accompanying financial statements.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended June 30, 2017, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 to April 30, 2017	47	$150	---	---
May 1 to May 31, 2017	1	$150	---	---
June 1 to June 30, 2017	6	$150	---	---
Total	54	$150	---	---

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

THE RESERVE PETROLEUM COMPANY (Registrant)

Date: August 10, 2017	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 10, 2017	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer