Form 10-Q
period 2017-09-30
RESERVE PETROLEUM CO
filed 2017-11-13
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐     Yes     ☑     No

As of November 3, 2017, 157,715 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Derived from audited financial statements)
Current Assets:
Cash and Cash Equivalents	$5,328,037	$8,071,854
Available-for-Sale Securities	16,398,003	13,443,636
Trading Securities	566,466	473,707
Refundable Income Taxes	227,779	536,798
Receivables	913,043	764,641

Total Current Assets	23,433,328	23,290,636

Investments:
Equity Investments	795,197	822,570
Other Investments, at Cost	1,910,189	1,906,856

Total Investments	2,705,386	2,729,426

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,541,840	2,180,018
Proved Properties	53,074,649	53,030,034

Oil and Gas Properties, Gross	55,616,489	55,210,052

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	44,876,843	44,456,113

Oil and Gas Properties, Net	10,739,646	10,753,939

Other Property and Equipment, at Cost	413,932	406,430

Less – Accumulated Depreciation	255,780	231,887

Other Property and Equipment, Net	158,152	174,543

Total Property, Plant and Equipment	10,897,798	10,928,482

Total Assets	$37,036,512	$36,948,544

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Derived from audited financial statements)
Current Liabilities:
Accounts Payable	$241,332	$161,749
Other Current Liabilities	61,589	25,590

Total Current Liabilities	302,921	187,339

Long-Term Liabilities:
Asset Retirement Obligation	1,746,233	1,710,677
Dividends Payable	1,279,817	1,278,266
Deferred Tax Liability, Net	1,492,726	1,511,160

Total Long-Term Liabilities	4,518,776	4,500,103

Total Liabilities	4,821,697	4,687,442

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,577,367	33,600,718

Stockholders’ Equity Before Treasury Stock	33,734,735	33,758,086

Less – Treasury Stock, at Cost	1,519,920	1,496,984

Total Stockholders’ Equity	32,214,815	32,261,102

Total Liabilities and Stockholders’ Equity	$37,036,512	$36,948,544

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017	2016
Operating Revenues:
Oil and Gas Sales		$1,404,721		$1,512,304	$4,616,713	$3,902,237
Lease Bonuses and Other		184,282		160,909	184,282	209,794

Total Operating Revenues		1,589,003		1,673,213	4,800,995	4,112,031

Operating Costs and Expenses:
Production		543,789		517,953	1,604,590	1,566,803
Exploration		14,969		314,541	537,116	481,963
Depreciation, Depletion, Amortization and Valuation Provisions		362,471		429,168	1,294,593	1,853,485
General, Administrative and Other		349,561		350,017	1,158,826	1,186,137

Total Operating Costs and Expenses		1,270,790		1,611,679	4,595,125	5,088,388

Income/(Loss) from Operations		318,213		61,534	205,870	(976,357)

Other Income, Net		53,339		72,879	650,863	341,356

Income/(Loss) Before Provision for Income Taxes		371,552		134,413	856,733	(635,001)

Income Tax Provision/(Benefit):
Current		31,308		(81,261)	109,577	(70,606)
Deferred		36,766		102,656	(18,435)	(203,784)

Total Income Tax Provision/(Benefit)		68,074		21,395	91,142	(274,390)

Net Income/(Loss)		$303,478		$113,018	$765,591	$(360,611)

Per Share Data
Net Income/(Loss), Basic and Diluted		$1.92		$0.72	$4.85	$(2.28)

Cash Dividends Declared and/or Paid	$	---	$	---	$5.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted		157,765		158,041	157,815	158,163

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Net Cash Provided by Operating Activities	$2,653,307	$1,273,657

Cash Applied to Investing Activities:
Purchases of Available-for-Sale Securities	(16,398,003)	(8,641,014)
Maturity of Available-for-Sale Securities	13,443,636	8,642,053
Proceeds from Disposal of Property, Plant and Equipment	188,993	21,395
Purchase of Property, Plant and Equipment	(1,842,774)	(1,267,879)
Cash Paid for Investments	(3,333)	(1,030,000)
Cash Distributions from Equity and Other Investments	24,750	155,000

Net Cash Applied to Investing Activities	(4,586,731)	(2,120,445)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(787,456)	(918,468)
Purchase of Treasury Stock	(22,937)	(79,485)

Total Cash Applied to Financing Activities	(810,393)	(997,953)

Net Change in Cash and Cash Equivalents	(2,743,817)	(1,844,741)

Cash and Cash Equivalents, Beginning of Period	8,071,854	13,937,215

Cash and Cash Equivalents, End of Period	$5,328,037	$12,092,474

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2016, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission (hereinafter, the “2016 Form 10-K”).

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Realized and Unrealized Gain on Trading Securities	$25,985	$55,544	$90,860	$57,264
Gain on Asset Sales	---	---	58,177	19,744
Interest Income	41,448	9,523	84,458	34,363
Equity Earnings/(Losses) in Investees	(10,917)	13,838	(2,623)	49,088
Other Income	8,613	5,872	455,354	216,536
Interest and Other Expenses	(11,790)	(11,898)	(35,363)	(35,639)

Other Income, Net	$53,339	$72,879	$650,863	$341,356

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2016	$1,710,677
Liabilities incurred for new wells (net of revisions)	21,208
Liabilities settled (wells sold or plugged)	(20,583)
Accretion expense	34,931
Balance at September 30, 2017	$1,746,233

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At September 30, 2017 and December 31, 2016, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2017
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities – U.S. Treasury Bills Maturing in 2017	$	---	$16,398,003	$	---
Trading Securities:
Domestic Equities		350,312	---		---
International Equities		181,407	---		---
Others		34,747	---		---

	December 31, 2016
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities – U.S. Treasury Bills Maturing in 2017	$	---	$13,443,636	$	---
Trading Securities:
Domestic Equities		333,516	---		---
International Equities		83,948	---		---
Others		56,243	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30 was $21,208 in 2017 and $10,855 in 2016 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses of $88,764 in the nine months ended September 30, 2017, with $508,964 for 2016, also represents non-recurring fair value expenses using the income approach and Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2017 and December 31, 2016, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company updates the reserve calculations utilizing updated estimates of forward crude oil and natural gas prices. The assessment determined no impairment provision was needed for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, the assessment resulted in an impairment provision of $88,764 and for the same period in 2016, the impairment provision was $508,964. The impairment provisions for both 2017 and 2016 were principally the result of lower projected future prices for oil and gas. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2017, the Company continued to fund its business activity through the use of internal sources of cash. The Company had cash provided by operations of $2,653,307 and cash provided by the maturities of available-for-sale securities of $13,443,636. Additional cash of $213,743 was provided by property dispositions and an investment distribution for total cash provided of $16,310,686. The Company utilized cash for the purchase of available-for-sale securities of $16,398,003; property additions of $1,842,774; investments activity of $3,333; and financing activities of $810,393 for total cash applied of $19,054,503. Cash and cash equivalents decreased $2,743,817 (34%) to $5,328,037.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2016. A discussion of these items follows.

Available-for-sale securities increased $2,954,367 (22%) from $13,443,636 to $16,398,003. The increase was due to purchasing additional available-for-sale securities because of rising short-term interest rates.

Trading securities increased $92,759 (20%) from $473,707 to $566,466. The increase was the result of a $76,703 increase in the trading securities’ market value plus $16,056 of net gain from these securities.

Refundable income taxes decreased $309,019 (58%) to $227,779 from $536,798. This decrease was due primarily to the estimated current income tax provision of $109,577 for the nine months ended September 30, 2017, plus a federal income tax refund of $200,000.

Receivables increased $148,402 (19%) from $764,641 to $913,043. This increase was due entirely to higher oil and gas sales receivables. Sales variances are discussed in the “Results of Operations” section below.

Accounts payable increased $79,583 (49%) to $241,332 from $161,749. This increase was primarily due to an increase in drilling activity at September 30, 2017 versus December 31, 2016.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,653,307 in 2017, an increase of $1,379,650 (108%) from the comparable period in 2016. The increase was primarily due to increased operating revenues and other income, partly offset by increased production and exploration expense for 2017 compared to 2016. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property, plant and equipment in 2017 was $1,842,774, an increase of $574,895 (45%) from cash applied in 2016 of $1,267,879. In both 2017 and 2016, cash applied to property, plant and equipment additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash paid for investments in 2017 was $3,333, a decrease of $1,026,667 from cash paid in 2016 of $1,030,000. In 2016, the Company initially invested $280,000 in QSN Office Park and increased its original $500,000 investment in Cloudburst Solutions by an additional $750,000. The $3,333 for 2017 was an additional investment in Ocean’s NG.

Cash applied to the payment of dividends in 2017 was $787,456, a decrease of $131,012 (14%) from cash applied in 2016 of $918,468.

Conclusion. The depressed oil and natural gas commodity prices continue to present many problems and hardships in the oil and gas exploration and production industry. However, during the first nine months of 2017, the Company has continued to generate positive operating cash flows at levels adequate to cover our operating and financing cash needs. Current cash reserves were used for some investment opportunities during this same period. Management is unable to quantify the effect that a continuation of the current depressed commodity prices will have on the Company. Operating results could be negatively impacted by the non-cash long-lived asset impairment write-downs required by the depressed commodity prices. However, management believes that with our current cash reserves the Company will not suffer any material adverse effects to its financial condition for the foreseeable future. Management is unaware of any additional material trends, demands, commitments, events or uncertainties that would impact liquidity and capital resources to the extent that the discussion presented in the 2016 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2017, Compared with Nine Months Ended September 30, 2016

Net income/(loss) increased $1,126,202 (312%) to $765,591 in 2017 from $(360,611) in 2016. Net income/(loss) per share, basic and diluted, increased $7.13 to $4.85 in 2017 from $(2.28) in 2016.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from crude oil and natural gas sales increased $714,476 (18%) to $4,616,713 in 2017 from $3,902,237 in 2016. Of the $714,476 increase, crude oil sales increased $380,811; natural gas sales increased $292,011; and miscellaneous oil and gas product sales increased $41,654.

The $380,811 (17%) increase in oil sales to $2,650,516 in 2017 from $2,269,705 in 2016 was the net result of an increase in the average price per barrel (Bbl) and a decrease in the volume sold. The average price per Bbl increased $10.19 to $45.01 per Bbl in 2017, resulting in a positive price variance of $599,829. The volume of oil sold decreased 6,290 Bbls to 58,886 Bbls in 2017, resulting in a negative volume variance of $219,018. The net decrease in oil volumes sold was mostly due to production declines from older wells, partially offset by production of 5,010 Bbls from new wells in Oklahoma and Texas.

The $292,011 (19%) increase in gas sales to $1,816,421 in 2017 from $1,524,410 in 2016 was the net result of an increase in the average price per thousand cubic feet (MCF) and a decrease in the volume sold. The average price per MCF increased $0.65 to $2.67 per MCF in 2017, resulting in a positive price variance of $445,402. The volume of gas sold decreased 75,936 MCF to 679,328 MCF in 2017, resulting in a negative volume variance of $153,391. The net decrease in gas volumes sold was mostly due to production declines from older wells, partially offset by production of 27,550 MCF from several new working and royalty interest wells.

Sales from the Robertson County, Texas royalty interest properties provided approximately 22% and 23% of the Company’s first nine months 2016 and 2017 gas sales volumes, respectively. See discussion on page 12 of the 2016 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $149,776 in 2017 as compared to $108,122 in 2016.

The Company received lease bonuses of $171,229 in the first nine months of 2017 for leases on its owned minerals compared to $208,992 in the first nine months of 2016.

In 2017, 100% of the lease bonuses were for leases on owned minerals in Texas. In 2016, 66% of the lease bonuses were for leases on owned minerals in Oklahoma, mostly in Woodward County, and the remainder were for owned minerals in Texas.

Operating Costs and Expenses. Operating costs and expenses decreased $493,263 (10%) to $4,595,125 in 2017 from $5,088,388 in 2016. Material line item changes are discussed and analyzed in the following paragraphs.

Exploration Costs. Total exploration expense increased $55,153 (11%) to $537,116 in 2017 from $481,963 in 2016. The increase is due to an increase in dry hole costs and an increase in delay rental expense, offset by a decrease in geological and geophysical expenses. Geological and geophysical expenses totaled $25,817 in 2017 as compared to $162,449 in 2016. Dry hole costs increased $181,662 to $501,176 in 2017 from $319,514 in 2016. Delay rentals were $10,123 for 2017 with none in 2016.

The following is a summary as of October 27, 2017, updating both exploration and development activity from December 31, 2016, for the period ended September 30, 2017.

The Company participated with 8% and 16% working interests in the completion of two development wells that were drilled in 2016 on a Woods County, Oklahoma prospect. Both wells are commercial oil and gas producers. Capitalized costs for the period were $51,633.

The Company participated with an 11.1% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $55,085.

The Company participated with its 8.4% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a marginal oil producer. Capitalized costs for the period were $22,560.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a dry hole. Dry hole costs for the period were $24,226.

The Company is participating with its 14% interest in the development of a Hansford County, Texas prospect for waterflooding. Of five planned injection wells, three have been drilled, completed and are injecting water and two will be drilled starting in January 2018. There are two producing wells. A water supply well has been drilled and completed and facilities construction is proceeding. Field wide injection should commence in 2018. Capitalized costs for the period were $450,104.

The Company participated with its 14% working interest in the drilling of two exploratory wells and a salt water disposal well on a Creek County, Oklahoma prospect. One exploratory well was completed as a marginal oil producer and the other as a commercial oil producer. Capitalized costs for the period were $60,897.

The Company participated with its 16% working interest in the drilling of an exploratory well on a Chase County, Nebraska prospect. The well was completed as a dry hole. Dry hole costs for the period were $63,942.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. The Company is participating in the development of the prospect and is currently engaged in efforts to sell a portion of its interest.

The Company participated with its 14% working interest in the drilling of an exploratory well on a Lavaca County, Texas prospect. The well was completed as a dry hole. Dry hole costs for the period were $245,212.

The Company participated with a 35% interest in the development of a Crockett County, Texas prospect on which 4,882.5 net acres of leasehold have been acquired. A geologic study of the prospect area has been completed and the Company has sold a portion of its leasehold rights, leaving it with a 12.25% interest. An exploratory well is in progress. Total leasehold and geologic costs to date for the prospect are $22,856.

The Company participated with its 14% interest in a 3-D seismic survey and in the drilling of an exploratory well on a Hodgeman County, Kansas prospect. The well was completed as a dry hole. Dry hole costs for the period were $46,768.

In January 2017, the Company purchased a 14% interest in 2,443.84 net acres of leasehold on a Leflore County, Oklahoma prospect for $119,748. The Company participated in the drilling of an exploratory well on the prospect that was completed as a dry hole. Dry hole costs for the period were $123,515.

In March 2017, the Company purchased a 16% interest in 587.6 net acres of leasehold on a Harvey County, Kansas prospect for $7,521. A 3-D seismic survey of the prospect area has been completed and an exploratory well is in progress. Seismic costs for the period were $8,625 and capitalized costs were $30,176.

In March 2017, the Company agreed to purchase a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. The Company’s share of land and seismic costs is estimated to be $580,000 over a two-year period. Exploratory drilling should start sometime in 2018. Capitalized costs for the period were $242,393.

In March 2017, the Company paid $8,800 for a 16% interest in 429.36 net acres of leasehold and a producing well on a Comanche County, Kansas prospect. A re-completion attempt of the producing well has been unsuccessful and it is under evaluation. Additional capitalized costs for the period were $24,588.

In May 2017, the Company purchased a 10.5% interest in 460.27 net acres of leasehold on a Lea County, New Mexico prospect for $26,580. An exploratory well has been drilled on the prospect and is awaiting completion. Capitalized costs for the period were $159,897.

Starting in June 2017, the Company purchased a 10.5% interest in 3,088.44 net acres of leasehold on a Coke County, Texas prospect for $96,003. An exploratory well has been drilled on the prospect and is awaiting completion. Capitalized costs for the period were $7,316.

In September 2017, the Company agreed to take a 7% interest in a Summit County, Utah prospect and to participate in the drilling of an exploratory well on the prospect that will start in November 2017.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $558,892 (30%) to $1,294,593 in 2017 from $1,853,485 in 2016. Most the decrease was due to long-lived impairment losses for 2017 of $88,764 compared to $508,964 for 2016. The remaining $138,692 decrease is due to lower oil and gas sales volumes (see “Operating Revenues” above) and a lower depreciable asset base. The lower depreciable asset base is primarily the result of the $727,845 of long-lived asset impairment losses for the fiscal year 2016. The impairment loss for 2016 was due to lower oil and natural gas futures prices compared to prices at the beginning of the year. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2016 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $309,507 (91%) to $650,863 in 2017 from $341,356 in 2016. See Note 2 to the accompanying financial statements for an analysis of the components of this item.

Trading securities gains increased $33,596 to $90,860 in 2017 from $57,264 in 2016. In 2017, the Company had unrealized gains of $76,703 from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $14,157. In 2016, the Company had unrealized gains of $47,764 and net realized trading gains of $9,500.

Interest income increased $50,095 to $84,458 for 2017 from $34,363 for 2016. The increase is due to an increase in Treasury bill interest rates for 2017 from 2016 and an increase in available-for-sale securities for 2017 from 2016.

Equity earnings/(losses) in investees decreased $51,711 to a loss of $(2,623) from earnings of $49,088. The decrease is primarily the result of a 2017 loss of $(46,121) for the Grand Woods Development, LLC compared to earnings of $12,718 for 2016.

Other income increased $238,818 (110%) to $455,354 in 2017 from $216,536 in 2016. The increase was mostly due to $445,000 in other investment income in 2017 compared to $155,000 in 2016. See Note 13 – SUBSEQUENT EVENTS on page 30 of the 2016 Form 10-K for more information about this income.

Income Tax Provision/(Benefit). Income taxes increased $365,532 to a $91,142 tax provision in 2017 from a $(274,390) tax benefit in 2016. The income tax increase was the result of a $1,491,734 increase in the pre-tax income to $856,733 in 2017 from a $(635,001) pre-tax loss in 2016. Of the 2017 income tax provision, the estimated current tax provision was $109,577 and the estimated deferred tax benefit was $(18,435). Of the 2016 income tax benefit, the estimated current tax benefit was $(70,606) and the estimated deferred tax benefit was $(203,784). See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2017, Compared with Three Months Ended September 30, 2016

Net income/(loss) increased $190,460 (169%) to $303,478 in 2017 from $113,018 in 2016. The significant changes in the statements of operations are discussed below.

Operating Revenues. Revenues from oil and gas sales decreased $107,583 (7%) to $1,404,721 in 2017 from $1,512,304 in 2016. The decrease was the result of a decrease in gas sales of $88,872 (14%) to $554,186; a decrease in oil sales of $22,687 (3%) to $802,818; and an increase in miscellaneous oil and gas product sales of $3,976 to $47,717.

The decrease in gas sales was the result of a decline in the average price of $0.29 per MCF to $2.18, for a negative price variance of $73,714, and a decrease in the volume of gas sold of 6,137 MCF to 253,938 MCF, for a negative volume variance of $15,158. See the “Results of Operations” section above for the nine months ended September 30, 2017 for additional discussion of gas sales variances.

The decrease in oil sales was the net result of an increase in the average price received of $3.70 per Bbl to $43.89, for a positive price variance of $67,701, and a decrease in the volume of oil sold of 2,249 Bbls to 18,291 Bbls, for a negative volume variance of $90,388. See the “Results of Operations” section above for the nine months ended September 30, 2017 for additional discussion of the oil sales variances.

Other operating revenues increased $23,373 (15%) to $184,282 for 2017, due to an increase in lease bonuses.

Operating Costs and Expenses. Operating costs and expenses decreased $340,889 (21%) to $1,270,790 in 2017 from $1,611,679 in 2016. The decrease was the net result of an increase in production costs of $25,836; a decrease in exploration costs charged to expense of $299,572; a decrease in depreciation, depletion, amortization and valuation provisions (DD&A) of $66,697; and a decrease in general administrative and other expense (G&A) of $456. The significant changes in these line items are discussed below.

Exploration Costs. Exploration costs decreased $299,572 (95%) to $14,969 in 2017 from $314,541 in 2016. Most of the decrease is due to a $283,414 decrease in dry hole costs for 2017 compared to 2016.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $66,697 (16%) to $362,471 in 2017 from $429,168 in 2016. The decrease is due to lower oil and gas sales volumes (see “Operating Revenues” above) and a lower depreciable asset base. The lower depreciable asset base is a result of the long-lived asset impairment losses for fiscal 2016 and the six months ended June 30, 2017.There were no impairment losses for the third quarter of 2017 or 2016. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2016 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. In 2017, this line item decreased $19,540 (27%) to income of $53,339 from income of $72,879 in 2016.

Trading securities gains decreased $29,559 in 2017 to $25,985 compared to gains of $55,544 in 2016. The decrease was due to a $78,151 decline in unrealized gains, offset by an increase in realized gains of $48,592.

Income Tax Provision/(Benefit). Income taxes increased $46,679 (218%) to a $68,074 tax provision in 2017 from a $21,395 tax provision in 2016. The increase was due to the increase in income before income taxes of $237,139 to $371,552 in 2017 from $134,413 in 2016. Of the 2017 income tax provision, the estimated current tax provision was $31,308 and the estimated deferred tax provision was $36,766. Of the 2016 income tax provision, the estimated current tax benefit was $(81,261) and the estimated deferred tax provision was $102,656. See discussions above in “Results of Operations” section and Note 4 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in the “Results of Operations” section above for the nine months ended September 30, 2017.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended September 30, 2017, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 to July 31, 2017	11		$150	---	---
August 1 to August 31, 2017	20		$150	---	---
September 1 to September 30, 2017	0	$	---	---	---
Total	31		$150	---	---

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 13, 2017	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: November 13, 2017	/s/ James L. Tyler
James L. Tyler
Principal Financial Officer