Form 10-Q
period 2018-03-31
RESERVE PETROLEUM CO
filed 2018-05-15
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐

Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of May 4, 2018, 157,550 shares of the registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$4,682,958	$4,767,810
Available-for-Sale Securities	16,371,544	16,371,544
Trading Securities	589,448	559,936
Refundable Income Taxes	392,737	326,830
Accounts Receivable	843,068	829,824
Note Receivable	175,000	175,000

Total Current Assets	23,054,755	23,030,944

Investments:
Equity Investments	992,579	991,094
Other, at Cost	1,682,031	1,633,300

Total Investments	2,674,610	2,624,394

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,271,406	2,296,686
Proved Properties	54,369,717	53,536,453

Oil and Gas Properties, Gross	56,641,123	55,833,139

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	45,720,904	45,335,894

Oil and Gas Properties, Net	10,920,219	10,497,245

Other Property and Equipment, at Cost	456,789	404,256

Less – Accumulated Depreciation	261,047	253,239

Other Property and Equipment, Net	195,742	151,017

Total Property, Plant and Equipment	11,115,961	10,648,262

Total Assets	$36,845,326	$36,303,600

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$389,207	$235,007
Other Current Liabilities	37,743	25,243

Total Current Liabilities	426,950	260,250

Long-Term Liabilities:
Asset Retirement Obligation	1,791,827	1,774,634
Dividends Payable	1,179,267	1,228,648
Deferred Tax Liability, Net	1,067,624	918,050

Total Long-Term Liabilities	4,038,718	3,921,332

Total Liabilities	4,465,668	4,181,582

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,768,057	33,497,463

Stockholders’ Equity Before Treasury Stock	33,925,425	33,654,831

Less – Treasury Stock, at Cost	1,545,767	1,532,813

Total Stockholders’ Equity	32,379,658	32,122,018

Total Liabilities and Stockholders’ Equity	$36,845,326	$36,303,600

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Operating Revenues:
Oil and Gas Sales	$1,579,281	$1,581,476
Lease Bonuses and Other	145,862	---

Total Operating Revenues	1,725,143	1,581,476

Operating Costs and Expenses:
Production	606,767	526,699
Exploration	77,645	149,506
Depreciation, Depletion, Amortization and Valuation Provisions	326,332	447,598
General, Administrative and Other	450,534	385,430

Total Operating Costs and Expenses	1,461,278	1,509,233

Income from Operations	263,865	72,243

Other Income, Net	90,399	525,330

Income Before Income Tax Provision	354,264	597,573

Income Tax Provision/(Benefit):
Current	(65,904)	72,427
Deferred	149,574	(2,348)

Total Income Tax Provision	83,670	70,079

Net Income	$270,594	$527,494

Per Share Data:
Net Income, Basic and Diluted	$1.72	$3.34

Weighted Average Shares Outstanding, Basic and Diluted	157,623	157,880

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net Cash Provided by Operating Activities	$845,649	$1,117,674

Cash Provided by/(Applied to) Investing Activities:
Proceeds from Disposal of Property, Plant and Equipment	---	16,498
Purchase of Property, Plant and Equipment	(818,594)	(443,742)
Cost Investments	(48,731)	24,750

Net Cash Applied to Investing Activities	(867,325)	(402,494)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(50,222)	(7,322)
Purchase of Treasury Stock	(12,954)	(10,262)

Total Cash Applied to Financing Activities	(63,176)	(17,584)

Net Change in Cash and Cash Equivalents	(84,852)	697,596

Cash and Cash Equivalents, Beginning of Period	4,767,810	8,071,854

Cash and Cash Equivalents, End of Period	$4,682,958	$8,769,450

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2017, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (hereinafter, the “2017 Form 10-K”).

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended
	March 31,
	2018	2017
Net Realized and Unrealized Gain/(Loss) on Trading Securities	$28,724	$42,872
Gain on Asset Sales	1,215	15,591
Interest Income	53,617	18,096
Equity Earnings in Investees	1,485	14,363
Other Income	17,284	446,199
Interest and Other Expenses	(11,926)	(11,791)
Other Income, Net	$90,399	$525,330

Note 3 –	EQUITY AND COST METHOD INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Investments include:

Broadway Sixty-Eight, Ltd. (the “Partnership”), an Oklahoma limited partnership, with a 33% ownership. The Partnership owns and operates an office building in Oklahoma City, Oklahoma. Although the Company invested as a limited partner, it agreed, jointly and severally, with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments. To date, no monies have been paid with respect to this agreement. The Company leases its corporate office from the Partnership. The operating lease, under which the space was rented, expired February 28, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $7,500 at March 31, 2018 and 2017. The Company’s investment in the Partnership totaled $191,093 and $171,243 at March 31, 2018 and December 31, 2017, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.3 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed a loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The Company’s investment in the LLC totaled $528,218 and $544,603 at March 31, 2018 and December 31, 2017, respectively.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company’s investment in QSN totaled $273,268 and $275,248 at March 31, 2018 and December 31, 2017, respectively.

The Company’s Cost Method Investments include:

OKC Industrial Properties (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at March 31, 2018 and December 31, 2017.

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at March 31, 2018 and December 31, 2017.

Cloudburst Solutions (“Solutions”), with a 10.62% ownership, was acquired with an initial investment of $500,000 in 2014, and additional investments of $750,000 and $44,375 in 2016 and 2018, respectively. Solutions owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Solutions totaled $1,294,375 and $1,250,000 at March 31, 2018 and December 31, 2017, respectively. The Company also holds a note receivable of $175,000 from Solutions.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $210,800 and $206,444 at March 31, 2018 and December 31, 2017, respectively.

Note 4 – PROVISION FOR INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Act”), which substantially revised numerous areas of U.S. federal income tax law, including reducing the tax rate for corporations from a maximum rate of 35% to a flat rate of 21% and eliminating the corporate alternative minimum tax (AMT). The various estimates included in determining our tax provision as of December 31, 2017 remain provisional through the three months ended March 31, 2018 and may be adjusted through subsequent events such as the filing of our 2017 federal income tax return and the issuance of additional guidance such as new Treasury Regulations. Moreover, we are still in the process of evaluating the full impact of the Tax Act at both the federal and state level.

In 2017, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure. There was no allowable depletion as of March 31, 2018, therefore no difference in effective statutory rates.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2017	$1,774,634
Liabilities incurred for new wells (net of revisions)	5,408
Liabilities settled (wells sold or plugged)	---
Accretion expense	11,785
Balance at March 31, 2018	$1,791,827

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At March 31, 2018 and December 31, 2017, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2018
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2018	$	---	$16,371,544	$	---
Trading Securities:
Domestic Equities		144,460	---		---
International Equities		306,080	---		---
Others		138,908	---		---

	December 31, 2017
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2018	$	---	$16,371,544	$	---
Trading Securities:
Domestic Equities		249,210	---		---
International Equities		271,921	---		---
Others		38,805	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the quarter ended March 31, 2018 was $5,408 with none in 2017, and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

There was no long-lived asset impairment loss for the first quarter for either 2018 or 2017. This also represents non-recurring fair value expense calculated using Level 3 inputs. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 30 of the 2017 Form 10-K for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2018 and December 31, 2017, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

See the “New Accounting Pronouncements” disclosures on page 25 of the 2017 Form 10-K. There were no other accounting pronouncements issued or that have become effective since December 31, 2017, other than Topic 606 discussed in Note 8, which were directly applicable to the Company or will have any material impact on the Company’s financial position, results of operations or cash flows.

Note 8 – REVENUE RECOGNITION

The Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers (Topic 606) superseding virtually all existing revenue recognition guidance. We adopted this new standard in the first quarter of 2018 using the modified retrospective approach. Adoption of the new standard did not require an adjustment to the opening balance of equity and did not have an impact on income/(loss) from operations, earnings per share or cash flows.

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the statements of income are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For March 31, 2018 and 2017, that estimate represented approximately $264,543 and $208,619, respectively, of oil and gas sales included in the statements of income.

The Company’s contracts with customers originate at or near the time of delivery and transfer of control of oil and natural gas to the purchasers. As such, the Company does not have significant unsatisfied performance obligations.

The Company’s oil is typically sold at delivery points under contracts terms that are common in our industry. The Company's natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in our industry. However, under these contracts, the natural gas may be sold to a single purchaser or may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to the Company for its share in the value of the oil and natural gas sold.

The Company’s disaggregated revenue has two revenue sources which are oil sales and natural gas sales. Oil sales for the three months ended March 31, 2018 and 2017 were $980,786 and $908,700, respectively. Natural gas sales for the three months ended March 31, 2018 and 2017 were $541,273 and $623,544, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the 2017 Form 10-K, as well as the financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 8 of the 2017 Form 10-K.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2018, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $845,649. The Company utilized cash for property additions of $818,594, equity investments of $48,731 and financing activities of $63,176 for total cash applied of $930,501. Cash and cash equivalents decreased $84,852 to $4,682,958.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2017. A discussion of these items follows.

Trading securities increased $29,512 (5%) from $559,936 to $589,448. The increase was the result of a $7,278 decrease in the trading securities’ market value plus $36,790 of net gain from these securities.

Refundable income taxes increased $65,907 (20%) to $392,737 from $326,830. This increase was due to the $65,904 current tax benefit as of March 31, 2018.

Accounts payable increased $154,200 (66%) to $389,207 from $235,007 due to an increase in the drilling and exploration activity in the quarter ended March 31, 2018 compared to the quarter ended December 31, 2017.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $845,649 in 2018, a decrease of $272,025 (24%) from the comparable period in 2017. The decrease was primarily due to $440,000 of investment income in 2017, offset by lease bonus income in 2018. For more information see “Operating Revenues” and “Other Income, Net” below.

Cash applied to the purchase of property additions in 2018 was $818,594, an increase of $374,852 (84%) from cash applied in 2017 of $443,742. For both 2018 and 2017, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2017 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2018, Compared with Three Months Ended March 31, 2017

Net income decreased $256,900 (49%) to $270,594 in 2018 from $527,494 in 2017. Net income per share, basic and diluted, decreased $1.62 to $1.72 in 2018 from $3.34 in 2017.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales decreased $2,195 to $1,579,281 in 2018 from $1,581,476 in 2017. Of the $2,195 decrease, crude oil sales increased $72,086; natural gas sales decreased $82,271; and miscellaneous oil and gas product sales increased $7,990.

The $72,086 (8%) increase in oil sales to $980,786 in 2018 from $908,700 in 2017 was the net result of an increase in the average price per barrel (Bbl) offset by a decrease in the volume sold. The volume of oil sold decreased 2,732 Bbls to 16,667 Bbls in 2018, resulting in a negative volume variance of $128,014. The average price per Bbl increased $12.01 to $58.85 per Bbl in 2018, resulting in a positive price variance of $200,100. The decrease in oil volumes sold was mostly due to production declines from older wells partially offset by production of 1,114 Bbls from new wells.

The $82,271 (13%) decrease in gas sales to $541,273 in 2018 from $623,544 in 2017 was the net result of a decrease in the average price per thousand cubic feet (MCF) offset by an increase in the volume sold. The volume of gas sold increased 2,124 MCF to 198,678 MCF in 2018 from 196,554 MCF in 2017, for a positive volume variance of $6,733. The increase in gas volumes sold was mostly due to production of 6,085 MCF from new wells offset by production declines from older wells. The average price per MCF decreased $0.45 to $2.72 per MCF in 2018 from $3.17 per MCF in 2017, resulting in a negative price variance of $89,004.

Sales from the Robertson County, Texas royalty interest properties provided approximately 29% of the Company’s first quarter gas sales volumes for 2018 and 22% of the first quarter gas sales volumes for 2017. See discussion on page 11 of the 2017 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 10% of the Company’s first quarter 2018 gas sales volumes and about 12% of the first quarter 2017 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $57,222 in 2018 compared to $49,232 in 2017.

The Company received lease bonuses of $145,862 in the first quarter of 2018 for leases on its owned minerals with none in the first quarter of 2017.

Operating Costs and Expenses. Operating costs and expenses decreased $47,955 (3%) to $1,461,278 in 2018 from $1,509,233 in 2017.

Production Costs. Production costs increased $80,068 (15%) in 2018 to $606,767 from $526,699 in 2017. This increase was primarily the result of an increase of $89,203 in lease operating expenses offset by a decrease of $15,982 in handling expenses.

Exploration Costs. Total exploration expense decreased $71,861 (48%) to $77,645 in 2018 from $149,506 in 2017. The decrease was mostly due to a decrease of $132,904 in dry hole costs and an increase in geological and geophysical expense of $89,297.

The following is a summary as of May 2, 2018, updating both exploration and development activity from December 31, 2017, for the period ended March 31, 2018.

The Company participated with its 8.4% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a dry hole. No additional drilling is planned on the prospect. Dry hole costs for the period were $2,056 and an impairment expense of $19,258 was taken against the leasehold.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a dry hole. No additional drilling is planned on the prospect. Dry hole costs for the period were $2,904 and an impairment expense of $684 was taken against the leasehold.

The Company participated with its 18% working interest in the drilling of two step-out wells (one a re-entry) on a Kiowa County, Kansas prospect. Both wells have been completed and are being tested. Actual costs of $77,883 for the period were offset by prepaid costs from 2017 for a net capitalized amount of $0.

The Company participated with its 14% working interest in the drilling of two injection wells on a Hansford County, Texas waterflood unit. One well has been completed and is injecting water and the other missed the reservoir and was plugged. There are three other injection wells and two producing wells in the unit. Actual costs of $168,472 for the period were offset by $103,936 of prepaid costs from 2017 for a net capitalized amount of $64,536.

The Company is participating with its 14% interest in the reworking of previously acquired 3-D seismic and in the acquisition of additional leasehold on a Creek County, Oklahoma prospect. Capitalized costs for the period were $3,901 and seismic costs were $1,632.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. The Company is participating in the development of the prospect and is currently engaged in efforts to sell a portion of its interest.

The Company owns a 12.25% interest in 4,882.5 net acres of leasehold on a Crockett County, Texas prospect. An exploratory well was drilled on the prospect in 2017. The well has been completed and is being tested. Capitalized costs for the period were $1,974.

The Company is participating with a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. A 3-D seismic survey of the prospect area has been completed and processing and analysis are in progress. Exploratory drilling will start sometime in 2018. Capitalized costs for the period were $7,794 and seismic costs were $107,752.

The Company participated with its 10.5% working interest in the completion of an exploratory well that was drilled in 2017 on a Lea County, New Mexico prospect. The well is being tested, but it appears to be a marginal oil producer. Capitalized costs for the period were $52,376.

The Company participated with its 7% working interest in the drilling of an exploratory well on a Summit County, Utah prospect. A completion is in progress. Capitalized costs for the period were $553,621.

The Company is participating with its 11.2% working interest in workovers on a group of wells that were purchased in 2017 on a Tyler County, Texas prospect. The workovers performed so far have been successful in significantly increasing production and others are planned. Capitalized costs for the period were $19,694.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $121,266 (27%) to $326,332 in 2018 from $447,598 in 2017. The decrease was due primarily to revisions in reserve estimates for 2018 versus 2017.

Other Income, Net. This line item decreased $434,931 (83%) to $90,399 in 2018 from $525,330 in 2017. See Note 2 to the accompanying financial statements for the various components of this line item.

Trading securities gains in 2018 were $28,724 compared to $42,872 in 2017, a decrease of $14,148. In 2018, the Company had realized gains of $36,002 and unrealized losses of $(7,278) from adjusting the securities to estimated fair market value. In 2017, the Company had realized losses of $(85,538) and unrealized gains of $128,410.

Other Income decreased $428,915 to $17,284 in 2018 from $446,199 in 2017 primarily due to income from an investment of $440,000 in 2017 with no similar amount in 2018.

Income Tax Provision. Income tax provision increased $13,591 (19%) to $83,670 in 2018 from $70,079 in 2017. Of the 2018 income tax net provision, the estimated deferred tax provision of $149,574 was offset by an estimated current tax benefit of $(65,904). Of the 2017 income tax provision, the current tax provision and deferred tax benefit were $72,427 and $(2,348), respectively. See Note 4 to the accompanying financial statements for additional information on income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2018, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1 to January 31, 2018	20	$150	---	---
February 1 to February 28, 2018	44	$150	---	---
March 1 to March 31, 2018	22	$150	---	---
Total	86	$150	---	---

1The Company has no formal equity security purchase program or plan. The Company acts as its own transfer agent, and most purchases result from requests made by shareholders receiving small odd lot share quantities as the result of probate transfers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are exhibits to this Form 10-Q. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

14*	Code of Ethics for Senior Officers amended January 1, 2018.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2018	/s/ Cameron R. McLain,
Cameron R. McLain,
Principal Executive Officer

Date: May 15, 2018	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer