Form 10-Q
period 2018-06-30
RESERVE PETROLEUM CO
filed 2018-08-14
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of August 3, 2018, 157,434 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$5,340,928	$4,767,810
Available-for-Sale Securities	16,415,010	16,371,544
Trading Securities	576,847	559,936
Refundable Income Taxes	219,397	326,830
Accounts Receivable	1,177,082	829,824
Note Receivable	175,000	175,000

Total Current Assets	23,904,264	23,030,944

Investments:
Equity Investments	961,035	991,094
Other, at Cost	1,686,386	1,633,300

Total Investments	2,647,421	2,624,394

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,295,518	2,296,686
Proved Properties	53,865,566	53,536,453

Oil and Gas Properties, Gross	56,161,084	55,833,139

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	45,485,046	45,335,894

Oil and Gas Properties, Net	10,676,038	10,497,245

Other Property and Equipment, at Cost	400,419	404,256

Less – Accumulated Depreciation	247,303	253,239

Other Property and Equipment, Net	153,116	151,017

Total Property, Plant and Equipment	10,829,154	10,648,262

Total Assets	$37,380,839	$36,303,600

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$318,386	$235,007
Other Current Liabilities	50,243	25,243

Total Current Liabilities	368,629	260,250

Long-Term Liabilities:
Asset Retirement Obligation	1,771,543	1,774,634
Dividends Payable	1,217,111	1,228,648
Deferred Tax Liability, Net	1,060,768	918,050

Total Long-Term Liabilities	4,049,422	3,921,332

Total Liabilities	4,418,051	4,181,582

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,363,250	33,497,463

Stockholders’ Equity Before Treasury Stock	34,520,618	33,654,831

Less – Treasury Stock, at Cost	1,557,830	1,532,813

Total Stockholders’ Equity	32,962,788	32,122,018

Total Liabilities and Stockholders’ Equity	$37,380,839	$36,303,600

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Revenues:
Oil and Gas Sales	$2,557,191	$1,630,516	$4,136,471	$3,211,992
Lease Bonuses and Other	79,932	---	225,795	---

Total Operating Revenues	2,637,123	1,630,516	4,362,266	3,211,992

Operating Costs and Expenses:
Production	612,492	534,102	1,219,259	1,060,801
Exploration	57,540	372,641	135,185	522,147
Depreciation, Depletion, Amortization and Valuation Provisions	633,162	484,524	959,494	932,122
General, Administrative and Other	416,800	423,835	867,334	809,265

Total Operating Costs and Expenses	1,719,994	1,815,102	3,181,272	3,324,335

Income/(Loss) from Operations	917,129	(184,586)	1,180,994	(112,343)

Other Income, Net	617,045	72,194	707,443	597,524

Income/(Loss) Before Provision/(Benefit) for Income Taxes	1,534,174	(112,392)	1,888,437	485,181

Income Tax Provision/(Benefit):
Current	158,342	5,842	92,438	78,269
Deferred	(6,856)	(52,853)	142,718	(55,201)

Total Income Tax Provision/(Benefit)	151,486	(47,011)	235,156	23,068

Net Income/(Loss)	$1,382,688	$(65,381)	$1,653,281	$462,113

Per Share Data
Net Income/(Loss), Basic and Diluted	$8.78	$(0.41)	$10.49	$2.93

Cash Dividends Declared and/or Paid	$5.00	$5.00	$5.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted	157,528	157,800	157,575	157,840

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Net Cash Provided by Operating Activities	$1,739,237	$1,834,361

Cash Provided by/(Applied to) Investing Activities:
Purchases of Available-for-Sale Securities	(16,415,010)	(16,398,003)
Maturity of Available-for-Sale Securities	16,371,544	13,443,636
Proceeds from Disposal of Property, Plant and Equipment	578,430	145,844
Purchase of Property, Plant and Equipment	(838,104)	(1,525,468)
Equity Investments	---	24,750
Cost Investments	(53,086)	(3,333)
Cash Received from Tax Refunds	14,995	---

Net Cash Applied to Investing Activities	(341,231)	(4,312,574)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(799,871)	(771,337)
Purchase of Treasury Stock	(25,017)	(18,292)

Total Cash Applied to Financing Activities	(824,888)	(789,629)

Net Change in Cash and Cash Equivalents	573,118	(3,267,842)

Cash and Cash Equivalents, Beginning of Period	4,767,810	8,071,854

Cash and Cash Equivalents, End of Period	$5,340,928	$4,804,012

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2017, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (hereinafter, the “2017 Form 10-K”).

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Realized and Unrealized Gain/(Loss) on Trading Securities	$(13,779)	$22,003	$14,945	$64,875
Gain on Asset Sales	600,016	42,586	601,231	58,177
Interest Income	67,115	24,914	120,732	43,010
Equity Earnings/(Losses) in Investees	(31,544)	(6,069)	(30,059)	8,294
Other Income	7,164	542	24,448	446,741
Interest and Other Expenses	(11,927)	(11,782)	(23,854)	(23,573)

Other Income, Net	$617,045	$72,194	$707,443	$597,524

Note 3 – EQUITY AND COST METHOD INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Investments include:

Broadway Sixty-Eight, Ltd. (the “Partnership”), an Oklahoma limited partnership, with a 33% ownership. The Partnership owns and operates an office building in Oklahoma City, Oklahoma. Although the Company invested as a limited partner, it agreed, jointly and severally, with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments. To date, no monies have been paid with respect to this agreement. The Company leases its corporate office from the Partnership. The operating lease, under which the space was rented, expired February 28, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $14,000 during the six months ended June 30, 2018 and 2017. The Company’s investment in the Partnership totaled $204,791 and $171,243 at June 30, 2018 and December 31, 2017, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.3 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed a loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The Company’s investment in the LLC totaled $487,392 and $544,603 at June 30, 2018 and December 31, 2017, respectively.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company’s investment in QSN totaled $268,852 and $275,248 at June 30, 2018 and December 31, 2017, respectively.

The Company’s Cost Method Investments include:

OKC Industrial Properties (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at June 30, 2018 and December 31, 2017.

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at June 30, 2018 and December 31, 2017.

Cloudburst Solutions (“Solutions”), with a 10.625% ownership, was acquired with an initial investment of $500,000 in 2014, and additional investments of $750,000 and $44,375 in 2016 and 2018, respectively. Solutions owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Solutions totaled $1,294,375 and $1,250,000 at June 30, 2018 and December 31, 2017, respectively. The Company also holds a note receivable of $175,000 from Solutions.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $215,155 and $206,444 at June 30, 2018 and December 31, 2017, respectively.

Note 4 – PROVISION FOR INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Act”), which substantially revised numerous areas of U.S. federal income tax law, including reducing the tax rate for corporations from a maximum rate of 35% to a flat rate of 21% and eliminating the corporate alternative minimum tax (AMT). The various estimates included in determining our tax provision as of December 31, 2017 remain provisional through the six months ended June 30, 2018 and may be adjusted through subsequent events such as the filing of our 2017 federal income tax return and the issuance of additional guidance such as new Treasury Regulations. Moreover, we are still in the process of evaluating the full impact of the Tax Act at both the federal and state level.

In 2018 and 2017, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2017	$1,774,634
Liabilities incurred for new wells (net of revisions)	16,074
Liabilities settled (wells sold or plugged)	(42,735)
Accretion expense	23,570
Balance at June 30, 2018	$1,771,543

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale securities using quoted market prices for securities with similar maturity dates and interest rates. At June 30, 2018 and December 31, 2017, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2018
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2018	$	---	$16,415,010	$	---
Trading Securities:
Domestic Equities		215,629	---		---
International Equities		227,248	---		---
Others		133,970	---		---

	December 31, 2017
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Securities –
U.S. Treasury Bills Maturing in 2018	$	---	$16,371,544	$	---
Trading Securities:
Domestic Equities		249,210	---		---
International Equities		271,921	---		---
Others		38,805	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the six months ended June 30, was $16,074 in 2018 and $9,452 in 2017 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses in the six months ended June 30 of $321,376 in 2018, with $88,764 for 2017, also represents non-recurring fair value expenses calculated using Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2018 and December 31, 2017, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company evaluates forward pricing changes since the prior period in which an impairment provision was made. The Company also assesses new wells and other underperforming properties as needed for potential impairment. For the six months ended June 30, 2018, the assessment resulted in an impairment provision of $321,376, with $88,764 for the same period in 2017. The impairment provision for the six months ended June 30, 2018 is due to certain wells being deemed uneconomical. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

Note 8 – NEW ACCOUNTING PRONOUNCEMENTS

See the “New Accounting Pronouncements” disclosures on page 25 of the 2017 Form 10-K. There were no other accounting pronouncements issued or that have become effective since December 31, 2017, other than Topic 606 discussed in Note 9, which were directly applicable to the Company or will have any material impact on the Company’s financial position, results of operations or cash flows.

Note 9 – REVENUE RECOGNITION

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

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the statements of income are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the periods ending June 30, 2018 and 2017, that estimate represented approximately $384,877 and $260,329, respectively, of oil and gas sales included in the statements of income.

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

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. Oil sales for the six months ended June 30, 2018 and 2017 were $2,870,389 and $1,847,698, respectively. Natural gas sales for the six months ended June 30, 2018 and 2017 were $1,130,774 and $1,262,235, respectively.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2018, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $1,739,237 and cash provided by the maturities of available-for-sale securities of $16,371,544. Additional cash of $578,430 was provided by property dispositions and $14,995 from tax refunds for total cash provided of $18,704,206. The Company utilized cash for the purchase of available-for-sale securities of $16,415,010, property additions of $838,104, other investment activity of $53,086 and financing activities of $824,888 for total cash applied of $18,131,088. Cash and cash equivalents increased $573,118 (12%) to $5,340,928.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2017. A discussion of these items follows.

Accounts receivable increased $347,258 (42%) to $1,177,082 from $829,824 due to increased oil prices and volumes.

Refundable income taxes decreased $107,433 (33%) to $219,397 from $326,830 due mostly to the second quarter 2018 current income tax provision of $92,438.

Accounts payable increased $83,379 (35%) to $318,386 from $235,007 due to an increase in the drilling and exploration activity in the quarter ended June 30, 2018 compared to the year ended December 31, 2017.

Other current liabilities increased $25,000 (99%) to $50,243 from $25,243 due to ad valorem tax accruals. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $1,739,237 in 2018, a decrease of $95,124 (5%) from the comparable period in 2017. The decrease was primarily due to decreased income from Other Investments. For more information see “Operating Revenues” and “Other Income” below.

Cash applied to the purchase of property additions in 2018 was $838,104, a decrease of $687,364 (45%) from cash applied in 2017 of $1,525,468. In both 2018 and 2017, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2017 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Six Months Ended June 30, 2018, Compared with Six Months Ended June 30, 2017

Net income increased $1,191,168 (258%) to net income of $1,653,281 in 2018 from a $462,113 net income in 2017. Net income per share, basic and diluted, increased $7.56 to $10.49 per share in 2018 from $2.93 per share in 2017.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $924,479 (29%) to $4,136,471 in 2018 from $3,211,992 in 2017. The $924,479 increase is due to an increase in crude oil sales of $1,022,691 and an increase in miscellaneous oil and gas product sales of $33,249, partially offset by a decrease in natural gas sales of $131,461.

The $1,022,691 (55%) increase in oil sales to $2,870,389 in 2018 from $1,847,698 in 2017 was the net result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 6,254 Bbls to 46,849 Bbls in 2018, resulting in a positive volume variance of $284,682. This volume increase was the net result of an increase of 11,724 Bbls for production that began after June 30, 2017, offset by a decline of 5,470 Bbls from older properties. The average price per Bbl increased $15.75 to $61.27 per Bbl in 2018, resulting in a positive price variance of $738,009.

The $131,461 (10%) decrease in gas sales to $1,130,774 in 2018 from $1,262,235 in 2017 was the result of a decrease in the volume sold and a decrease in the average price per thousand cubic feet (MCF). The volume of gas sold decreased 812 MCF to 424,579 MCF from 425,391 MCF in 2017, for a negative volume variance of $2,412. The decrease in gas volumes sold was the net result of approximately 9,355 MCF of production declines from older wells, partially offset by production of approximately 8,543 MCF from wells that first produced after June 30, 2017. The average price per MCF decreased $0.31 to $2.66 per MCF from $2.97 per MCF in 2017, resulting in a negative price variance of $129,049.

Sales from the Robertson County, Texas royalty interest properties provided approximately 34% of the Company’s first half 2018 gas sales volumes for 2018 and 23% of the first half gas sales volumes for 2017. See discussion on page 11 of the 2017 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 10% of the Company’s first half 2018 gas sales volumes and about 12% of the first half 2017 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $135,308 in 2018 compared to $102,059 in 2017.

The Company received lease bonuses of $225,795 in the first half of 2018 for leases on its owned minerals with none in 2017. In 2018, most of the bonuses were for leases on owned minerals in Texas.

Operating Costs and Expenses. Operating costs and expenses decreased $143,063 (4%) to $3,181,272 in 2018 from $3,324,335 in 2017. Material line item changes are discussed and analyzed in the following paragraphs.

Production costs increased $158,458 (15%) in 2018 to $1,219,259 from $1,060,801 in 2017. This increase was primarily the result of an increase of $180,055 in lease operating expenses offset by a decrease of $21,597 in handling expenses.

Exploration costs decreased $386,962 (74%) to $135,185 in 2018 from $522,147 in 2017. Dry hole and other costs decreased $491,435 to $2,665 in 2018 from $494,100 in 2017. Geological and geophysical expense increased $104,473 to $132,520 in 2018 from $28,047 in 2017.

The following is a summary as of July 31, 2018, updating both exploration and development activity from December 31, 2017, for the period ended June 30, 2018.

The Company will participate with 12% and 8% working interests in the drilling of two development wells on a Woods County, Oklahoma prospect starting in July 2018. Prepaid costs for the period were $33,600.

The Company participated with its 8.4% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a dry hole. No additional drilling is planned on the prospect. Dry hole costs for the period were $14,970 and an impairment expense of $19,258 was taken against the leasehold.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a dry hole. No additional drilling is planned on the prospect. Dry hole costs for the period were $19,949 and an impairment expense of $684 was taken against the leasehold.

The Company participated with its 18% working interest in the drilling of two step-out wells (one a re-entry) on a Kiowa County, Kansas prospect. Both wells were completed as commercial oil and gas producers. Actual costs of $119,493 for the period were offset by prepaid costs from 2017 for a net capitalized amount of $0.

The Company participated with its 14% working interest in the drilling of two injection wells on a Hansford County, Texas waterflood unit. One well has been completed and is injecting water and the other missed the reservoir and was plugged. There are three other injection wells and two producing wells in the unit. Actual costs of $185,887 for the period were offset by $103,936 of prepaid costs from 2017 for a net capitalized amount of $81,951.

The Company is participating with its 14% interest in the reworking of previously acquired 3-D seismic and in the acquisition of additional leasehold on a Creek County, Oklahoma prospect. Capitalized costs for the period were $12,843 and seismic costs were $3,266.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. The Company is participating in the development of the prospect and is currently engaged in efforts to sell a portion of its interest.

The Company owns a 12.25% interest in 4,882.5 net acres of leasehold on a Crockett County, Texas prospect. An exploratory well was drilled on the prospect in 2017. A completion attempt of the well was unsuccessful and it is likely to be plugged. Capitalized costs for the period were $2,925 and an impairment expense of $25,146 was taken against the well.

The Company is participating with a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. A 3-D seismic survey of the prospect area has been completed and analysis of the data is ongoing. Nine prospects have already been identified and lease acquisition is in progress. An exploratory well will be drilled starting in August 2018. Capitalized costs for the period were $15,588 and seismic costs were $107,752.

The Company participated with its 10.5% working interest in the completion of an exploratory well that was drilled in 2017 on a Lea County, New Mexico prospect. The well is a marginal oil producer. Capitalized costs for the period were $64,804 and an impairment expense of $265,818 was taken against the well.

The Company participated with its 7% working interest in the drilling of an exploratory well on a Summit County, Utah prospect. The well has been completed as a commercial gas and gas condensate producer and is awaiting pipeline connection. Capitalized costs for the period were $718,458.

The Company is participating with its 11.2% working interest in workovers on a group of wells that were purchased in 2017 on a Tyler County, Texas prospect. The workovers performed so far have been successful in significantly increasing production and others are planned. Capitalized costs for the period were negligible as most of the work was charged to expense.

The Company participated with its 8.33% working interest in the drilling of a horizontal well in a Harding County, South Dakota producing unit. A completion is in progress. The unit is being developed for waterflooding. Capitalized costs for the period were $350,764.

Other Income, Net. This line item increased $109,919 (18%) to $707,443 in 2018 from $597,524 in 2017. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item. Components with significant changes are discussed in the following paragraphs.

Gains on trading securities in 2018 were $14,945 compared to gains of $64,875 in 2017, a decrease of $49,930. In 2018, the Company had realized gains of $59,657 and unrealized losses of $(44,712) from adjusting the securities to estimated fair market value. In 2017, the Company had unrealized gains of $99,488 and realized losses of $(34,613).

Gain on asset sales increased $543,054 from the sale of leasehold rights along with associated wells and gathering system in Major County, Oklahoma.

Other Income decreased $422,293 (95%) to $24,448 in 2018 from $446,741 in 2017. The decrease was mostly due to $428,000 less in other investment income in 2018 compared to 2017.

Income Tax Provision/(Benefit). Income tax provision increased $212,088 to $235,156 in 2018 from $23,068 in 2017. Of the 2018 income tax provision, the estimated current tax expense was $92,438 and the estimated deferred tax expense was $142,718. Of the 2017 income tax provision, the estimated current tax expense was $78,269 and the estimated deferred tax benefit was $(55,201). See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2018, Compared with Three Months Ended June 30, 2017

Net income increased $1,448,069 to $1,382,688 in 2018 from net loss of $(65,381) in 2017. The material changes in the results of operations, which caused the increase in net income, are discussed below.

Operating Revenues. Revenues from crude oil and natural gas sales increased $926,675 (57%) to $2,557,191 in 2018 from $1,630,516 in 2017. This was due to increases in crude oil sales of $950,605 and sales of miscellaneous products of $25,260, offset by a decrease in natural gas sales of $49,190.

The $950,605 increase in crude oil sales was the net result of an increase in the volume of oil sold of 8,987 Bbls to 30,182 Bbls, for a positive volume variance of $398,124, and an increase in the average price received of $18.31 per Bbl to $62.61, for a positive price variance of $552,481.

The $49,190 decrease in natural gas sales was the net result of a decrease in the volume of gas sold of 2,935 MCF to 225,901 MCF, for a negative volume variance of $8,191, and a decrease in the average price of $0.18 per MCF to $2.61, for a negative price variance of $40,999.

Other operating revenues were $79,932 in 2018 for lease bonuses with none in 2017.

Operating Costs and Expenses. Operating costs and expenses decreased $95,108 (5%) to $1,719,994 in 2018 from $1,815,102 in 2017. Material line item changes are discussed and analyzed in the following paragraphs.

Production costs increased $78,390 (15%) to $612,492 in 2018 from $534,102 in 2017 due to higher lease operating expense and gross production tax.

Exploration costs decreased $315,101 (85%) to $57,540 in 2018 from $372,641 in 2017. Dry hole costs decreased $321,277 to $34,530 in 2018 from $355,807 in 2017. Geological and geophysical expense increased $6,176 to $23,010 in 2018 from $16,834 in 2017.

Depreciation, Depletion, Amortization and Valuation Provision increased $148,638 (31%) to $633,162 in 2018 from $484,524 in 2017. The increase was due primarily to a long lived asset impairment of $321,376 in 2018 versus $88,764 in 2017, offset by decreases in provisions for depletion, depreciation and amortization. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 30 of the 2017 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $544,581 (755%) to $617,045 in 2018 from $72,194 in 2017. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. Components with significant changes are discussed in the following paragraphs.

Gain on Asset Sales increased $557,430 to $600,016 in 2018 from $42,586 in 2017. This was mostly due to the sale of leasehold rights in Major County, Oklahoma.

Income Tax Provision/(Benefit). Income taxes increased $198,497 to a tax provision of $151,486 in 2018 from a tax benefit of $(47,011) in 2017. See discussion above in “Item 2.” and Note 4 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership, Grand Woods Development, LLC, an Oklahoma limited liability company, and QSN Office Park, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment. For more information about these entities and the related off-balance sheet arrangements, see Note 3 to the accompanying financial statements.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended June 30, 2018, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 to April 30, 2018	4	$150	---	---
May 1 to May 31, 2018	76	$150	---	---
June 1 to June 30, 2018	---	$150	---	---
Total	80	$150	----	---

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 14, 2018	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 14, 2018	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer