Form 10-Q
period 2018-09-30
RESERVE PETROLEUM CO
filed 2018-11-14
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Non-accelerated filer ☑	Accelerated filer ☐

Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of November 2, 2018, 157,270 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$3,639,161	$4,767,810
Available-for-Sale Debt Securities	18,888,614	16,371,544
Equity Securities	557,792	559,936
Refundable Income Taxes	148,729	326,830
Accounts Receivable	1,006,810	829,824
Notes Receivable	218,159	175,000

Total Current Assets	24,459,265	23,030,944

Investments:
Equity Method Investments	953,170	991,094
Other Investments	1,686,387	1,633,300

Total Investments	2,639,557	2,624,394

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,333,168	2,296,686
Proved Properties	54,298,141	53,536,453

Oil and Gas Properties, Gross	56,631,309	55,833,139

Less – Accumulated Depreciation, Depletion, Amortization and
Valuation Allowance	45,770,614	45,335,894

Oil and Gas Properties, Net	10,860,695	10,497,245

Other Property and Equipment, at Cost	407,552	404,256

Less – Accumulated Depreciation	253,383	253,239

Other Property and Equipment, Net	154,169	151,017

Total Property, Plant and Equipment	11,014,864	10,648,262

Total Assets	$38,113,686	$36,303,600

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$162,936	$235,007
Other Current Liabilities	62,743	25,243

Total Current Liabilities	225,679	260,250

Long-Term Liabilities:
Asset Retirement Obligation	1,783,327	1,774,634
Dividends Payable	1,206,333	1,228,648
Deferred Tax Liability, Net	1,068,093	918,050

Total Long-Term Liabilities	4,057,753	3,921,332

Total Liabilities	4,283,432	4,181,582

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	35,264,503	33,497,463

Stockholders’ Equity Before Treasury Stock	35,421,871	33,654,831

Less – Treasury Stock, at Cost	1,591,617	1,532,813

Total Stockholders’ Equity	33,830,254	32,122,018

Total Liabilities and Stockholders’ Equity	$38,113,686	$36,303,600

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018	2017
Operating Revenues:
Oil and Gas Sales		$1,868,807		$1,404,721	$6,005,277	$4,616,713
Lease Bonuses and Other		298,453		184,282	524,248	184,282

Total Operating Revenues		2,167,260		1,589,003	6,529,525	4,800,995

Operating Costs and Expenses:
Production		563,848		543,789	1,783,107	1,604,590
Exploration		45,203		14,969	180,388	537,116
Depreciation, Depletion, Amortization and Valuation Provisions		316,795		362,471	1,276,288	1,294,593
General, Administrative and Other		331,453		349,561	1,198,787	1,158,826

Total Operating Costs and Expenses		1,257,299		1,270,790	4,438,570	4,595,125

Income from Operations		909,961		318,213	2,090,955	205,870

Other Income, Net		69,793		53,339	777,235	650,863

Income Before Provision for Income Taxes		979,754		371,552	2,868,190	856,733

Income Tax Provision/(Benefit):
Current		70,669		31,308	163,107	109,577
Deferred		7,832		36,766	150,550	(18,435)

Total Income Tax Provision		78,501		68,074	313,657	91,142

Net Income		$901,253		$303,478	$2,554,533	$765,591

Per Share Data
Net Income, Basic and Diluted		$5.73		$1.92	$16.22	$4.85

Cash Dividends Declared and/or Paid	$	---	$	---	$5.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted		157,423		157,765	157,524	157,815

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Net Cash Provided by Operating Activities	$3,461,875	$2,653,307

Cash Provided by/(Applied to) Investing Activities:
Purchases of Available-for-Sale Debt Securities	(18,888,614)	(16,398,003)
Maturity of Available-for-Sale Debt Securities	16,371,544	13,443,636
Proceeds from Disposal of Property, Plant and Equipment	578,430	188,993
Purchase of Property, Plant and Equipment	(1,744,338)	(1,842,774)
Equity Method Investments	---	24,750
Other Investments	(53,086)	(3,333)
Tax Refunds	14,993	---

Net Cash Applied to Investing Activities	(3,721,071)	(4,586,731)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(810,649)	(787,456)
Purchase of Treasury Stock	(58,804)	(22,937)

Total Cash Applied to Financing Activities	(869,453)	(810,393)

Net Change in Cash and Cash Equivalents	(1,128,649)	(2,743,817)

Cash and Cash Equivalents, Beginning of Period	4,767,810	8,071,854

Cash and Cash Equivalents, End of Period	$3,639,161	$5,328,037

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2017, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission (hereinafter, the “2017 Form 10-K”).

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$(19,542)	$25,985	$(4,598)	$90,860
Gain on Asset Sales	---	---	601,231	58,177
Interest Income	108,708	41,448	229,441	84,458
Equity Losses in Investees	(7,865)	(10,917)	(37,924)	(2,623)
Other Income	436	8,613	24,882	455,354
Interest and Other Expenses	(11,944)	(11,790)	(35,797)	(35,363)

Other Income, Net	$69,793	$53,339	$777,235	$650,863

Note 3 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, Ltd. (the “Partnership”), an Oklahoma limited partnership, with a 33% ownership. The Partnership owns and operates an office building in Oklahoma City, Oklahoma. Although the Company invested as a limited partner, it agreed, jointly and severally, with all other limited partners to reimburse the general partner for any losses suffered from operating the Partnership. The indemnity agreement provides no limitation to the maximum potential future payments. To date, no monies have been paid with respect to this agreement. The Company leases its corporate office from the Partnership. The operating lease, under which the space was rented, expired February 28, 1994, and the space is currently rented on a year-to-year basis under the terms of the expired lease. Rent expense for lease of the corporate office from the Partnership was approximately $22,500 during the nine months ended September 30, 2018 and 2017. The Company’s investment in the Partnership totaled $210,334 and $171,243 at September 30, 2018 and December 31, 2017, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed a loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The Company’s investment in the LLC totaled $469,099 and $544,603 at September 30, 2018 and December 31, 2017, respectively. The Company also holds a note receivable of $43,159 from the LLC.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company’s investment in QSN totaled $273,737 and $275,248 at September 30, 2018 and December 31, 2017, respectively.

The Company’s Other Investments include:

OKC Industrial Properties (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at September 30, 2018 and December 31, 2017.

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at September 30, 2018 and December 31, 2017.

Cloudburst Solutions (“Solutions”), with a 10.625% ownership, was acquired with an initial investment of $500,000 in 2014, and additional investments of $750,000 and $44,375 in 2016 and 2018, respectively. Solutions owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Solutions totaled $1,294,375 and $1,250,000 at September 30, 2018 and December 31, 2017, respectively. The Company also holds a note receivable of $175,000 from Solutions.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $215,156 and $206,444 at September 30, 2018 and December 31, 2017, respectively.

Note 4 – PROVISION FOR INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Act”), which substantially revised numerous areas of U.S. federal income tax law, including reducing the tax rate for corporations from a maximum rate of 35% to a flat rate of 21% and eliminating the corporate alternative minimum tax (AMT). The various estimates included in determining our tax provision as of December 31, 2017 remain provisional through the nine months ended September 30, 2018 and may be adjusted through subsequent events and the issuance of additional guidance such as new Treasury Regulations. Moreover, we are still in the process of evaluating the full impact of the Tax Act at both the federal and state level.

In 2018 and 2017, the effective tax rate was different than the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties and the corporate graduated tax rate structure.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2017	$1,774,634
Liabilities incurred for new wells (net of revisions)	16,074
Liabilities settled (wells sold or plugged)	(42,735)
Accretion expense	35,354
Balance at September 30, 2018	$1,783,327

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale debt securities using quoted market prices for securities with similar maturity dates and interest rates. At September 30, 2018 and December 31, 2017, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2018
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2018	$	---	$18,888,614	$	---
Equity Securities:
Domestic Equities		216,134	---		---
International Equities		205,239	---		---
Others		136,419	---		---

	December 31, 2017
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2018	$	---	$16,371,544	$	---
Equity Securities:
Domestic Equities		249,210	---		---
International Equities		271,921	---		---
Others		38,805	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30 was $16,074 in 2018 and $21,208 in 2017 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses of $321,376 in the nine months ended September 30, 2018, with $88,764 for 2017, also represents non-recurring fair value expenses using the income approach and Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2018 and December 31, 2017, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company evaluates forward pricing changes since the prior period in which an impairment provision was made. The Company also assesses new wells and other underperforming properties as needed for potential impairment. The assessment determined no impairment provision was needed for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, the assessment resulted in an impairment provision of $321,376, with $88,764 for the same period in 2017. The impairment provision for the nine months ended September 30, 2018 is due to certain wells being deemed uneconomical. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

Note 8 – NEW ACCOUNTING PRONOUNCEMENTS

See the “New Accounting Pronouncements” disclosures on page 25 of the 2017 Form 10-K. The Company adopted Accounting Standards Update No. 2016-01, Financial Instruments-Overall as of July 1, 2018. This is an amendment to ASC Subtopic 825-10. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other items, this update will simplify the impairment assessment of equity method investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. This impairment assessment reduces the complexity of the other-than-temporary guidance that certain entities follow. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operation or cash flows.

There were no other accounting pronouncements issued or that have become effective since December 31, 2017, other than Topic 606 discussed in Note 9, which were directly applicable to the Company or will have any material impact on the Company's financial position, results of operations or cash flows.

Note 9 – REVENUE RECOGNITION

The Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers (Topic 606) superseding virtually all existing revenue recognition guidance. We adopted this new standard in the first quarter of 2018 using the modified retrospective approach. Adoption of the new standard did not require an adjustment to the opening balance of equity and did not have an impact on income from operations, earnings per share or cash flows.

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month, as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the statements of income are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the periods ending September 30, 2018 and 2017, that estimate represented approximately $324,111 and $232,516, respectively, of oil and gas sales included in the statements of income.

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

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. Oil sales for the three months ended September 30, 2018 and 2017 were $1,225,921 and $802,818, respectively. Oil sales for the nine months ended September 30, 2018 and 2017 were $4,096,310 and $2,650,516, respectively. Natural gas sales for the three months ended September 30, 2018 and 2017 were $580,417 and $554,186, respectively. Natural gas sales for the nine months ended September 30, 2018 and 2017 were $1,711,191 and $1,816,421, respectively.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q, and we undertake no obligation to update this information because of new information, future developments, or otherwise. You are urged to carefully review and consider the disclosures made in this and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2018, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $3,461,875 and cash provided by the maturities of available-for-sale debt securities of $16,371,544. Additional cash of $593,423 was provided by property dispositions and tax refunds for total cash provided of $20,426,842. The Company utilized cash for the purchase of available-for-sale debt securities of $18,888,614; property additions of $1,744,338; other investments activity of $53,086; and financing activities of $869,453 for total cash applied of $21,555,491. Cash and cash equivalents decreased $1,128,649 (24%) to $3,639,161.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2017. A discussion of these items follows.

Available-for-sale debt securities increased $2,517,070 (15%) to $18,888,614 from $16,371,544. The increase was due to purchasing additional available-for-sale debt securities because of rising short-term interest rates.

Refundable income taxes decreased $178,101 (54%) to $148,729 from $326,830. This decrease was due to higher revenues and lease bonuses for the nine months ended September 30, 2018.

Receivables increased $220,145 (22%) to $1,224,969 from $1,004,824. This increase was due to higher oil and gas sales receivables and an additional note receivable from an equity method investment. See Note 3 to the accompanying financial statements for more information about the note receivable.

Accounts payable decreased $72,071 (31%) to $162,936 from $235,007. This decrease was primarily due to a decrease in intangible drilling costs at September 30, 2018 versus December 31, 2017.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $3,461,875 in 2018, an increase of $808,568 (30%) from the comparable period in 2017. The increase was primarily due to increased operating revenues and other income for 2018 compared to 2017. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property, plant and equipment in 2018 was $1,744,338, a decrease of $98,436 (5%) from cash applied in 2017 of $1,842,774. In both 2018 and 2017, cash applied to property, plant and equipment additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash paid for investments in 2018 was $53,086, an increase of $49,753 from cash paid in 2017 of $3,333. In 2018, the Company increased its investment in QSN Office Park by $8,711 and increased its investment in Cloudburst Solutions by an additional $44,375. The $3,333 for 2017 was an additional investment in Ocean’s NG.

Conclusion. The volatile oil and natural gas commodity prices continue to present many problems and hardships in the oil and gas exploration and production industry. However, during the first nine months of 2018, the Company has continued to generate positive operating cash flows at levels adequate to cover our operating and financing cash needs. Current cash reserves were used for some investment opportunities during this same period. Management is unable to quantify the effect that a continuation of the current volatile commodity prices will have on the Company. Operating results could be negatively impacted by the non-cash long-lived asset impairment write-downs required by the changes in commodity prices. However, management believes that with our current cash reserves the Company will not suffer any material adverse effects to its financial condition for the foreseeable future. Management is unaware of any additional material trends, demands, commitments, events or uncertainties that would impact liquidity and capital resources to the extent that the discussion presented in the 2017 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2018, Compared with Nine Months Ended September 30, 2017

Net income increased $1,788,942 (234%) to $2,554,533 in 2018 from $765,591 in 2017. Net income per share, basic and diluted, increased $11.37 to $16.22 in 2018 from $4.85 in 2017.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $1,388,564 (30%) to $6,005,277 in 2018 from $4,616,713 in 2017. The $1,388,564 increase is due to an increase in crude oil sales of $1,445,794 and an increase in miscellaneous oil and gas product sales of $48,000, offset by a decrease in natural gas sales of $105,230.

The $1,445,794 (55%) increase in oil sales to $4,096,310 in 2018 from $2,650,516 in 2017 was the net result of an increase in the average price per barrel (Bbl) and an increase in the volume sold. The average price per Bbl increased $17.72 to $62.73 per Bbl in 2018, resulting in a positive price variance of $1,157,145. The volume of oil sold increased 6,413 Bbls to 65,299 Bbls in 2018, resulting in a positive volume variance of $288,649. The net increase in oil volumes sold was mostly due to production of 15,500 Bbls from new wells in Oklahoma and Texas, partially offset by production declines from older wells.

The $105,230 (6%) decrease in gas sales to $1,711,191 in 2018 from $1,816,421 in 2017 was the net result of an increase in the average price per thousand cubic feet (MCF) and a decrease in the volume sold. The average price per MCF increased $0.05 to $2.72 per MCF in 2018, resulting in a positive price variance of $27,060. The volume of gas sold decreased 49,546 MCF to 629,782 MCF in 2018, resulting in a negative volume variance of $132,290. The net decrease in gas volumes sold was mostly due to production declines from older wells, partially offset by production of 10,900 MCF from several new working and royalty interest wells.

Sales from the Robertson County, Texas royalty interest properties provided approximately 33% of the Company’s first nine months gas sales volumes for 2018 and 22% of the first nine months gas sales volumes for 2017. See discussion on page 11 of the 2017 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties. Sales from Arkansas working interest properties provided approximately 12% of the Company’s first nine months of 2018 gas sales volumes and about 14% of the first nine months of 2017 gas sales volumes.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices, upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $197,775 in 2018 as compared to $149,776 in 2017.

The Company received lease bonuses of $523,445 in the first nine months of 2018 for leases on its owned minerals compared to $171,229 in the first nine months of 2017. In 2018, 91% of lease bonuses were for leases on owned minerals in Texas compared to 100% in 2017.

Operating Costs and Expenses. Operating costs and expenses decreased $156,555 (3%) to $4,438,570 in 2018 from $4,595,125 in 2017. Material line item changes are discussed and analyzed in the following paragraphs.

Production costs increased $178,517 (11%) in 2018 to $1,783,107 from $1,604,590 in 2017. This increase was primarily the result of an increase of $114,276 in lease operating expenses and an increase in production taxes of $87,900, partially offset by a decrease of $24,398 in handling expenses.

Exploration costs decreased $356,728 (66%) to $180,388 in 2018 from $537,116 in 2017. The decrease is due to a decrease in dry hole costs and a decrease in delay rental expense, offset by an increase in geological and geophysical expenses. Geological and geophysical expenses totaled $162,514 in 2018 as compared to $25,817 in 2017. Dry hole costs decreased $452,973 to $48,203 in 2018 from $501,176 in 2017. Delay rental expenses were $1,094 in 2018 compared to $10,123 for 2017.

The following is a summary as of November 1, 2018, updating both exploration and development activity from December 31, 2017, for the period ended September 30, 2018.

The Company participated with 12% and 8% working interests in the drilling of two development wells on a Woods County, Oklahoma prospect. Completions are in progress on both wells. Capitalized costs for the period were $134,000.

The Company participated with a 12.1% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. A completion is in progress. Capitalized costs for the period were $34,139.

The Company participated with its 18% working interest in the drilling of a development well on a Barber County, Kansas prospect. A completion is in progress. Capitalized costs for the period were $36,777.

The Company participated with its 8.4% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a dry hole. No additional drilling is planned on the prospect. Dry hole costs for the period were $15,107 and an impairment expense of $19,258 was taken against the leasehold.

The Company participated with its 10.5% working interest in the drilling of an exploratory well on a Thomas County, Kansas prospect. The well was completed as a dry hole. No additional drilling is planned on the prospect. Dry hole costs for the period were $19,949 and an impairment expense of $684 was taken against the leasehold.

The Company participated with its 18% working interest in the drilling of two step-out wells (one a re-entry) on a Kiowa County, Kansas prospect. Both wells were completed as commercial oil and gas producers. Actual costs of $121,835 for the period were offset by prepaid costs from 2017 for a net capitalized amount of $0.

The Company participated with its 14% working interest in the drilling of two injection wells on a Hansford County, Texas waterflood unit. One well has been completed and is injecting water and the other missed the reservoir and was plugged. There are three other injection wells and two producing wells in the unit. Actual costs of $214,638 for the period were offset by $103,936 of prepaid costs from 2017 for a net capitalized amount of $110,702.

The Company is participating with its 14% interest in the reworking of previously acquired 3-D seismic and in the acquisition of additional leasehold on a Creek County, Oklahoma prospect. Capitalized costs for the period were $17,124 and seismic costs were $3,357.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. The Company is participating in the development of the prospect and is currently engaged in efforts to acquire an additional 480 net acres of leasehold and to sell a portion of its interest. Leasehold costs for the period were $7,902 and geological costs were $1,916.

The Company owns a 12.25% interest in 4,882.5 net acres of leasehold on a Crockett County, Texas prospect. An exploratory well was drilled on the prospect in 2017. A completion attempt of the well was unsuccessful and it will be plugged. A dry hole expense of $31,788 was taken against the well.

The Company is participating with a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. A 3-D seismic survey of the prospect area has been completed and analysis of the data is ongoing. Nine prospects have already been identified and lease acquisition is in progress on five. An exploratory well will be drilled starting in November 2018. Capitalized costs for the period were $23,382 and seismic costs were $107,752.

The Company participated with its 10.5% working interest in the completion of an exploratory well that was drilled in 2017 on a Lea County, New Mexico prospect. The well is a marginal oil producer. Capitalized costs for the period were $65,421 and an impairment expense of $265,818 was taken against the well.

The Company participated with its 7% working interest in the drilling of an exploratory well on a Summit County, Utah prospect. The well has been completed as a commercial gas and gas condensate producer and is awaiting pipeline connection. Capitalized costs for the period were $974,258.

The Company is participating with its 11.2% working interest in workovers on a group of wells that were purchased in 2017 on a Tyler County, Texas prospect. The workovers performed so far have been successful in significantly increasing production. Capitalized costs for the period were negligible as most of the work was charged to expense.

The Company participated with its 8.33% working interest in the drilling of a horizontal well in a Harding County, South Dakota producing unit. The well has been completed and is being tested. The unit is being developed for waterflooding. Capitalized costs for the period were $152,878.

The Company has been participating with a 50% interest in an attempt to develop shallow oil prospects in the Permian Basin. Lease acquisition is in progress on one prospect in Crane County, Texas. The Company will sell a portion of its interest prior to any drilling. Geological costs were $48,961 for the period and leasehold costs were $10,953.

In October 2018, the Company purchased a 16% interest in 784.12 net acres of leasehold on a Barber County, Kansas prospect for $12,546. An exploratory well will be drilled on the prospect starting in January 2019.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $18,305 (1%) to $1,276,288 in 2018 from $1,294,593 in 2017. Depreciation, Depletion and Amortization amounts decreased $250,000, offset by an increase in impairment loss of approximately $232,000. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 30 of the 2017 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $126,372 (19%) to $777,235 in 2018 from $650,863 in 2017. See Note 2 to the accompanying financial statements for an analysis of the components of this item.

Equity securities losses were $(4,598) in 2018 compared to gains of $90,860 in 2017. In 2018, the Company had unrealized losses of $80,001 from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $75,403. In 2017, the Company had unrealized gains of $76,703 and net realized trading gains of $14,157.

Gain on the sale of assets increased $543,054 (933%) to $601,231 in 2018 from $58,177 in 2017. This was mostly due to the sale of leasehold rights in Major County, Oklahoma.

Interest income increased $144,983 (172%) to $229,441 in 2018 from $84,458 in 2017. The increase was due to increased interest rates on available-for-sale debt securities and other interest-bearing accounts.

Other income decreased $430,472 (95%) to $24,882 in 2018 from $455,354 in 2017 mostly due to a decrease in other investment income to $16,500 in 2018 from $445,000 in 2017.

Income Tax Provision. Income taxes increased $222,515 to $313,657 in 2018 from $91,142 in 2017. The income tax increase was the result of a $2,011,457 increase in the pre-tax income to $2,868,190 in 2018 from an $856,733 pre-tax income in 2017. Of the 2018 income tax provision, the estimated current tax provision was $163,107 and the estimated deferred tax provision was $150,550. Of the 2017 income tax provision, the estimated current tax provision was $109,577 and the estimated deferred tax benefit was $(18,435). See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2018, Compared with Three Months Ended September 30, 2017

Net income increased $597,775 (197%) to $901,253 in 2018 from $303,478 in 2017. The significant changes in the statements of income are discussed below.

Operating Revenues. Revenues from oil and gas sales increased $464,086 (33%) to $1,868,807 in 2018 from $1,404,721 in 2017 due to increases in gas, oil and other product sales of $26,231, $423,103 and $14,752, respectively.

The increase in gas sales was the result of an increase in the average price of $0.65 per MCF to $2.83, for a positive price variance of $132,475, and a decrease in the volume of gas sold of 48,736 MCF to 205,202 MCF, for a negative volume variance of $106,244. See the “Results of Operations” section above for the nine months ended September 30, 2018 for additional discussion of gas sales variances.

The increase in oil sales was the net result of an increase in the average price received of $22.55 per Bbl to $66.44, for a positive price variance of $416,124, and an increase in the volume of oil sold of 160 Bbls to 18,451 Bbls, for a positive volume variance of $6,979. See the “Results of Operations” section above for the nine months ended September 30, 2018 for additional discussion of the oil sales variances.

Other operating revenues increased $114,171 (62%) to $298,453 for 2018 due to an increase in lease bonuses.

Operating Costs and Expenses. Operating costs and expenses decreased $13,491 (1%) to $1,257,299 in 2018 from $1,270,790 in 2017. The decrease was the net result of an increase in production costs of $20,059; an increase in exploration costs charged to expense of $30,234; a decrease in depreciation, depletion, amortization and valuation provisions (DD&A) of $45,676; and a decrease in general administrative and other expense (G&A) of $18,108. The significant changes in these line items are discussed below.

Exploration costs increased $30,234 (202%) to $45,203 in 2018 from $14,969 in 2017. Most of the increase is due to a $32,224 increase in geological and geophysical costs for 2018 compared to 2017.

Depreciation, Depletion, Amortization and Valuation Provision  decreased $45,676 (13%) to $316,795 in 2018 from $362,471 in 2017. The decrease is due to lower gas sales volumes (see “Operating Revenues” above) and a lower depreciable asset base. The lower depreciable asset base is a result of the long-lived asset impairment losses for fiscal 2017 and the six months ended June 30, 2018. There were no impairment losses for the third quarter of 2018 or 2017. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 30 of the 2017 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. In 2018, this line item increased $16,454 (31%) to $69,793 from $53,339 in 2017.

Equity securities decreased $45,527 in 2018 to losses of $(19,542) compared to gains of $25,985 in 2017. The decrease was due to a decline in realized gains of $33,023 and an increase in unrealized losses of $12,504.

Interest income increased $67,260 (162%) to $108,708 in 2018 from $41,448 in 2017. The increase was due to increased interest rates on available-for-sale debt securities and other interest-bearing accounts.

Income Tax Provision. Income taxes increased $10,427 (15%) to $78,501 in 2018 from $68,074 in 2017. The increase was due to the increase in income before income taxes of $608,202 to $979,754 in 2018 from $371,552 in 2017. Of the 2018 income tax provision, the estimated current tax provision was $70,669 and the estimated deferred tax provision was $7,832. Of the 2017 income tax provision, the estimated current tax provision was $31,308 and the estimated deferred tax provision was $36,766. See discussions above in “Results of Operations” section and Note 4 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, Ltd., an Oklahoma limited partnership, and Grand Woods Development, LLC, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment. See Note 3 to the accompanying financial statements for more information about these entities.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended September 30, 2018, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 to July 31, 2018	61	$150	---	---
August 1 to August 31, 2018	44	$150	---	---
September 1 to September 30, 2018	120	$150	---	---
Total	225	$150	---	---

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 14, 2018	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: November 14, 2018	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer