Form 10-Q
period 2019-03-31
RESERVE PETROLEUM CO
filed 2019-05-15
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

As of May 3, 2019, 156,689 shares of the registrant’s $.50 par value common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$3,025,623	$6,428,499
Available-for-Sale Debt Securities	19,702,622	16,249,414
Equity Securities	543,102	454,058
Refundable Income Taxes	---	16,387
Accounts Receivable	904,696	846,419
Notes Receivable	218,158	218,158

Total Current Assets	24,394,201	24,212,935

Investments:
Equity Method Investments	811,384	881,860
Other Investments	1,691,116	1,689,249

Total Investments	2,502,500	2,571,109

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,415,455	2,249,113
Proved Properties	55,045,718	54,789,836

Oil and Gas Properties, Gross	57,461,173	57,038,949

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	46,235,754	46,008,467

Oil and Gas Properties, Net	11,225,419	11,030,482

Other Property and Equipment, at Cost	403,718	403,718

Less – Accumulated Depreciation	256,887	249,333

Other Property and Equipment, Net	146,831	154,385

Total Property, Plant and Equipment	11,372,250	11,184,867

Total Assets	$38,268,951	$37,968,911

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$168,032	$318,387
Income Taxes Payable	27,718	---
Other Current Liabilities	42,743	25,243

Total Current Liabilities	238,493	343,630

Long-Term Liabilities:
Asset Retirement Obligation	1,793,393	1,774,114
Dividends Payable	1,034,183	1,057,483
Deferred Tax Liability, Net	1,332,725	1,210,271

Total Long-Term Liabilities	4,160,301	4,041,868

Total Liabilities	4,398,794	4,385,498

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	35,355,997	35,023,662

Stockholders’ Equity Before Treasury Stock	35,513,365	35,181,030

Less – Treasury Stock, at Cost	1,643,208	1,597,617

Total Stockholders’ Equity	33,870,157	33,583,413

Total Liabilities and Stockholders’ Equity	$38,268,951	$37,968,911

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Operating Revenues:
Oil and Gas Sales	$1,592,711	$1,579,281
Lease Bonuses and Other	7,528	145,862

Total Operating Revenues	1,600,239	1,725,143

Operating Costs and Expenses:
Production	558,707	606,767
Exploration	3,219	77,645
Depreciation, Depletion, Amortization and Valuation Provisions	234,841	326,332
General, Administrative and Other	452,860	450,534

Total Operating Costs and Expenses	1,249,627	1,461,278

Income from Operations	350,612	263,865

Other Income, Net	140,558	90,399

Income Before Income Tax Provision	491,170	354,264

Income Tax Provision/(Benefit):
Current	36,381	(65,904)
Deferred	122,454	149,574

Total Income Tax Provision	158,835	83,670

Net Income	$332,335	$270,594

Per Share Data:
Net Income, Basic and Diluted	$2.12	$1.72

Weighted Average Shares Outstanding, Basic and Diluted	157,114	157,623

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Three Months Ended March 31, 2019

Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413
Net Income	---	---	332,335	---	332,335
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	(45,591)	(45,591)
Balance as of March 31, 2019	$92,368	$65,000	$35,355,997	$(1,643,208)	$33,870,157

Three Months Ended March 31, 2018

Balance as of December 31, 2017	$92,368	$65,000	$33,497,463	$(1,532,813)	$32,122,018
Net Income	---	---	270,594	---	270,594
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	(12,954)	(12,954)
Balance as of March 31, 2018	$92,368	$65,000	$33,768,057	$(1,545,767)	$32,379,658

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net Cash Provided by Operating Activities	$692,487	$845,649

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	2,473,604	---
Purchase of Available-for-Sale Debt Securities	(5,926,812)	---
Purchase of Property, Plant and Equipment	(570,260)	(818,594)
Other Investments	(1,867)	(48,731)

Net Cash Applied to Investing Activities	(4,025,335)	(867,325)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(24,437)	(50,222)
Purchase of Treasury Stock	(45,591)	(12,954)

Total Cash Applied to Financing Activities	(70,028)	(63,176)

Net Change in Cash and Cash Equivalents	(3,402,876)	(84,852)

Cash and Cash Equivalents, Beginning of Period	6,428,499	4,767,810

Cash and Cash Equivalents, End of Period	$3,025,623	$4,682,958

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2018, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (hereinafter, the “2018 Form 10-K”).

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended
	March 31,
	2019	2018
Net Realized and Unrealized Gain on Equity Securities	$88,738	$28,724
Gain on Asset Sales	---	1,215
Interest Income	132,527	53,617
Equity Earnings/(Losses) in Investees	(70,476)	1,485
Other Income	1,309	17,284
Interest and Other Expenses	(11,540)	(11,926)
Other Income, Net	$140,558	$90,399

Note 3 –	EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $7,800 and $7,500 during the three months ended March 31, 2019 and 2018, respectively. The Company’s investment in Broadway totaled $182,687 and $172,722 at March 31, 2019 and December 31, 2018, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,000,000 of a $1,595,750 loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The loan matures October 31, 2020. The Company’s investment in the LLC totaled $360,408 and $438,303 at March 31, 2019 and December 31, 2018, respectively. The Company also holds a note receivable of $43,158 from the LLC.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed a $1,300,000 loan for which a portion of the proceeds were used to build a speculative office building. The loan matures March 26, 2021. The Company’s investment in QSN totaled $268,289 and $270,835 at March 31, 2019 and December 31, 2018, respectively.

The Company’s Other Investments primarily include:

OKC Industrial Properties (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at March 31, 2019 and December 31, 2018.

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at March 31, 2019 and December 31, 2018.

Cloudburst Solutions (“Solutions”), with a 10.625% ownership, was acquired with an initial investment of $500,000 in 2014, and additional investments of $750,000 and $44,375 in 2016 and 2018, respectively. Solutions owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Solutions totaled $1,294,375 at March 31, 2019 and December 31, 2018. The Company also holds a note receivable of $175,000 from Solutions.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $219,885 and $218,018 at March 31, 2019 and December 31, 2018, respectively.

Note 4 – PROVISION FOR INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Act”), which substantially revised numerous areas of U.S. federal income tax law, including reducing the tax rate for corporations from a maximum rate of 35% to a flat rate of 21% and eliminating the corporate alternative minimum tax (AMT). The various estimates included in determining our tax provision as of December 31, 2018 remain provisional through the three months ended March 31, 2019 and may be adjusted through subsequent events such as the filing of our 2018 federal income tax return and the issuance of additional guidance such as new Treasury Regulations.

In 2019 and 2018, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2018	$1,774,114
Liabilities incurred for new wells (net of revisions)	8,352
Liabilities settled (wells sold or plugged)	---
Accretion expense	11,398
Revision to estimate	(471)
Balance at March 31, 2019	$1,793,393

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale debt securities using quoted market prices for securities with similar maturity dates and interest rates. At March 31, 2019 and December 31, 2018, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2019
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2019	$	---	$19,702,622	$	---
Equity Securities:
Domestic Equities		337,010	---		---
International Equities		193,672	---		---
Others		12,420	---		---

	December 31, 2018
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2019	$	---	$16,249,414	$	---
Equity Securities:
Domestic Equities		259,843	---		---
International Equities		179,083	---		---
Others		15,132	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the quarter ended March 31, 2019 was $8,352 with $5,408 in 2018, and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

There was no long-lived asset impairment loss for the first quarter for either 2019 or 2018. This also represents non-recurring fair value expense calculated using Level 3 inputs. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 31 of the 2018 Form 10-K for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2019 and December 31, 2018, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 – NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases. The Company currently has no significant capital or operating leases. The new guidance is not applicable for leases with a term of 12 months or less, nor is it applicable for oil and gas leases. The Company’s building lease is a month to month contract. The new guidance does not have any impact on the Company’s financial position, results of operations or cash flows.

See the “New Accounting Pronouncements” disclosures on page 26 of the 2018 Form 10-K. There were no other accounting pronouncements issued or that have become effective since December 31, 2018.

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

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the statements of income are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the periods ending March 31, 2019 and 2018, that estimate represented approximately $293,653 and $264,543, respectively, of oil and gas sales included in the statements of income.

The Company’s contracts with customers originate at or near the time of delivery and transfer of control of oil and natural gas to the purchasers. As such, the Company does not have significant unsatisfied performance obligations.

The Company’s oil is typically sold at delivery points under contract terms that are common in our industry. The Company's natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in our industry. However, under these contracts, the natural gas may be sold to a single purchaser or may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to the Company for its share in the value of the oil and natural gas sold.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. Oil sales for the three months ended March 31, 2019 and 2018 were $981,931 and $980,786, respectively. Natural gas sales for the three months ended March 31, 2019 and 2018 were $565,112 and $541,273, respectively. Miscellaneous oil and gas product sales for the three months ended March 31, 2019 and 2018 were $45,668 and $57,222, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the 2018 Form 10-K, as well as the financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 8 of the 2018 Form 10-K.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2019, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $692,487 and cash provided by the maturities of available-for-sale debt securities of $2,473,604 for total cash provided of $3,166,091. The Company utilized cash for the purchase of available-for-sale debt securities of $5,926,812, property additions of $570,260, other investment activity of $1,867 and financing activities of $70,028 for total cash applied of $6,568,967. Cash and cash equivalents decreased $3,402,876 (53%) to $3,025,623.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2018. A discussion of these items follows.

Equity securities increased $89,044 (20%) to $543,102 as of March 31, 2019 from $454,058 at December 31, 2018. The increase was the result of a $150,324 increase in the equity securities’ market value offset by $61,280 of net loss from these securities.

Refundable income taxes decreased $16,387. This decrease was due to the $16,387 tax benefit at December 31, 2018 with none at March 31, 2019.

Accounts payable decreased $150,355 (47%) to $168,032 as of March 31, 2019 from $318,387 at December 31, 2018 due to a decrease in the drilling and exploration activity at March 31, 2019 versus December 31, 2018.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $692,487 in the three months ended March 31, 2019, a decrease of $153,162 (18%) from the comparable period in 2018 of $845,649. The decrease was primarily due to a decrease in lease bonus income. For more information see “Operating Revenues” and “Other Income, Net” below.

Cash applied to the purchase of property additions in the three months ended March 31, 2019 was $570,260, a decrease of $248,334 (30%) from cash applied in the comparable period in 2018 of $818,594. For both 2019 and 2018, cash applied to property additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to other investments in the three months ended March 31, 2019 was $1,867, a decrease of $46,864 (96%) from cash applied in the comparable period in 2018 of $48,731.

Cash applied to financing activities in the three months ended March 31, 2019 was $70,028, an increase of $6,852 (11%) from cash applied in the comparable period in 2018 of $63,176.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2018 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2019, Compared with Three Months Ended March 31, 2018

Net income increased $61,741 (23%) to $332,335 in the three months ended March 31, 2019 from $270,594 in the comparable period in 2018. Net income per share, basic and diluted, increased $0.40 to $2.12 in the three months ended March 31, 2019 from $1.72 in the comparable period in 2018.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $13,430 (1%) to $1,592,711 in the three months ended March 31, 2019 from $1,579,281 in 2018. Of the $13,430 increase, crude oil sales increased $1,145; natural gas sales increased $23,839; and miscellaneous oil and gas product sales decreased $11,554.

The $1,145 increase in oil sales to $981,931 in the three months ended March 31, 2019 from $980,786 in the comparable period in 2018 was the net result of a decrease in the average price per barrel (Bbl) offset by an increase in the volume sold. The volume of oil sold increased 2,077 Bbls to 18,744 Bbls in the three months ended March 31, 2019, resulting in a positive volume variance of $122,231 compared to the comparable period in 2018. The average price per Bbl decreased $6.46 to $52.39 per Bbl in the three months ended March 31, 2019, resulting in a negative price variance of $121,086 compared to the comparable period in 2018. The increase in oil volumes sold was due to production of 3,600 Bbls from new wells partially offset by production declines from older wells.

The $23,839 (4%) increase in gas sales to $565,112 in the three months ended March 31, 2019 from $541,273 in the comparable period in 2018 was the net result of an increase in the average price per thousand cubic feet (MCF) offset by a decrease in the volume sold. The volume of gas sold decreased 6,545 MCF to 192,133 MCF in the three months ended March 31, 2019 from 198,678 MCF in the comparable period in 2018, for a negative volume variance of $17,802 compared to the comparable period in 2018. The average price per MCF increased $0.22 to $2.94 per MCF in the three months ended March 31, 2019 from $2.72 per MCF in the comparable period in 2018, resulting in a positive price variance of $41,641 compared to the comparable period in 2018. The decrease in gas volumes sold was due to production of 9,700 MCF from new wells offset by production declines from older wells.

Sales from the Robertson County, Texas royalty interest properties provided approximately 32% of the Company’s gas sales volumes for the three months ended March 31, 2019 and 29% of the gas sales volumes for the comparable period in 2018. See discussion on page 11 of the 2018 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 12% of the Company’s gas sales volumes for the three months ended March 31, 2019 and about 11% of the gas sales volumes for the comparable period in 2018.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $45,668 in the three months ended March 31, 2019 compared to $57,222 in the comparable period in 2018.

The Company received lease bonuses of $7,528 in the three months ended March 31, 2019 for leases on its owned minerals compared to $145,862 in the comparable period in 2018.

Operating Costs and Expenses. Operating costs and expenses decreased $211,651 (14%) to $1,249,627 in the three months ended March 31, 2019 from $1,461,278 in the comparable period in 2018.

Production Costs. Production costs decreased $48,060 (8%) to $558,707 in the three months ended March 31, 2019 from $606,767 in the comparable period in 2018. This decrease was primarily the result of a decrease of $53,000 in lease operating expenses.

Exploration Costs. Total exploration expense decreased $74,426 (96%) to $3,219 in the three months ended March 31, 2019 from $77,645 in the comparable period in 2018. The decrease was due to a decrease of $109,484 in geological and geophysical expenses, offset by an increase in other expenses of $35,058.

The following is a summary as of May 3, 2019, updating both exploration and development activity from December 31, 2018, for the period ended March 31, 2019.

The Company is participating with a 9.5% working interest in the completion of a development well on a Woods County, Oklahoma prospect. The well was drilled in 2018. Capitalized costs for the period were $37,762.

The Company is participating with its 14% interest in the acquisition of additional leasehold on a Creek County, Oklahoma 3-D seismic prospect. It is likely that one or more exploratory wells will be drilled on the prospect in 2019. Leasehold costs for the period were $1,458.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. The Company and its partners have entered into an agreement whereby a third party would drill two strat tests on the prospect, earning the option to drill three additional wells, purchase a 50% interest in the acreage and conduct a thermal recovery pilot test. The strat tests have been drilled and the third party has decided to proceed with the drilling of the additional wells.

The Company is participating with a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. A 3-D seismic survey of the prospect area has been completed and thirteen prospects have been identified. An exploratory well was drilled on one prospect, resulting in a commercial oil and gas producer that is awaiting pipeline connection. Lease acquisition is in progress on seven prospects, and additional exploratory drilling is planned this year. Leasehold costs for the period were $4,138. Actual drilling costs of $140,384 for the period were offset by prepaid costs from 2018 for a net capitalized amount of $0.

The Company has been participating with a 50% interest in an attempt to develop shallow oil prospects in the Permian Basin. Lease acquisition is in progress on one prospect in Crane County, Texas. The Company will sell a portion of its interest prior to any drilling. Leasehold costs were $2,019 for the period.

The Company participated with its 16% working interest in the drilling of an exploratory well on a Barber County, Kansas prospect. The well has been completed and is being tested. Capitalized costs for the period were $57,133.

In October 2018, the Company entered into an agreement to acquire mineral rights in Tyler, Doddridge and Ritchie Counties, West Virginia. The Company is funding the acquisition of the mineral rights which will then be sold to a third party for a profit, with the Company retaining an interest in the minerals. Costs for the period were $198,186.

The Company is participating with its 10.5% working interest in the completion of an exploratory well on an Oldham County, Texas prospect. The well was drilled in 2018. Capitalized costs for the period were $144,160, including $13,125 of additional leasehold costs.

The Company participated with 17.1% and 17.5% working interests in successful recompletions of two wells on a McClain County, Oklahoma prospect. Capital costs for the period were $15,596.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $91,491 (28%) to $234,841 in the three months ended March 31, 2019 from $326,332 in the comparable period in 2018. The decrease was due primarily to revisions in reserve estimates and $44,700 less impairment of non-producing leaseholds for 2019 versus 2018.

Other Income, Net. This line item increased $50,159 (55%) to $140,558 in the three months ended March 31, 2019 from $90,399 in the comparable period in 2018. See Note 2 to the accompanying financial statements for the various components of this line item.

Income Tax Provision. Income tax provision increased $75,165 (90%) to $158,835 in the three months ended March 31, 2019 from $83,670 in the comparable period in 2018. The increase was due to an increase in Income Before Income Tax Provision of $136,906 (39%) to $491,170 as compared to $354,264 in the comparable period in 2018. See Note 4 to the accompanying financial statements for additional information on income taxes.

Off-Balance Sheet Arrangement

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, LLC, an Oklahoma limited liability company, and Grand Woods Development, LLC, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment. For more information about these entities and the related off-balance sheet arrangements, see Note 3 to the accompanying financial statements.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2019, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1 to January 31, 2019	47	$150	---	---
February 1 to February 28, 2019	164	$150	---	---
March 1 to March 31, 2019	93	$150	---	---
Total	304	$150	---	---

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
____________________________________ * Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2019	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: May 15, 2019	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer