Form 10-Q
period 2019-06-30
RESERVE PETROLEUM CO
filed 2019-08-14
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8157

THE RESERVE PETROLEUM COMPANY

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	73-0237060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6801 Broadway ext., Suite 300 Oklahoma City, Oklahoma 73116-9037 (405) 848-7551
(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of August 2, 2019, 156,618 shares of the Registrant’s $.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$2,536,576	$6,428,499
Available-for-Sale Debt Securities	19,178,476	16,249,414
Equity Securities	542,365	454,058
Refundable Income Taxes	---	16,387
Accounts Receivable	1,126,335	846,419
Notes Receivable	218,158	218,158
Other Current Assets	428,410	---

Total Current Assets	24,030,320	24,212,935

Investments:
Equity Method Investments	805,754	881,860
Other Investments	1,692,982	1,689,249

Total Investments	2,498,736	2,571,109

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,309,371	2,249,113
Proved Properties	55,337,650	54,789,836

Oil and Gas Properties, Gross	57,647,021	57,038,949

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	46,484,398	46,008,467

Oil and Gas Properties, Net	11,162,623	11,030,482

Other Property and Equipment, at Cost	404,045	403,718

Less – Accumulated Depreciation	264,447	249,333

Other Property and Equipment, Net	139,598	154,385

Total Property, Plant and Equipment	11,302,221	11,184,867

Total Assets	$37,831,277	$37,968,911

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$174,739	$318,387
Income Taxes Payable	18,029	---
Other Current Liabilities	60,243	25,243

Total Current Liabilities	253,011	343,630

Long-Term Liabilities:
Asset Retirement Obligation	1,825,069	1,774,114
Dividends Payable	1,072,895	1,057,483
Deferred Tax Liability, Net	1,231,001	1,210,271

Total Long-Term Liabilities	4,128,965	4,041,868

Total Liabilities	4,381,976	4,385,498

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,981,889	35,023,662

Stockholders’ Equity Before Treasury Stock	35,139,257	35,181,030

Less – Treasury Stock, at Cost	1,689,956	1,597,617

Total Stockholders’ Equity	33,449,301	33,583,413

Total Liabilities and Stockholders’ Equity	$37,831,277	$37,968,911

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues:
Oil and Gas Sales	$1,845,498	$2,557,191	$3,438,209	$4,136,471
Lease Bonuses and Other	81,820	79,932	89,347	225,795

Total Operating Revenues	1,927,318	2,637,123	3,527,556	4,362,266

Operating Costs and Expenses:
Production	625,141	612,492	1,183,847	1,219,259
Exploration	41,646	57,540	44,865	135,185
Depreciation, Depletion, Amortization and Valuation Provisions	316,160	633,162	551,002	959,494
General, Administrative and Other	403,668	416,800	856,528	867,334

Total Operating Costs and Expenses	1,386,615	1,719,994	2,636,242	3,181,272

Income from Operations	540,703	917,129	891,314	1,180,994

Other Income, Net	122,508	617,045	263,067	707,443

Income Before Provision for Income Taxes	663,211	1,534,174	1,154,381	1,888,437

Income Tax Provision/(Benefit):
Current	42,313	158,342	78,694	92,438
Deferred	(101,724)	(6,856)	20,730	142,718

Total Income Tax Provision/(Benefit)	(59,411)	151,486	99,424	235,156

Net Income	$722,622	$1,382,688	$1,054,957	$1,653,281

Per Share Data
Net Income, Basic and Diluted	$4.61	$8.78	$6.72	$10.49

Cash Dividends Declared and/or Paid	$7.00	$5.00	$7.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted	156,736	157,528	156,924	157,575

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Six Months Ended June 30, 2019

Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413
Net Income	---	---	332,335	---	332,335
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	(45,591)	(45,591)
Balance as of March 31, 2019	$92,368	$65,000	$35,355,997	$(1,643,208)	$33,870,157

Net Income	---	---	722,622	---	722,622
Dividends Declared	---	---	(1,096,730)	---	(1,096,730)
Purchase of Treasury Stock	---	---	---	(46,748)	(46,748)
Balance as of June 30, 2019	$92,368	$65,000	$34,981,889	$(1,689,956)	$33,449,301

Six Months Ended June 30, 2018

Balance as of December 31, 2017	$92,368	$65,000	$33,497,463	$(1,532,813)	$32,122,018
Net Income	---	---	270,594	---	270,594
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	(12,954)	(12,954)
Balance as of March 31, 2018	$92,368	$65,000	$33,768,057	$(1,545,767)	$32,379,658

Net Income	---	---	1,382,687	---	1,382,687
Dividends Declared	---	---	(787,494)	---	(787,494)
Purchase of Treasury Stock	---	---	---	(12,063)	(12,063)
Balance as of June 30, 2018	$92,368	$65,000	$34,363,250	$(1,557,830)	$32,962,788

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

Net Cash Provided by Operating Activities	$1,494,017	$1,739,237

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	16,249,414	16,371,544
Purchase of Available-for-Sale Debt Securities	(19,178,476)	(16,415,010)
Proceeds from Disposal of Property, Plant and Equipment	---	578,430
Purchase of Property, Plant and Equipment	(1,258,854)	(838,104)
Other Investments	(23,351)	(53,086)
Cash Received from Tax Refunds	---	14,995

Net Cash Applied to Investing Activities	(4,211,267)	(341,231)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(1,082,334)	(799,871)
Purchase of Treasury Stock	(92,339)	(25,017)

Total Cash Applied to Financing Activities	(1,174,673)	(824,888)

Net Change in Cash and Cash Equivalents	(3,891,923)	573,118

Cash and Cash Equivalents, Beginning of Period	6,428,499	4,767,810

Cash and Cash Equivalents, End of Period	$2,536,576	$5,340,928

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2018, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (hereinafter, the “2018 Form 10-K”).

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$(837)	$(13,779)	$87,902	$14,945
Gain on Asset Sales	2,464	600,016	2,464	601,231
Interest Income	156,586	67,115	289,114	120,732
Equity Losses in Investees	(25,248)	(31,544)	(95,724)	(30,059)
Other Income	1,082	7,164	2,390	24,448
Interest and Other Expenses	(11,539)	(11,927)	(23,079)	(23,854)
Other Income, Net	$122,508	$617,045	$263,067	$707,443

Note 3 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $16,500 and $14,000 during the six months ended June 30, 2019 and 2018, respectively. The Company’s investment in Broadway totaled $177,611 and $172,722 at June 30, 2019 and December 31, 2018, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,000,000 of a $1,595,750 loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The loan matures October 31, 2020. The Company’s investment in the LLC totaled $362,595 and $438,303 at June 30, 2019 and December 31, 2018, respectively. The Company also holds a note receivable of $43,158 from the LLC.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed a $1,300,000 loan for which a portion of the proceeds were used to build a speculative office building. The loan matures March 26, 2021. The Company’s investment in QSN totaled $265,548 and $270,835 at June 30, 2019 and December 31, 2018, respectively.

The Company’s Other Investments primarily include:

OKC Industrial Properties (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at June 30, 2019 and December 31, 2018.

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at June 30, 2019 and December 31, 2018.

Cloudburst Solutions (“Solutions”), with a 10.625% ownership, was acquired with an initial investment of $500,000 in 2014, and additional investments of $750,000 and $44,375 in 2016 and 2018, respectively. Solutions owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Solutions totaled $1,294,375 at June 30, 2019 and December 31, 2018. The Company also holds a note receivable of $175,000 from Solutions.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $221,751 and $218,018 at June 30, 2019 and December 31, 2018, respectively.

Note 4 – PROVISION FOR INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Act”), which substantially revised numerous areas of U.S. federal income tax law, including reducing the tax rate for corporations from a maximum rate of 35% to a flat rate of 21% and eliminating the corporate alternative minimum tax (AMT). The various estimates included in determining our tax provision as of December 31, 2018 remain provisional through the six months ended June 30, 2019 and may be adjusted through subsequent events such as the filing of our 2018 federal income tax return and the issuance of additional guidance such as new Treasury Regulations.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2018	$1,774,114
Liabilities incurred for new wells (net of revisions)	38,516
Liabilities settled (wells sold or plugged)	(9,885)
Accretion expense	22,795
Revision to estimate	(471)
Balance at June 30, 2019	$1,825,069

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale debt securities using quoted market prices for securities with similar maturity dates and interest rates. At June 30, 2019 and December 31, 2018, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2019
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2019	$	---	$19,178,476	$	---
Equity Securities:
Domestic Equities		393,637	---		---
International Equities		144,560	---		---
Others		4,168	---		---

	December 31, 2018
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2019	$	---	$16,249,414	$	---
Equity Securities:
Domestic Equities		259,843	---		---
International Equities		179,083	---		---
Others		15,132	---		---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the six months ended June 30, 2019 and 2018 was $38,516 and $16,074, respectively, and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the six months ended June 30, 2019 and 2018 of $66,791 and $321,376, respectively, also represents non-recurring fair value expenses calculated using Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2019 and December 31, 2018, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company evaluates forward pricing changes since the prior period in which an impairment provision was made. The Company also assesses new wells and other underperforming properties as needed for potential impairment. For the six months ended June 30, 2019, the assessment resulted in an impairment provision of $66,791, with $321,376 for the same period in 2018. The impairment provision for the six months ended June 30, 2019 is due to a reduction of estimated future cash flows from certain wells because of lower natural gas futures prices. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

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

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the statements of income are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the period ending June 30, 2019 and 2018, that estimate represented approximately $394,750 and $384,877, respectively, of oil and gas sales included in the statements of income.

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

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. Oil sales for the three months ended June 30, 2019 and 2018 were $1,335,620 and $1,889,603, respectively. Natural gas sales for the three months ended June 30, 2019 and 2018 were $452,919 and $589,501, respectively. Miscellaneous product sales for the three months ended June 30, 2019 and 2018 were $56,959 and $78,087, respectively. Oil sales for the six months ended June 30, 2019 and 2018 were $2,317,551 and $2,870,389, respectively. Natural gas sales for the six months ended June 30, 2019 and 2018 were $1,018,031 and $1,130,774, respectively. Miscellaneous product sales for the six months ended June 30, 2019 and 2018 were $102,627 and $135,308, respectively.

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2018, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $1,494,017 and cash provided by the maturities of available-for-sale debt securities of $16,249,414 for total cash provided of $17,743,431. The Company utilized cash for the purchase of available-for-sale debt securities of $19,178,476, property additions of $1,258,854, other investment activity of $23,351 and financing activities of $1,174,673 for total cash applied of $21,635,354. Cash and cash equivalents decreased $3,891,923 (73%) to $2,536,576.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2018. A discussion of these items follows.

Accounts receivable increased $279,916 (33%) to $1,126,335 as of June 30, 2019 from $846,419 at December 31, 2018 due to increased oil prices and volumes and interest receivable.

Other current assets were $428,410 as of June 30, 2019 from costs incurred for mineral acquisitions in West Virginia.

Income taxes increased $34,416 to a payable of $18,029 as of June 30, 2019 from refundable income taxes of $16,387 at December 31, 2018.

Accounts payable decreased $143,648 (45%) to $174,739 as of June 30, 2019 from $318,387 at December 31, 2018 due to a decrease in the drilling and exploration activity in the quarter ended June 30, 2019 compared to the year ended December 31, 2018.

Other current liabilities increased $35,000 as of June 30, 2019 due to ad valorem tax accruals. Ad valorem (property) taxes are primarily for Texas properties and are accrued for the first three quarters each year to be paid in the fourth quarter.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $1,494,017 in the six months ended June 30, 2019, a decrease of $245,220 (14%) from the comparable period in 2018 of $1,739,237. The decrease was primarily due to a gain on disposal of property, plant and equipment in 2018, with none in 2019. For more information see “Operating Revenues” and “Other Income” below.

Cash applied to the purchase of property additions in 2019 was $1,258,854 in the six months ended June 30, 2019, an increase of $420,750 (50%) from cash applied in the comparable period in 2018 of $838,104. In both 2019 and 2018, cash applied to property additions was mostly related to a mineral acquisition project. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2018 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Six Months Ended June 30, 2019, Compared with Six Months Ended June 30, 2018

Net income decreased $598,324 (36%) to $1,054,957 in the six months ended June 30, 2019 from $1,653,281 in the comparable period in 2018. Net income per share, basic and diluted, decreased $3.77 to $6.72 per share in the six months ended June 30, 2019 from $10.49 per share in the comparable period in 2018.

A discussion of revenue from oil and gas sales and other significant line items in the statements of income follows.

Operating Revenues. Revenues from oil and gas sales decreased $698,262 (17%) to $3,438,209 in 2019 from $4,136,471 in 2018. The $698,262 decrease is due to a decreases in crude oil sales of $552,838, natural gas sales of $112,743 and sales of miscellaneous products of $32,681.

The $552,838 (19%) decrease in oil sales to $2,317,551 in the six months ended June 30, 2019 from $2,870,389 in the comparable period in 2018 was the net result of a decrease in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold decreased 3,820 Bbls to 43,029 Bbls in the six months ended June 30, 2019, resulting in a negative volume variance of $234,049. This volume decrease was the net result of an increase of 4,300 Bbls for production that began after June 30, 2018, offset by a decline of 8,120 Bbls from older properties. The average price per Bbl decreased $7.41 to $53.86 per Bbl in the six months ended June 30, 2019 from $61.27 per Bbl in the comparable period in 2018, resulting in a negative price variance of $318,789.

The $112,743 (10%) decrease in gas sales to $1,018,031 in the six months ended June 30, 2019 from $1,130,774 in the comparable period in 2018 was the result of a decrease in the volume sold and a decrease in the average price per thousand cubic feet (MCF). The volume of gas sold decreased 35,002 MCF to 389,577 MCF in the six months ended June 30, 2019 from 424,579 MCF in the comparable period in 2018, for a negative volume variance of $93,220. The decrease in gas volumes sold was the net result of approximately 94,000 MCF of production declines from older wells, partially offset by production of approximately 59,000 MCF from wells that first produced after June 30, 2018. The average price per MCF decreased $0.05 to $2.61 per MCF in the six months ended June 30, 2019 from $2.66 per MCF in the comparable period in 2018, resulting in a negative price variance of $19,523.

Sales from the Robertson County, Texas royalty interest properties provided approximately 35% of the Company’s gas sales volumes for the six months ended June 30, 2019 and 34% of the gas sales volumes for the comparable period in 2018. See discussion on page 11 of the 2018 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 12% of the Company’s gas sales volumes for the six months ended June 30, 2019 and about 10% of the gas sales volumes for the comparable period in 2018.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous products were $102,627 in the six months ended June 30, 2019 compared to $135,308 in the comparable period in 2018.

The Company received lease bonuses of $89,097 in the six months ended June 30, 2019 for leases on its owned minerals with $225,795 in the comparable period in 2018. In 2019, most of the bonuses were for leases on owned minerals in Oklahoma.

Operating Costs and Expenses. Operating costs and expenses decreased $545,030 (17%) to $2,636,242 in the six months ended June 30, 2019 from $3,181,272 in the comparable period in 2018. Material line item changes are discussed and analyzed in the following paragraphs.

Production costs decreased $35,412 (3%) in the six months ended June 30, 2019 to $1,183,847 from $1,219,259 in the comparable period in 2018. This decrease was primarily the result of a decrease of $38,000 in production taxes.

Exploration costs decreased $90,320 (67%) to $44,865 in the six months ended June 30, 2019 from $135,185 in the comparable period in 2018. This is primarily due to a decrease in geological and geophysical expense of $91,971 to $40,549 in the six months ended June 30, 2019 from $132,520 in the comparable period in 2018.

The following is a summary as of July 31, 2019, updating both exploration and development activity from December 31, 2018, for the period ended June 30, 2019.

The Company participated with a 9.5% working interest in the completion of a development well that was drilled in 2018 on a Woods County, Oklahoma prospect. The well is a commercial oil and gas producer. Capitalized costs for the period were $37,762.

The Company is participating with its 14% interest in the acquisition of additional leasehold on a Creek County, Oklahoma 3-D seismic prospect. At least one exploratory well will be drilled on the prospect in 2019. Leasehold costs for the period were $5,598.

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

The Company is participating with a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. A 3-D seismic survey of the prospect area has been completed and fourteen prospects have been identified. Two exploratory wells have been drilled on two of the prospects. One well was completed as a commercial oil and gas producer and the other is awaiting completion. An exploratory well will be drilled on a third prospect starting in September 2019. Lease acquisition is in progress on seven additional prospects. Leasehold costs for the period were $50,962. Additional capitalized costs were $193,170.

The Company has been participating with a 50% interest in an attempt to develop oil prospects in the Permian Basin. Lease acquisition is in progress on two prospects, one in Crane County, Texas and the other in Crockett County, Texas. The Company will sell a portion of its interest prior to any drilling. Geological costs for the period were $34,270 and leasehold costs were $9,993.

The Company participated with its 16% working interest in the drilling of an exploratory well on a Barber County, Kansas prospect. The well has been completed as a commercial oil producer. Capitalized costs for the period were $57,133.

In October 2018, the Company entered into an agreement to acquire mineral rights in Tyler, Doddridge and Ritchie Counties, West Virginia. The Company is funding the acquisition of the mineral rights, which are then sold to a third party for a profit, with the Company retaining an interest in the minerals. Several small tracts have been acquired and sold, and two significant tracts are under contract. Costs for the period, net of sales proceeds, were $230,728.

The Company is participating with its 10.5% working interest in the completion of an exploratory well on an Oldham County, Texas prospect. The well was drilled in 2018. Capitalized costs for the period were $154,226, including $13,125 of additional leasehold costs.

The Company participated with 17.1% and 17.5% working interests in successful recompletions of two wells on a McClain County, Oklahoma prospect. Capital costs for the period were $15,596.

In June 2019, the Company purchased a 10.5% interest in 100 net acres of leasehold, five producing wells and two salt water disposal wells on a Murray County, Oklahoma prospect for $231,000. A development well has been drilled on the prospect and a completion is in progress. Additional capitalized costs for the period were $53,449.

Other Income, Net. This line item decreased $444,376 (63%) to $263,067 in the six months ended June 30, 2019 from $707,443 in the comparable period in 2018. See Note 2 to the accompanying financial statements for the analysis of the various components of this line item. Components with significant changes are discussed in the following paragraphs.

Gains on equity securities in the six months ended June 30, 2019 were $87,902 compared to gains of $14,945 in the comparable period in 2018, an increase of $72,957. In the six months ended June 30, 2019, the Company had realized losses of $(40,924) and unrealized gains of $128,826 from adjusting the securities to estimated fair market value. In the comparable period in 2018, the Company had realized gains of $59,657 and unrealized losses of $(44,712).

Gain on asset sales decreased $598,767 to $2,464 in the six months ended June 30, 2019 compared to $601,231 in the comparable period in 2018. The 2018 amount was mostly from the sale of leasehold rights along with associated wells and gathering system in Major County, Oklahoma.

Other Income decreased $22,058 (90%) to $2,390 in the six months ended June 30, 2019 from $24,448 in the comparable period in 2018 due to the decrease in agricultural and other investment income.

Equity losses increased $65,665 (218%) to a loss of $95,724 from a loss of $30,059 in the comparable period in 2018. The loss was almost entirely due to Grand Woods (see Note 3).

Income Tax Provision/(Benefit). Income tax provision decreased $135,732 to $99,424 in the six months ended June 30, 2019 from $235,156 in the comparable period in 2018. Of the 2019 income tax provision, the estimated current tax expense was $78,694 and the estimated deferred tax expense was $20,730. Of the 2018 income tax provision, the estimated current tax expense was $92,438 and the estimated deferred tax expense was $142,718. See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2019, Compared with Three Months Ended June 30, 2018

Net income decreased $660,066 to $722,622 in the three months ended June 30, 2019 from $1,382,688 in the comparable period in 2018. The material changes in the results of operations, which caused the decrease in net income, are discussed below.

Operating Revenues. Revenues from crude oil and natural gas sales decreased $711,693 (28%) to $1,845,498 in the three months ended June 30, 2019 from $2,557,191 in the comparable period in 2018. This was due to decreases in crude oil sales of $553,983, natural gas sales of $136,582 and sales of miscellaneous products of $21,128.

The $553,983 decrease in crude oil sales was the net result of a decrease in the volume of oil sold of 5,897 Bbls to 24,285 Bbls, for a negative volume variance of $369,193, and a decrease in the average price received of $7.61 per Bbl to $55.00, for a negative price variance of $184,790.

The $136,582 decrease in natural gas sales was the net result of a decrease in the volume of gas sold of 28,456 MCF to 197,445 MCF, for a negative volume variance of $74,258, and a decrease in the average price of $0.32 per MCF to $2.29, for a negative price variance of $62,324.

Other operating revenues were $81,820 in the three months ended June 30, 2019 from lease bonuses with $79,932 in the comparable period in 2018.

Operating Costs and Expenses. Operating costs and expenses decreased $333,379 (19%) to $1,386,615 in the three months ended June 30, 2019 from $1,719,994 in the comparable period in 2018. The decline was mostly due to the Depreciation, Depletion, Amortization and Valuation Provision, which decreased $317,002 (50%) to $316,160 in the three months ended June 30, 2019 from $633,162 in the comparable period in 2018. The decrease was due primarily to a long lived asset impairment of $66,791 in the three months ended June 30, 2019 versus $321,376 in the comparable period in 2018, and decreases in provisions for depletion, depreciation and amortization. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 31 of the 2018 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item decreased $494,537 (80%) to $122,508 in the three months ended June 30, 2019 from $617,045 in the comparable period in 2018. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. Components with significant changes are discussed in the following paragraphs.

Gain on Asset Sales decreased $597,552 to $2,464 in the three months ended June 30, 2019 from the $600,016 in the comparable period in 2018. The 2018 amount was mostly from the sale of leasehold rights along with associated wells and gathering system in Major County, Oklahoma.

Income Tax Provision/(Benefit). Income taxes decreased $210,897 to a tax benefit of $(59,411) in the three months ended June 30, 2019 from a tax provision of $151,486 in the comparable period in 2018. See discussion above in “Item 2.” and Note 4 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, LLC, an Oklahoma limited liability company, Grand Woods Development, LLC, an Oklahoma limited liability company, and QSN Office Park, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment. For more information about these entities and the related off-balance sheet arrangements, see Note 3 to the accompanying financial statements.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended June 30, 2019, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 to April 30, 2019	240	$150	---	---
May 1 to May 31, 2019	12	$150	---	---
June 1 to June 30, 2019	60	$150	---	---
Total	312	$150	----	---

[1]The Company has no formal equity security purchase program or plan. Most purchases result from requests made by stockholders receiving small odd lot share quantities as the result of probate transfers.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 14, 2019	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 14, 2019	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer