Form 10-Q
period 2019-09-30
RESERVE PETROLEUM CO
filed 2019-11-14
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of November 1, 2019, 156,615 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$2,449,270	$6,428,499
Available-for-Sale Debt Securities	19,751,183	16,249,414
Equity Securities	491,639	454,058
Refundable Income Taxes	20,381	16,387
Accounts Receivable	854,792	846,419
Notes Receivable	175,000	218,158
Other Current Assets	471,759	---

Total Current Assets	24,214,024	24,212,935

Investments:
Equity Method Investments	716,537	881,860
Other Investments	1,692,982	1,689,249

Total Investments	2,409,519	2,571,109

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,401,894	2,249,113
Proved Properties	55,214,226	54,789,836

Oil and Gas Properties, Gross	57,616,120	57,038,949

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	46,725,628	46,008,467

Oil and Gas Properties, Net	10,890,492	11,030,482

Other Property and Equipment, at Cost	404,045	403,718

Less – Accumulated Depreciation	272,016	249,333

Other Property and Equipment, Net	132,029	154,385

Total Property, Plant and Equipment	11,022,521	11,184,867

Total Assets	$37,646,064	$37,968,911

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$213,144	$318,387
Other Current Liabilities	77,743	25,243

Total Current Liabilities	290,887	343,630

Long-Term Liabilities:
Asset Retirement Obligation	1,836,290	1,774,114
Dividends Payable	1,070,714	1,057,483
Deferred Tax Liability, Net	1,178,747	1,210,271

Total Long-Term Liabilities	4,085,751	4,041,868

Total Liabilities	4,376,638	4,385,498

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,802,351	35,023,662

Stockholders’ Equity Before Treasury Stock	34,959,719	35,181,030

Less – Treasury Stock, at Cost	1,690,293	1,597,617

Total Stockholders’ Equity	33,269,426	33,583,413

Total Liabilities and Stockholders’ Equity	$37,646,064	$37,968,911

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019	2018
Operating Revenues:
Oil and Gas Sales		$1,274,761		$1,868,807	$4,712,970	$6,005,277
Lease Bonuses and Other		2,031		298,453	91,379	524,248

Total Operating Revenues		1,276,792		2,167,260	4,804,349	6,529,525

Operating Costs and Expenses:
Production		549,478		563,848	1,733,325	1,783,107
Exploration		15,684		45,203	60,549	180,388
Depreciation, Depletion, Amortization and Valuation Provisions		581,716		316,795	1,132,718	1,276,288
General, Administrative and Other		403,344		331,453	1,259,873	1,198,787

Total Operating Costs and Expenses		1,550,222		1,257,299	4,186,465	4,438,570

Income/(Loss) from Operations		(273,430)		909,961	617,884	2,090,955

Other Income, Net		29,229		69,793	292,296	777,235

Income/(Loss) Before Provision for Income Taxes		(244,201)		979,754	910,180	2,868,190

Income Tax Provision/(Benefit):
Current		(12,409)		70,669	66,285	163,107
Deferred		(52,254)		7,832	(31,524)	150,550

Total Income Tax Provision/(Benefit)		(64,663)		78,501	34,761	313,657

Net Income/(Loss)		$(179,538)		$901,253	$875,419	$2,554,533

Per Share Data
Net Income/(Loss), Basic and Diluted		$(1.15)		$5.73	$5.58	$16.22

Cash Dividends Declared and/or Paid	$	---	$	---	$7.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted		156,617		157,423	156,820	157,524

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Three Months Ended September 30, 2019
Balance as of June 30, 2019	$92,368	$65,000	$34,981,889	$(1,689,956)	$33,449,301
Net Income/(Loss)	---	---	(179,538)	---	(179,538)
Dividends Declared	---	---	---	---	0
Purchase of Treasury Stock	---	---	---	(337)	(337)
Balance as of September 30, 2019	$92,368	$65,000	$34,802,351	$(1,690,293)	$33,269,426

Three Months Ended September 30, 2018
Balance as of June 30, 2018	$92,368	$65,000	$34,363,250	$(1,557,830)	$32,962,788
Net Income	---	---	901,253	---	901,253
Dividends Declared	---	---	---	---	0
Purchase of Treasury Stock	---	---	---	(33,788)	(33,788)
Balance as of September 30, 2018	$92,368	$65,000	$35,264,503	$(1,591,618)	$33,830,253

Nine Months Ended September 30, 2019
Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413
Net Income	---	---	875,419	---	875,419
Dividends Declared	---	---	(1,096,730)	---	(1,096,730)
Purchase of Treasury Stock	---	---	---	(92,676)	(92,676)
Balance as of September 30, 2019	$92,368	$65,000	$34,802,351	$(1,690,293)	$33,269,426

Nine Months Ended September 30, 2018
Balance as of December 31, 2017	$92,368	$65,000	$33,497,463	$(1,532,813)	$32,122,018
Net Income	---	---	2,554,534	---	2,554,534
Dividends Declared	---	---	(787,494)	---	(787,494)
Purchase of Treasury Stock	---	---	---	(58,805)	(58,805)
Balance as of September 30, 2018	$92,368	$65,000	$35,264,503	$(1,591,618)	$33,830,253

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Net Cash Provided by Operating Activities	$2,174,640	$3,461,875

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	22,176,226	16,371,544
Purchase of Available-for-Sale Debt Securities	(25,677,995)	(18,888,614)
Proceeds from Disposal of Property, Plant and Equipment	9,423	578,430
Purchase of Property, Plant and Equipment	(1,505,293)	(1,744,338)
Equity Method Investments	24,750	---
Other Investments	(3,733)	(53,086)
Tax Refunds	---	14,993

Net Cash Applied to Investing Activities	(4,976,622)	(3,721,071)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(1,084,571)	(810,649)
Purchase of Treasury Stock	(92,676)	(58,804)

Total Cash Applied to Financing Activities	(1,177,247)	(869,453)

Net Change in Cash and Cash Equivalents	(3,979,229)	(1,128,649)

Cash and Cash Equivalents, Beginning of Period	6,428,499	4,767,810

Cash and Cash Equivalents, End of Period	$2,449,270	$3,639,161

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2018, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission (hereinafter, the “2018 Form 10-K”).

In the opinion of Management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$(50,791)	$(19,542)	$37,111	$(4,598)
Gain on Asset Sales	6,959	---	9,422	601,231
Interest Income	123,832	108,708	412,946	229,441
Equity Losses in Investees	(44,849)	(7,865)	(140,573)	(37,924)
Other Income	5,618	436	8,008	24,882
Interest and Other Expenses	(11,540)	(11,944)	(34,618)	(35,797)
Other Income, Net	$29,229	$69,793	$292,296	$777,235

Note 3 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $25,200 and $22,500 during the nine months ended September 30, 2019 and 2018, respectively. The Company’s investment in Broadway totaled $182,856 and $172,722 at September 30, 2019 and December 31, 2018, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,755,000 loan for which the proceeds were used to purchase and develop a portion of the undeveloped real estate acreage. The loan matures October 31, 2020. The Company’s investment in the LLC totaled $264,990 and $438,303 at September 30, 2019 and December 31, 2018, respectively.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed a $1,300,000 loan for which a portion of the proceeds were used to build a speculative office building. The loan matures March 26, 2021. The Company’s investment in QSN totaled $268,691 and $270,835 at September 30, 2019 and December 31, 2018, respectively.

The Company’s Other Investments primarily include:

OKC Industrial Properties (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at September 30, 2019 and December 31, 2018.

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at September 30, 2019 and December 31, 2018.

Cloudburst Solutions (“Solutions”), with a 10.625% ownership, was acquired with an initial investment of $500,000 in 2014, and additional investments of $750,000 and $44,375 in 2016 and 2018, respectively. Solutions owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Solutions totaled $1,294,375 at September 30, 2019 and December 31, 2018. The Company also holds a note receivable of $175,000 from Solutions.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG and other uses. The Company’s investment in Ocean totaled $221,751 and $218,018 at September 30, 2019 and December 31, 2018, respectively.

Note 4 – PROVISION FOR INCOME TAXES

The Company’s federal income tax rate for 2018 and 2019 is 21%.

The various estimates included in determining our tax provision as of December 31, 2018 remain provisional through the nine months ended September 30, 2019 and may be adjusted through subsequent events and the issuance of additional guidance such as new Treasury Regulations.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2018	$1,774,114
Liabilities incurred for new wells (net of revisions)	42,419
Liabilities settled (wells sold or plugged)	(13,965)
Accretion expense	34,193
Revision to estimate	(471)
Balance at September 30, 2019	$1,836,290

Note 6 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale debt securities using quoted market prices for securities with similar maturity dates and interest rates. At September 30, 2019 and December 31, 2018, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2019
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S. Treasury Bills Maturing in 2019 and 2020	$	---	$19,751,183	$	---
Equity Securities:
Domestic Equities		330,260	---		---
International Equities		76,892	---		---
Others		84,487	---		---
		491,639	19,751,183	$	---

	December 31, 2018
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S. Treasury Bills Maturing in 2019	$	---	$16,249,414	$	---
Equity Securities:
Domestic Equities		259,843	---		---
International Equities		179,083	---		---
Others		15,132	---		---
		$454,058	$16,249,414	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30 was $42,419 in 2019 and $16,074 in 2018 and was calculated using Level 3 inputs. See Note 5 above for more information about this liability and the inputs used for calculating fair value.

The impairment losses of $366,791 in the nine months ended September 30, 2019, with $321,376 for 2018, also represents non-recurring fair value expenses using the income approach and Level 3 inputs. See Note 7 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2019 and December 31, 2018, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 7 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Oil and gas producing properties are monitored for potential impairment when circumstances indicate that they are not expected to recover their entire carrying value through future cash flows. The evaluations involve significant judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil and gas, future production costs, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices or unfavorable adjustments to oil and gas reserves. Between periods in which reserves would normally be calculated, the Company evaluates forward pricing changes since the prior period in which an impairment provision was made. The Company also assesses new wells and other underperforming properties as needed for potential impairment. For the nine months ended September 30, 2019, the assessment resulted in an impairment provision of $366,791, with $321,376 for the same period in 2018. The impairment provision for the nine months ended September 30, 2019 is due to a reduction of estimated future cash flows from certain wells because of lower natural gas futures prices. A reduction in oil or gas prices, or a decline in reserve volumes, could lead to additional impairment that may be material to the Company.

Note 8 – NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases. The Company currently has no significant financing or operating leases. The new guidance is not applicable for leases with a term of 12 months or less, nor is it applicable for oil and gas leases. The Company’s building lease is a month to month contract. The new guidance does not have any impact on the Company’s financial position, results of operations or cash flows.

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

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month, as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the statements of operations are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the periods ending September 30, 2019 and 2018, that estimate represented approximately $278,006 and $324,111, respectively, of oil and gas sales included in the statements of operations.

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

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Oil Sales	$922,052	$1,225,921	$3,239,602	$4,096,310
Natural Gas Sales	318,717	580,417	1,336,748	1,711,191
Miscellaneous Oil and Gas Product Sales	33,992	62,469	136,620	197,776
	$1,274,761	$1,868,807	$4,712,970	$6,005,277

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Conditions and Results of Operations

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2019, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $2,174,640 and cash provided by the maturities of available-for-sale debt securities of $22,176,226. Additional cash of $34,173 was provided by property dispositions and equity method investments for total cash provided of $24,385,039. The Company utilized cash for the purchase of available-for-sale debt securities of $25,677,995; property additions of $1,505,293; other investments activity of $3,733; and financing activities of $1,177,247 for total cash applied of $28,364,268. Cash and cash equivalents decreased $3,979,229 (62%) to $2,449,270.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2018. A discussion of these items follows.

Available-for-sale debt securities increased $3,501,769 (22%) to $19,751,183 as of September 30, 2019 from $16,249,414 at December 31, 2018. The increase was due to purchasing additional available-for-sale debt securities because of rising short-term interest rates.

Refundable income taxes increased $3,994 (24%) to $20,381 as of September 30, 2019 from $16,387 at December 31, 2018. This decrease was due to lower revenues and lease bonuses for the nine months ended September 30, 2019.

Accounts payable decreased $105,243 (33%) to $213,144 as of September 30, 2019 from $318,387 at December 31, 2018. This decrease was primarily due to a decrease in intangible drilling costs at September 30, 2019 versus December 31, 2018.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,174,640 in the nine months ended September 30, 2019, a decrease of $1,287,235 (37%) from the comparable period in 2018. The decrease was primarily due to decreased operating revenues and other income for the nine months ended September 30, 2019 compared to 2018. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property, plant and equipment in the nine months ended September 30, 2019 was $1,505,293, a decrease of $239,045 (14%) from cash applied in the comparable period in 2018 of $1,744,338. In both 2019 and 2018, cash applied to property, plant and equipment additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash paid for other investments in the nine months ended September 30, 2019 was $3,733, a decrease of $49,353 from cash paid in the comparable period in 2018 of $53,086. In 2019, the Company increased its investment in Ocean by an additional $3,733.

Conclusion. The volatile oil and natural gas commodity prices continue to present many problems and hardships in the oil and gas exploration and production industry. However, during the first nine months of 2019, the Company has continued to generate positive operating cash flows at levels adequate to cover our operating and financing cash needs. Current cash reserves were used for some investment opportunities during this same period. Management is unable to quantify the effect that a continuation of the current volatile commodity prices will have on the Company. Operating results could be negatively impacted by the non-cash long-lived asset impairment write-downs required by the changes in commodity prices. However, management believes that with our current cash reserves the Company will not suffer any material adverse effects to its financial condition for the foreseeable future. Management is unaware of any additional material trends, demands, commitments, events or uncertainties that would impact liquidity and capital resources to the extent that the discussion presented in the 2018 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2019, Compared with Nine Months Ended September 30, 2018

Net income decreased $1,679,114 (66%) to $875,419 in the nine months ended September 30, 2019 from $2,554,533 in the comparable period in 2018. Net income per share, basic and diluted, decreased $10.64 to $5.58 in the nine months ended September 30, 2019 from $16.22 in the comparable period in 2018.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from oil and gas sales decreased $1,292,307 (22%) to $4,712,970 in the nine months ended September 30, 2019 from $6,005,277 in the comparable period in 2018. The $1,292,307 decrease is due to a decrease in crude oil sales of $856,708, natural gas sales of $374,443, and miscellaneous oil and gas product sales of $61,156.

The $856,708 (21%) decrease in oil sales to $3,239,602 in the nine months ended September 30, 2019 from $4,096,310 in the comparable period in 2018 was the net result of a decrease in the average price per barrel (Bbl) and a decrease in the volume sold. The average price per Bbl decreased $9.21 to $53.52 per Bbl in the nine months ended September 30, 2019, resulting in a negative price variance of $557,423 compared to 2018. The volume of oil sold decreased 4,771 Bbls to 60,528 Bbls in the nine months ended September 30, 2019, resulting in a negative volume variance of $299,285 compared to 2018. The net decrease in oil volumes sold was mostly due to a decline of 12,000 Bbls during the period from older wells in Oklahoma and Texas, partially offset by new production of about 7,200 Bbls.

The $374,443 (22%) decrease in gas sales to $1,336,748 in the nine months ended September 30, 2019 from $1,711,191 in the comparable period in 2018 was the net result of a decrease in the average price per thousand cubic feet (MCF) and a decrease in the volume sold. The average price per MCF decreased $0.35 to $2.37 per MCF in the nine months ended September 30, 2019, resulting in a negative price variance of $196,163 compared to 2018. The volume of gas sold decreased 65,544 MCF to 564,238 MCF in the nine months ended September 30, 2019, resulting in a negative volume variance of $178,280 compared to 2018. The net decrease in gas volumes sold was mostly due to production declines from older wells, partially offset by production of 34,000 MCF from several new working and royalty interest wells.

Sales from the Robertson County, Texas royalty interest properties provided approximately 32% of the Company’s gas sales volumes for the nine months ended September 30, 2019 and 33% of the gas sales volumes for the comparable period in 2018. See discussion on page 11 of the 2018 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties. Sales from Arkansas working interest properties provided approximately 12% of the Company’s gas sales volumes for both periods.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $136,620 in the nine months ended September 30, 2019 as compared to $197,776 in the comparable period in 2018.

The Company received lease bonuses of $89,101 in the nine months ended September 30, 2019 for leases on its owned minerals compared to $523,445 in the comparable period in 2018. In the nine months ended September 30, 2019, almost all of lease bonuses were for leases on owned minerals in Oklahoma compared to 91% in Texas in 2018.

Operating Costs and Expenses. Operating costs and expenses decreased $252,105 (6%) to $4,186,465 in the nine months ended September 30, 2019 from $4,438,570 in the comparable period of 2018. Material line item changes are discussed and analyzed in the following paragraphs.

Exploration costs decreased $119,839 (66%) to $60,549 in the nine months ended September 30, 2019 from $180,388 in the comparable period in 2018. The decrease is due to a decrease in dry hole costs and geological and geophysical expenses, offset by an increase in other exploration costs. Geological and geophysical expenses and dry hole costs totaled $51,608 in the nine months ended September 30, 2019 as compared to $206,606 in 2018. Other expenses increased $35,159.

The following is a summary as of October 25, 2019, updating both exploration and development activity from December 31, 2018, for the period ended September 30, 2019.

The Company participated with a 9.5% working interest in the completion of a development well that was drilled in 2018 on a Woods County, Oklahoma prospect. The well is a commercial oil and gas producer. Capitalized costs for the period were $37,762.

The Company is participating with its 14% interest in the acquisition of additional leasehold on a Creek County, Oklahoma 3-D seismic prospect. Two exploratory wells will be drilled on the prospect starting in October 2019. Leasehold costs for the period were $9,299.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. The Company and its partners entered into an agreement with a third party to drill two strat tests on the prospect, earning the option to drill three additional wells, purchase a 50% interest in the acreage and conduct a thermal recovery pilot test. The strat tests have been drilled, but the third party has decided not to proceed with additional drilling. Negotiations are underway with another group to finish the pattern and conduct the pilot test.

The Company is participating with a 13% interest in a 3-D seismic prospect covering approximately 35,000 acres in San Patricio County, Texas. A 3-D seismic survey of the prospect area has been completed and fourteen prospects have been identified. Two exploratory wells have been drilled on two of the prospects. One well was completed as a commercial oil and gas producer. The other has been completed as a commercial gas and condensate producer and is awaiting pipeline completion. Leasing is complete on two additional prospects and exploratory wells will be drilled on these as soon as surface use agreements are negotiated. Lease acquisition is in progress on five additional prospects. Leasehold costs for the period were $79,196. Additional capitalized costs were $308,612.

The Company has been participating with a 50% interest in an attempt to develop oil prospects in the Permian Basin. Lease acquisition is in progress on four prospects, one in Crane County, Texas, two in Crockett County, Texas and one in Nolan County, Texas. The Company intends to sell a portion of its interest prior to any drilling. Geological costs for the period were $41,770 and leasehold costs were $81,987.

The Company participated with its 16% working interest in the drilling of an exploratory well on a Barber County, Kansas prospect. The well has been completed as a commercial oil producer. Capitalized costs for the period were $67,173.

In October 2018, the Company entered into an agreement to acquire mineral rights in Tyler, Doddridge and Ritchie Counties, West Virginia. The Company is funding the acquisition of the mineral rights, which are then sold to a third party for a profit, with the Company retaining an interest in the minerals. Several small tracts have been acquired and sold, and a larger tract is under contract. Costs for the period, net of sales proceeds, were $298,031.

The Company participated with its 10.5% working interest in the completion of an exploratory well on an Oldham County, Texas prospect as a marginal oil producer. The well was drilled in 2018. Capitalized costs for the period were $166,927, including $17,897 of additional leasehold costs, and an impairment expense of $300,000 was taken against the well.

The Company participated with 17.1% and 17.5% working interests in successful recompletions of two wells on a McClain County, Oklahoma prospect. Capital costs for the period were $15,596.

In June 2019, the Company purchased a 10.5% interest in 100 net acres of leasehold, five producing wells and two salt water disposal wells on a Murray County, Oklahoma prospect for $231,000. The Company participated in the drilling of a development well on the prospect that has been completed as a commercial oil producer. Additional capitalized costs for the period were $104,907.

In October 2019, the Company purchased an 8.4% interest in 998.33 net acres of leasehold on a Custer County, Oklahoma prospect for $18,935. An exploratory horizontal well is currently in progress.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $143,570 (11%) to $1,132,718 in the nine months ended September 30, 2019 from $1,276,288 in the comparable period in 2018. Depreciation, Depletion and Amortization amounts decreased $189,000, offset by an increase in impairment loss of approximately $45,000. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 31 of the 2018 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item decreased $484,939 (62%) to $292,296 in the nine months ended September 30, 2019 from $777,235 in the comparable period in 2018. See Note 2 to the accompanying financial statements for an analysis of the components of this item.

Equity securities gains were $37,111 in the nine months ended September 30, 2019 compared to losses of $(4,598) in the comparable period in 2018. In the nine months ended September 30, 2019, the Company had unrealized losses of $17,968 from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $55,079. In the nine months ended September 30, 2018, the Company had unrealized losses of $80,001 and net realized trading gains of $75,403.

Gain on the sale of assets decreased $591,809 (98%) to $9,422 in the nine months ended September 30, 2019 from a $601,231 gain mostly from a large, multiple property transaction in the comparable period in 2018.

Interest income increased $183,505 (80%) to $412,946 in the nine months ended September 30, 2019 from $229,441 in the comparable period in 2018. The increase was due to increased interest rates on available-for-sale debt securities and other interest-bearing accounts.

Other income decreased $16,874 (68%) to $8,008 in the nine months ended September 30, 2019 from $24,882 in the comparable period in 2018 mostly due to a decrease in other investment income to $2,000 in 2019 from $16,500 in 2018.

Income Tax Provision. Income taxes decreased $278,896 to $34,761 in the nine months ended September 30, 2019 from $313,657 in the comparable period in 2018. The income tax decrease was the result of a $1,958,010 decrease in the pre-tax income to $910,180 in the nine months ended September 30, 2019 from a $2,868,190 pre-tax income in the comparable period in 2018. Of the 2019 income tax provision, the estimated current tax provision was $66,285 and the estimated deferred tax benefit was $(31,524). Of the 2018 income tax provision, the estimated current tax provision was $163,107 and the estimated deferred tax provision was $150,550. See Note 4 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2019, Compared with Three Months Ended September 30, 2018

Net income/(loss) decreased $1,080,791 (120%) to a loss of $(179,538) in the three months ended September 30, 2019 from income of $901,253 in the comparable period in 2018. The significant changes in the statements of operations are discussed below.

Operating Revenues. Revenues from oil and gas sales decreased $594,046 (32%) to $1,274,761 in the three months ended September 30, 2019 from $1,868,807 in the comparable period in 2018 due to decreases in oil, gas and other product sales of $303,869, $261,700 and $28,477, respectively.

The decrease in oil sales was the net result of a decrease in the average price received of $13.75 per Bbl to $52.69, for a negative price variance of $240,685, and a decrease in the volume of oil sold of 951 Bbls to 17,500 Bbls, for a negative volume variance of $63,184. See the “Results of Operations” section above for the nine months ended September 30, 2019 for additional discussion of the oil sales variances.

The decrease in gas sales was the result of a decrease in the average price of $1.01 per MCF to $1.82, for a negative price variance of $175,269, and a decrease in the volume of gas sold of 30,541 MCF to 174,661 MCF, for a negative volume variance of $86,431. See the “Results of Operations” section above for the nine months ended September 30, 2019 for additional discussion of gas sales variances.

Other operating revenues decreased $296,422 (99%) to $2,031 for the three months ended September 30, 2019 due to a decrease in lease bonuses from the comparable period in 2018.

Operating Costs and Expenses. Operating costs and expenses increased $292,923 (23%) to $1,550,222 in the three months ended September 30, 2019 from $1,257,299 in the comparable period in 2018. The increase was the net result of an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $264,921; an increase in general administrative and other expense (G&A) of $71,891; a decrease in production costs of $14,370; and a decrease in exploration costs charged to expense of $29,519. The significant changes in these line items are discussed below.

Exploration costs decreased $29,519 (65%) to $15,684 in the three months ended September 30, 2019 from $45,203 in the comparable period in 2018. Most of the decrease is due to a $21,906 decrease in geological and geophysical costs for the three months ended September 30, 2019 compared to 2018.

DD&A increased $264,921 (84%) to $581,716 in the three months ended September 30, 2019 from $316,795 in the comparable period in 2018. Impairment losses for the three months ended September 30, 2019 were $300,000, versus none in the comparable period in 2018. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 31 of the 2018 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. See Note 2 to the accompanying financial statements for an analysis of the components of other income, net. In the three months ended September 30, 2019, this line item decreased $40,564 (58%) to $29,229 from $69,793 in the comparable period in 2018.

Equity securities decreased $31,249 in the three months ended September 30, 2019 to losses of $(50,791) compared to losses of $(19,542) in the comparable period in 2018. The decrease was due to an increase in realized gains of $7,210 and an increase in unrealized losses of $38,459.

Interest income increased $15,124 (14%) to $123,832 in the three months ended September 30, 2019 from $108,708 in the comparable period in 2018. The increase was due to increased interest rates on available-for-sale debt securities and other interest-bearing accounts.

Income Tax Provision/(Benefit). Income taxes decreased $143,164 (182%) to a benefit of $(64,663) in the three months ended September 30, 2019 from a provision of $78,501 in the comparable period in 2018. The decrease was due to the decrease in income before income taxes of $1,223,955 to a loss of $(244,201) in the three months ended September 30, 2019 from income of $979,754 in the comparable period in 2018. Of the 2019 income tax benefit, the estimated current tax benefit was $(12,409) and the estimated deferred tax benefit was $(52,254). Of the 2018 income tax provision, the estimated current tax provision was $70,669 and the estimated deferred tax provision was $7,832. See discussions above in “Results of Operations” section and Note 4 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended September 30, 2019, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 to July 31, 2019	0	$ 150	---	---
August 1 to August 31, 2019	2	$ 150	---	---
September 1 to September 30, 2019	0	$ 150	---	---
Total	2	$ 150	---	---

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

THE RESERVE PETROLEUM COMPANY (Registrant)

Date: November 14, 2019	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: November 14, 2019	/s/ Lawrence R. Francis
Lawrence R. Francis Principal Financial Officer