Form 10-K
period 2019-12-31
RESERVE PETROLEUM CO
filed 2020-03-30
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $20,836,014, as computed by reference to the last reported sale which was on June 5, 2019.

As of March 20, 2020, there were 156,615 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Shareholders to be held on May 19, 2020, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

Owned Mineral Property Management

The Company owns non-producing mineral interests in 256,461 gross acres equivalent to 88,239 net acres. These mineral interests are located in ten different states in the north and south central United States. A total of 81,105 (92%) net acres are located in the states of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration for the Company in our exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue has resulted from our owned mineral property management. In 2019, $2,541,341 (39%) of oil and gas sales was from royalty interests versus $3,149,054 (41%) in 2018. As a result of our mineral ownership, the Company had royalty interests in 21 gross (0.21 net) wells, which were drilled and completed as producing wells in 2019. This resulted in an average royalty interest of about 1% for these 21 new wells. The Company has very little control over the timing or extent of the operations conducted on our royalty interest properties. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests, which it owns; with a joint interest operator, we may participate in drilling additional wells on our producing leaseholds; or if our exploration program, discussed below, results in a successful exploratory well, we may participate in the drilling of additional wells on the exploratory prospect. In 2019, the Company participated in the drilling of 2 development wells with both (0.28 net) completed as producers.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2019, we participated in the drilling of 8 exploratory wells with 5 wells (0.63 net) completed as producers, 2 wells (0.28 net) in progress at the end of 2019 and 1 well (0.08 net) completed as a dry hole.

For a summation of exploratory and development wells drilled in 2019 or planned for in 2020, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2018.”

Customers

In 2019, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. Redland Resources, LLC purchases were $1,100,765 or 17% of total oil and gas sales and Luff Exploration Company purchases were $663,150 or 10% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price.

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

Employees

At December 31, 2019, the Company had seven employees, including officers. See the Proxy Statement for additional information. During 2019, all of our employees devoted a portion of their time to duties with affiliated companies, and we were reimbursed for the affiliates’ share of compensation directly from those companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Certain Relationships and Related Transactions” and Item 8, Note 12 to the accompanying financial statements for additional information.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PropertIES

The Company’s principal properties are oil and natural gas properties. We have interests in approximately 945 producing properties with 40% of them being working interest properties and the remaining 60% being royalty interest properties. About 82% of all properties are located in Oklahoma and Texas and account for approximately 75% of our annual oil and gas sales. About 14% of the properties are located in Arkansas, Kansas and South Dakota and account for approximately 23% of our annual oil and gas sales. The remaining 4% of these properties are located in Colorado, Montana, Nebraska and New Mexico and account for about 2% of our annual oil and gas sales. No individual property provides more than 10% of our annual oil and gas sales. See discussion of revenues from Robertson County, Texas, royalty interest properties in Item 7, “Operating Revenues” for additional information about significant properties.

OIL AND NATURAL GAS OPERATIONS

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 32 for working interest reserve quantity information.

Since January 1, 2019, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2018 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2018. Those reserve estimates were identical.

Production

The average sales price of oil and gas production for the Company’s royalty and working interests, as well as the average working interest production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas, are presented in the table below for the years ended December 31, 2019, 2018 and 2017. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil	Gas	Oil	Gas	Cost per
	Per Bbl	Per MCF	Per Bbl	Per MCF	Equivalent MCF
2019	$56.00	$2.53	$52.39	$1.99	$2.56
2018	$62.48	$2.93	$60.87	$2.79	$2.72
2017	$47.95	$2.91	$46.00	$2.91	$2.25

At December 31, 2019, the Company had working interests in 169 gross (22.52 net) wells producing primarily gas and 244 gross (25.59 net) wells producing primarily oil. These interests were in 64,393 gross (7,732 net) producing acres. These wells include 47 gross (1.61 net) wells associated with secondary recovery projects.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2019.

	Acreage
	Gross	Net
Non-producing Mineral Interests	256,461	88,239
Undeveloped Leaseholds	43,225	9,036

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled, in which the Company had a working interest for the years ended December 31, 2017 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. Net exploratory and development totals for 2019 include the 2 exploratory wells and 2 development wells still drilling at the end of 2018. As indicated in the “Exploration Program” on Page 4, 2 exploratory wells were still in progress at the time of this Form 10-K.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2019	0.63	0.08	0.28	---
2018	0.18	0.24	0.68	---
2017	0.50	0.95	0.35	---

Recent Activities

See Item 7, under the subheading “Update of Oil and Gas Exploration and Development Activity from December 31, 2018” for a summary of recent activities related to oil and natural gas operations.

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

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid
03/31/18	$220	$201
06/30/18	$212	$182
09/30/18	$207	$180
12/31/18	$212	$178
03/31/19	$200	$187
06/30/19	$206	$193
09/30/19	$210	$194
12/31/19	$210	$190

There was limited public trading in the Company’s common stock in 2019 and 2018. There were 2 brokered trades appearing in the Company’s transfer ledger for 2019 and 5 in 2018.

At March 20, 2020, the Company had approximately 1,652 record holders of its common stock. The Company paid dividends on its common stock in the amount of $7.00 per share in the second quarter of 2019 and $5.00 per share in the second quarter of 2018. See the “Financing Activities” section of Item 7 below for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2020, if any, with the Board of Directors for its approval.

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

●

The Company has no significant long-term sales contracts for either oil or gas. For the most part, the price we receive for our product is based upon the spot market price, which in the past has experienced significant fluctuations. Management anticipates price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant uncertainty. In March 2020, oil prices dropped significantly, to their lowest levels in 18 years. These depressed oil prices will result in a significant reduction of our revenues. To the extent oil and gas prices remain depressed or decline further, the Company’s results of operation and financial condition will continue to be adversely impacted.

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

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the filing date of this Form 10-K. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2020 and any Current Reports on Form 8-K filed by the Company.

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

●	Reserves relating to the Company’s proved properties may become uneconomic to produce resulting in impairment of proved properties.

●

The provisions for depreciation, depletion, and amortization of oil and gas properties all constitute critical accounting estimates. Non-producing leaseholds are amortized over the life of the leases using a straight line method; however, when leases are impaired or condemned, an appropriate adjustment to the provision is made at that time.

●

The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant, unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment. We may be required to recognize significant impairment of our long-lived assets as a result of the significant decrease in oil and gas prices in March 2020.

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

EQUITY METHOD AND OTHER INVESTMENTS

For equity method investments, the Company records the original investment in the entities as an asset and adjusts the asset balance for the Company’s share of any income or loss, as well as any additional contributions to or distributions from the entities. The Company does not have actual or effective control of the entities. The management of the entities could, at any time, make decisions in their own best interests that could affect the Company’s net income or the value of the Company’s investments. These investments include Broadway Sixty-Eight, LLC (“Broadway”), Grand Woods Development, LLC (the “LLC”), and QSN Office Park (“QSN”).

Other Investments are mostly investments in limited liability companies (“LLC’s”) with smaller ownership interests that do not allow the Company to significantly influence the operations or management of the LLC’s. These investments are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cash distributions from the investment are recognized as income when received. These investments include OKC Industrial Properties (“OKC”), Bailey Hilltop Pipeline (“Bailey”), Cloudburst Solutions (“Solutions”), now Cloudburst International (“Cloudburst”), and Ocean’s NG (“Ocean”).

See Item 8, Note 7 to the accompanying financial statements for related disclosures and additional information regarding all investments.

LIQUIDITY AND CAPITAL RESOURCES

To supplement the following discussion, please refer to the balance sheets and the statements of cash flows included in this Form 10-K.

In 2019, as in prior years, the Company funded its business activity through the use of internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale debt securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available-for-sale debt securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available-for-sale debt securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. All of the available-for-sale debt securities are U.S. Treasury Bills.

In 2019, net cash provided by operating activities was $2,855,424. Sales (including lease bonuses), net of production costs and general and administrative costs were $2,484,708, which accounted for 87% of net cash provided by operations. The remaining components provided 13% of cash flow. In 2019, net cash applied to investing activities was $4,286,780. In 2019, dividend payments and treasury stock purchases totaled $2,258,805 and accounted for all of the cash applied to financing activities.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Equity securities increased $91,017 (20%) to $545,075 in 2019 from $454,058 in 2018. The net increase is due to $101,247 in unrealized gains, which represent the change in the fair value of the securities from their original cost, less $10,230 of 2019 losses on sales.

Refundable income taxes increased $105,656 to $122,043 from $16,387 in 2018.

Accounts payable decreased $161,619 (51%) to $156,768 in 2019 from $318,387 in 2018, due to decreased drilling activity.

Discussion of Selected Material Line Items in Cash Flows.

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2019 and 2018. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

As noted above, net cash flows provided by operating activities in 2019 were $2,855,424, which, when compared to the $4,846,100 provided in 2018, represents a net decrease of $1,990,676. The decrease was mostly due to a decrease in lease bonus cash flows of $424,957 and a decrease in oil and gas sales of $1,397,529. Additional discussion of the significant items follows.

The $1,397,529 (18%) decrease in cash received from oil and gas sales to $6,392,842 in 2019 from $7,790,371 in 2018 was the result of a decrease in oil and gas sales prices and a decrease in gas sales volumes, partially offset by an increase in oil sales volumes. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash received for lease bonuses decreased $424,957 (76%) to $137,227 in 2019 from $562,184 in 2018.

The 2019 cash distribution of $49,500 from our equity method investment in Broadway Sixty-Eight, LLC was primarily for our share of operating profits versus $24,750 in 2018. See Item 8, Note 7 to the accompanying financial statements for additional information regarding Broadway Sixty-Eight, LLC.

Investing Activities

Net cash applied to investing activities increased $2,125,672 (98%) to $4,286,780 in 2019 from $2,161,108 in 2018. This increase was primarily due to an increase in purchases of available-for-sale debt securities of $5,031,961 and a decrease in property dispositions of $565,893, offset by an increase in the maturity of available-for-sale debt securities of $2,641,337 and a decrease in property purchases of $704,047. See “Equity Method and Other Investments” discussion on page 9 for additional information regarding the investments purchased in 2019 and 2018.

In 2019, the Company received $43,158 for a 2018 Note Receivable.

Financing Activities

Cash applied to financing activities increased $1,234,502 (121%) to $2,258,805 in 2019 from $1,024,303 in 2018. Cash applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2019, cash dividends paid on common stock amounted to $1,479,081 as compared to $959,499 in 2018. Dividends of $7.00 per share were paid in 2019 compared to $5.00 per share paid in 2018. Dividends payable of $687,048 represents dividends due to shareholders held by the Company’s transfer agent. Cash applied to purchase treasury stock increased $27,872 to $92,676 in 2019 from $64,804 in 2018.

Forward-Looking Summary

The Company’s latest estimate of business to be done beyond 2019 indicates the projected activity can be funded from cash flow from operations and other internal sources, including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company’s risk parameters become available or other investment opportunities become known, capital requirements may be more than the Company has available. If so, the Company could require external sources of financing.

RESULTS OF OPERATIONS

As disclosed in the statements of operation in Item 8 of this Form 10-K, in 2019 the Company had a net loss of $(266,763) as compared to net income of $2,313,692 in 2018. Net income/(loss) per share, basic and diluted, was $(1.70) in 2019, a decrease of $16.39 per share from $14.69 in 2018. Material line item changes in the statements of operation will be discussed in the following paragraphs.

Operating Revenues

Operating revenues decreased $1,699,209 to $6,628,289 in 2019 from $8,327,498 in 2018. Oil and gas sales decreased $1,274,252 (16%) to $6,491,062 in 2019 from $7,765,314 in 2018. Lease bonuses and other revenues decreased $424,957 (76%) to $137,227 in 2019 from $562,184 in 2018. The decrease in oil and gas sales is discussed in the following paragraphs.

The $1,274,252 decrease in oil and gas sales was the result of a $581,340 decrease in gas sales, a $605,034 decrease in oil sales and an $87,878 decrease in miscellaneous oil and gas product sales. The following price and volume analysis is presented to explain the changes in oil and gas sales from 2018 to 2019. Miscellaneous oil and gas product sales of $180,051 in 2019 and $267,929 in 2018 are not included in the analysis.

(in thousands, except per Unit prices)		Variance
Production	2019	Price	Volume	2018
Gas –
MCF	815		(22)	837
$	$1,806	$(520)	$(62)	$2,388
Unit Price	$2.22	$(0.63)		$2.85
Oil –
Bbls	84		1	83
$	$4,505	$(661)	$56	$5,110
Unit Price	$53.59	$(7.86)		$61.45

The $581,340 (24%) decrease in natural gas sales to $1,806,271 in 2019 from $2,387,611 in 2018 was the result of a decrease in gas sales volumes and a decrease in the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales decreased $0.63 per MCF to $2.22 per MCF in 2019 from $2.85 per MCF in 2018, resulting in a negative gas price variance of $519,532. A negative volume variance of $61,808 was the result of a decrease in natural gas volumes sold of 21,687 MCF to 815,251 MCF in 2019 from 836,938 MCF in 2018. The decrease in the volume of gas production was the net result of new 2019 production of about 17,000 MCF, offset by a decline of about 39,000 MCF in production from previous wells. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were not adequate to replace working interest reserves produced in 2019 or 2018.

The gas production for 2019 and 2018 includes production from about 105 royalty interest properties drilled by various operators in Robertson County, Texas. These properties accounted for approximately 233,000 MCF and $653,000 of the 2019 gas sales and approximately 277,000 MCF and $802,000 of the 2018 gas sales. These properties accounted for about 34% of the Company’s gas revenues in 2019 versus 35% in 2018. The Company has no control over the timing of future drilling on the acreage in which we hold mineral interests.

The $605,034 (12%) decrease in crude oil sales to $4,504,739 in 2019 from $5,109,773 in 2018 was the result of a decrease in the average price per barrel (Bbl) and an increase in oil sales volumes. The average price received per Bbl of oil decreased $7.86 to $53.59 in 2019 from $61.45 in 2018, resulting in a negative oil price variance of $660,738. An increase in oil sales volumes of 907 Bbls to 84,057 Bbls in 2019 from 83,151 Bbls in 2018 resulted in a positive volume variance of $55,704. The increase in the oil volume production was the net result of new 2019 production of about 4,000 Bbls, offset by a 3,100 Bbl decline in production from previous wells. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were not adequate to replace working interest reserves produced in 2019 or 2018.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses increased $1,263,589 (20%) to $7,633,745 in 2019 from $6,370,156 in 2018, primarily due to an increase in exploration expense and an increase in lease impairment. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs decreased $57,403 (2%) to $2,334,253 in 2019 from $2,391,656 in 2018. The decrease was the result of a $59,756 (15%) decrease in gross production tax to $330,807 in 2019 from $390,563 in 2018. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property, therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration and Development Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $1,082,804 in 2019 and $2,392,239 in 2018. See Item 8, Note 8 to the accompanying financial statements for a breakdown of these costs. Exploration and acquisition costs charged to operations were $709,753 in 2019 and $195,111 in 2018, inclusive of geological and geophysical costs of $54,317 in 2019 and $162,514 in 2018, and mineral acquisition costs of $471,251 in 2019. Mineral acquisition costs for 2019 were costs associated with unsuccessful efforts in 2018 and 2019.

Update of Oil and Gas Exploration and Development Activity from December 31, 2018. For the year ended December 31, 2019, the Company participated in the drilling of 8 gross exploratory working interest wells (including 2 in progress at the end of 2018) and 2 gross development working interest wells (both in progress at the end of 2018), with working interests ranging from a high of 18% to a low of 8.4%. Of the 8 exploratory wells, 5 were completed as producing wells, 1 as a dry hole and 2 were in progress. Both development wells were completed as producing wells.

The following is a summary as of March 20, 2020, updating both exploration and development activity from December 31, 2018, for the period ended December 31, 2019.

The Company participated with a 9.5% working interest in the completion of a development well that was drilled in 2018 on a Woods County, Oklahoma prospect. The well is a commercial oil and gas producer. Capitalized costs for the period were $37,989.

The Company is participating with its 14% interest in the acquisition of additional leasehold and exploratory drilling on a Creek County, Oklahoma 3-D seismic project. There are currently seven active prospects within the project. Exploratory wells were drilled on two of the prospects. One well has been completed as a commercial oil and gas producer and a completion is in progress on the other. Five additional exploratory wells are planned for 2020. Leasehold costs for the period were $9,800. Additional capitalized costs were $63,665.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. The Company and its partners entered into an agreement with a third party to drill two strat tests on the prospect, earning the option to drill three additional wells, purchase a 50% interest in the acreage and conduct a thermal recovery pilot test. The strat tests were drilled, but the third party decided not to proceed with additional drilling. A new partner group is in place, and the Company will participate with a 10.5% interest in the drilling of two additional test wells with the intention of conducting a pilot test at one of the locations.

The Company is participating with a 13% interest in a 3-D seismic project covering approximately 35,000 acres in San Patricio County, Texas. A 3-D seismic survey of the project area has been completed and fourteen prospects have been identified. Exploratory wells were drilled on two of the prospects. One well was completed as a commercial oil and gas producer and the other as a commercial gas and condensate producer. Leasing is complete on six additional prospects and exploratory wells have been proposed on two, with additional proposals anticipated. Lease acquisition is in progress on two other prospects. Leasehold costs for the period were $93,220. Additional capitalized costs were $313,906.

The Company has been participating with a 50% interest in an attempt to develop oil prospects in the Permian Basin. Lease acquisition is in progress on four prospects, one in Crane County, Texas, two in Crockett County, Texas and one in Nolan County, Texas. Most of the effort has been concentrated on the Nolan County prospect and the Company is currently involved in negotiations to sell a portion of its interest in that prospect. Geological costs for the period were $53,680 and leasehold costs were $100,836.

The Company participated with its 16% working interest in the drilling of an exploratory well on a Barber County, Kansas prospect. The well was completed as a commercial oil producer. Capitalized costs for the period were $68,542.

In October 2018, the Company entered into an agreement to acquire mineral rights in Tyler, Doddridge and Ritchie Counties, West Virginia. The Company funded the acquisition of the mineral rights, which were then sold to a third party for a profit, with the Company retaining an interest in the minerals. Several small tracts were acquired and sold, but high title and acquisition costs coupled with a precipitous drop in natural gas prices have made the project unviable, and it has been terminated. Costs for the period, net of sales proceeds, were $298,031, and an expense of $471,251 was taken against the project.

The Company participated with its 10.5% working interest in the completion of an exploratory well on an Oldham County, Texas prospect as a marginal oil producer. The well was drilled in 2018. Capitalized costs for the period were $168,682, including $17,897 of additional leasehold costs, and an impairment expense of $300,000 was taken against the well.

The Company participated with 17.1% and 17.5% working interests in successful recompletions of two wells on a McClain County, Oklahoma prospect. Capital costs for the period were $15,596.

In June 2019, the Company purchased a 10.5% interest in 100 net acres of leasehold, five producing wells and two salt water disposal wells on a Murray County, Oklahoma prospect for $231,000. The Company participated in the drilling of a step-out well on the prospect that was initially completed as a commercial oil producer but has since started producing almost all water. Efforts are underway to restore commercial production. Additional capitalized costs for the period were $104,907.

In October 2019, the Company purchased an 8.4% interest in 998.33 net acres of leasehold on a Custer County, Oklahoma prospect for $18,935. An exploratory horizontal well was drilled on the prospect and completed as a dry hole. Dry hole costs for the period were $149,847.

It is likely that some or all of the planned activity discussed above will be postponed due to the collapse of oil prices, however, there are no definite plans for postponement at this time.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major DD&A components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $928,524 in 2019, of which $811,903 were specific impairments, versus $240,635 in 2018.

As discussed in Item 8, Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. Those assets meeting the first criterion are adjusted to estimated fair value. Evaluation for impairment was performed in both 2019 and 2018. The 2019 impairment loss was $912,045 and the 2018 impairment loss was $832,651.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation was $997,043 in 2019 and $1,000,945 in 2018. The provision also includes $88,816 for 2019 and $65,615 for 2018 for the amortization of the asset retirement costs. See Item 8, Note 2 to the accompanying financial statements for additional information regarding the asset retirement obligation.

Other Income, Net. See Item 8, Note 11 to the accompanying financial statements for an analysis of the components of this line item for 2019 and 2018. Other income, net decreased $225,534 (27%) to $603,180 in 2019 from $828,714 in 2018. The line items responsible for this net increase are described below.

Net realized and unrealized gain (loss) on equity securities increased $199,337 to a net gain of $90,469 in 2019 from a net loss of $(108,868) in 2018. Realized gains or losses result when an equity security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in equity securities owned at the reporting date to estimated fair value. In 2019, the Company had realized losses of $(10,778) and unrealized gains of $101,247. In 2018, the Company had realized gains of $72,950 and unrealized losses of $(181,818).

Income from other investments decreased $8,000 to $8,500 in 2019 from $16,500 in 2018.

Gains on asset sales decreased $593,171 to $18,110 in 2019 from $611,281 in 2018.

Interest income increased $171,704 to $520,319 in 2019 from $348,615 in 2018. This increase was the result of a rise in the average interest rate and an increase in the average balance of cash equivalents and average balance of available-for-sale debt securities from which most of the interest income is derived. The average interest rate increased from 1.56% in 2018 to 1.96% in 2019. The average balance outstanding increased $2,301,327 to $21,347,268 in 2019 from $19,045,941 in 2018.

Provision/(Benefit) for Income Taxes. In 2019, the Company had an estimated income tax benefit of $223,075 as the result of a deferred tax benefit of $292,906 and a current tax provision of $69,831. In 2018, the Company had an estimated income tax provision of $387,880 as the result of a deferred tax provision of $292,221 and a current tax provision of $95,659. See Item 8, Note 6 to the accompanying financial statements for an analysis of the various components of income taxes and a discussion of the federal tax rate change.

ITEM 7A.	QUANTITATIVE AND QUALiTATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of The Reserve Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Reserve Petroleum Company (the Company) as of December 31, 2019 and 2018, the related statements of operation, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Oklahoma City, Oklahoma

March 30, 2020

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

ASSETS

	December 31,
	2019	2018
Current Assets:
Cash and Cash Equivalents (Note 2)	$2,738,338	$6,428,499
Available-for-Sale Debt Securities (Notes 2, 5 & 9)	18,517,910	16,249,414
Equity Securities (Notes 2, 5 & 9)	545,075	454,058
Refundable Income Taxes	109,999	16,387
Accounts Receivable (Note 2)	968,382	846,419
Notes Receivable (Note 7)	---	218,158
Total Current Assets	22,879,704	24,212,935

Investments:
Equity Method Investments (Notes 2 & 7)	744,798	881,860
Other Investments (Notes 2 & 7)	1,898,347	1,689,249
Total Investments	2,643,145	2,571,109

Property, Plant and Equipment (Notes 2, 8 & 10):
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,727,857	2,249,113
Proved Properties	54,451,862	54,789,836
Oil and Gas Properties, Gross	57,179,719	57,038,949

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	47,852,157	46,008,467

Oil and Gas Properties, Net	9,327,562	11,030,482

Other Property and Equipment, at Cost	466,728	403,718

Less – Accumulated Depreciation	279,892	249,333

Other Property and Equipment, Net	186,836	154,385

Total Property, Plant and Equipment	9,514,398	11,184,867

Other Assets	687,048	---

Total Assets	$35,724,295	$37,968,911

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2019	2018
Current Liabilities:
Accounts Payable	$156,768	$318,387
Other Current Liabilities	25,243	25,243
Total Current Liabilities	182,011	343,630

Long-Term Liabilities:
Asset Retirement Obligation (Note 2)	1,821,527	1,774,114
Dividends Payable (Note 3)	676,148	1,057,483
Deferred Tax Liability, Net (Note 6)	917,365	1,210,271
Total Long-Term Liabilities	3,415,040	4,041,868
Total Liabilities	3,597,051	4,385,498

Commitments and Contingencies (Notes 2 & 7)

Stockholders’ Equity (Notes 3 & 4):
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,660,169	35,023,662
Stockholders’ Equity Before Treasury Stock	33,817,537	35,181,030

Less – Treasury Stock, at Cost	1,690,293	1,597,617

Total Stockholders’ Equity	32,127,244	33,583,413

Total Liabilities and Stockholders’ Equity	$35,724,295	$37,968,911

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATION

	Year Ended December 31,
	2019	2018
Operating Revenues:
Oil and Gas Sales (Note 2)	$6,491,062	$7,765,314
Lease Bonuses and Other	137,227	562,184
Total Operating Revenues	6,628,289	8,327,498

Operating Costs and Expenses:
Production	2,334,253	2,391,656
Exploration	709,753	195,111
Depreciation, Depletion, Amortization and Valuation Provisions (Note 10)	2,868,171	2,103,882
General, Administrative and Other	1,721,568	1,679,507
Total Operating Costs and Expenses	7,633,745	6,370,156
Income/(Loss) from Operations	(1,005,456)	1,957,342
Equity Loss in Investees (Note 7)	(87,562)	(84,484)
Other Income, Net (Note 11)	603,180	828,714
Income/(Loss) Before Income Taxes	(489,838)	2,701,572
Income Tax Provision/(Benefit) (Notes 2 & 6)	(223,075)	387,880
Net Income/(Loss)	$(266,763)	$2,313,692

Per Share Data (Note 2):
Net Income/(Loss), Basic and Diluted	$(1.70)	$14.69

Cash Dividends	$7.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted	156,769	157,458

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Three Months Ended December 31, 2019
Balance as of September 30, 2019	$92,368	$65,000	$34,802,351	$(1,690,293)	$33,269,426
Net Income/(Loss)	---	---	(1,142,182)	---	(1,142,182)
Dividends Declared	---	---	---	---	0
Purchase of Treasury Stock	---	---	---	---	0
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244

Three Months Ended December 31, 2018
Balance as of September 30, 2018	$92,368	$65,000	$35,264,503	$(1,591,618)	$33,830,253
Net Income/(Loss)	---	---	(240,841)	---	(240,841)
Dividends Declared	---	---	---	---	0
Purchase of Treasury Stock	---	---	---	(5,999)	(5,999)
Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413

Year Ended December 31, 2019
Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413
Net Income/(Loss)	---	---	(266,763)	---	(266,763)
Dividends Declared	---	---	(1,096,730)	---	(1,096,730)
Purchase of Treasury Stock	---	---	---	(92,676)	(92,676)
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244

Year Ended December 31, 2018
Balance as of December 31, 2017	$92,368	$65,000	$33,497,463	$(1,532,813)	$32,122,018
Net Income	---	---	2,313,692	---	2,313,692
Dividends Declared	---	---	(787,493)	---	(787,493)
Purchase of Treasury Stock	---	---	---	(64,804)	(64,804)
Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash from Operating Activities:
Cash Received –
Oil and Gas Sales	$6,392,842	$7,790,371
Lease Bonuses and Other	137,227	562,184
Sale of Equity Securities	1,120,176	1,514,362
Interest Received	473,835	315,146
Agricultural Rentals and Other	11,476	6,008
Dividends Received on Equity Securities	463	2,902
Cash Distributions from Equity Method Investments	49,500	24,750
Income Tax Refunds, Net of Income Taxes Paid	---	214,784
Cash Paid –
Production Costs	(2,323,196)	(2,391,711)
General Suppliers, Employees and Taxes, Other than Income Taxes	(1,722,165)	(1,674,759)
Purchase of Equity Securities	(1,120,724)	(1,517,352)
Income Taxes Paid, Net of Income Tax Refunds	(163,443)	---
Farm Expense and Other	(567)	(585)

Net Cash Provided by Operating Activities	2,855,424	4,846,100

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	35,427,891	32,786,554
Purchase of Available-for-Sale Debt Securities	(37,696,386)	(32,664,425)
Proceeds from Disposal of Property, Plant and Equipment	21,515	587,408
Purchase of Property, Plant and Equipment	(2,083,991)	(2,788,038)
Cash Distributions from Other Investments	8,500	16,500
Purchase of Other Investments	(7,467)	(55,949)
Notes Receivable	43,158	(43,158)

Net Cash Applied to Investing Activities	(4,286,780)	(2,161,108)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash Applied to Financing Activities:
Dividends Paid/Escheated	$(1,479,081)	$(959,499)
Dividends Payable to Stockholders	(687,048)	---
Purchase of Treasury Stock	(92,676)	(64,804)

Total Cash Applied to Financing Activities	(2,258,805)	(1,024,303)

Net Change in Cash and Cash Equivalents	(3,690,161)	1,660,689

Cash and Cash Equivalents at Beginning of Year	6,428,499	4,767,810

Cash and Cash Equivalents at End of Year	$2,738,338	$6,428,499

Reconciliation of Net Income/(Loss) to Net Cash Provided by Operating Activities:
Net Income/(Loss)	$(266,763)	$2,313,692
Net Income/(Loss) Increased (Decreased) by Net Change in –
Net Unrealized Holding (Gains)/Losses on Equity Securities	(101,247)	181,818
Accounts Receivable	(98,220)	25,057
Interest and Dividends Receivable	(19,854)	(33,469)
Refundable Income Taxes	(93,612)	310,443
Accounts Payable	10,460	4,692
Equity Securities	10,230	(75,940)
Deferred Taxes	(292,906)	292,221
Other Liabilities	111,123	(12,030)
Changes in Equity Method and Other Investments	52,432	67,984
Cash Distribution from Equity Method Investments	49,500	24,750
Exploration Costs	744,446	205,671
Disposition of Property, Plant and Equipment	(29,520)	(562,671)
Depreciation, Depletion, Amortization and Valuation Provisions	2,779,355	2,103,882

Net Cash Provided by Operating Activities	$2,855,424	$4,846,100

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

Investments

Marketable Securities:

The Company classifies its debt and marketable equity securities in one of two categories: equity or available-for-sale. Equity securities are bought and held principally for the purposes of selling them in the near term. All other securities are classified as available-for-sale debt securities. Equity securities and available-for-sale debt securities are recorded at fair value. Unrealized gains and losses on equity securities are reported in current earnings. Unrealized gains and losses on available-for-sale debt securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the financial statements. There are no significant cumulative unrealized gains or losses on available-for-sale debt securities as of December 31, 2019 or 2018.

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

See Note 7 for additional information on investments.

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

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month, as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the statements of operation are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the periods ending December 31, 2019 and 2018, that estimate represented approximately $366,148 and $346,711, respectively, of accrued oil and gas sales included in the statements of operation.

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

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Year Ended December 30,
	2019	2018
Oil Sales	$4,504,738	$5,109,773
Natural Gas Sales	1,806,272	2,387,612
Miscellaneous Oil and Gas Product Sales	180,052	267,929
	$6,491,062	$7,765,314

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

Other property and equipment are depreciated on the straight-line, declining-balance, or other accelerated methods as appropriate.

The following estimated useful lives are used for property and equipment:

	In years
Office furniture and fixtures	5	to	10
Automotive equipment	5	to	8

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions as of December 31, 2019 and 2018. The federal income tax returns for 2016, 2017 and 2018 are subject to examination.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2019 and 2018, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas and South Dakota. The Company had two purchasers in both 2019 and 2018 whose purchases were 27% and 30%, respectively, of total oil and gas sales.

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes that it is not exposed to any significant credit risk with respect to cash and cash equivalents.

The Company’s investment in marketable equity securities consists of equity interests in both U.S. and international entities involved in a broad range of industries. These marketable equity securities are subject to overall market risks, which could result in a temporary or permanent decline in the fair value of these securities.

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

The following table summarizes the asset retirement obligation for 2019 and 2018:

	2019	2018
Beginning balance at January 1	$1,774,114	$1,774,634
Liabilities incurred	44,994	11,386
Liabilities settled (wells sold or plugged)	(24,148)	(64,129)
Accretion expense	45,590	47,139
Revision to estimate	(19,023)	5,084
Ending balance at December 31	$1,821,527	$1,774,114

New Accounting Pronouncements

On January 16, 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period for: 1. Public business entities for periods for which financial statements have not yet been issued, and 2. All other entities for periods for which financial statements have not yet been made available for issuance. An entity should apply ASU No. 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

On December 18, 2019, the FASB issued ASU 2019-19, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyze whether the following apply in a given period:

Exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.

The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for:

Franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.

The ASU is effective for public business entities, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

Pronouncements Adopted in 2019

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

There were no other accounting pronouncements issued or that have become effective since December 31, 2018, other than those discussed in Note 2, which were directly applicable to the Company or will have any material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – DIVIDENDS PAYABLE

Dividends payable includes amounts that are due to stockholders whom the Company has been unable to locate, stockholders’ heirs pending ownership transfer documents, or uncashed dividend checks of other stockholders. Funds required to satisfy dividends payable are held in custody of the Company’s transfer agent and are included in Other Assets on the Company’s balance sheet.

Note 4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

		Shares of
	Shares	Treasury	Shares
	Issued	Stock	Outstanding
January 1, 2018, $.50 par value stock, 200,000 shares authorized	184,735	27,070	157,665
Purchase of stock	---	432	(432)

December 31, 2018, $.50 par value stock, 200,000 shares authorized	184,735	27,502	157,233
Purchase of stock	---	618	(618)

December 31, 2019, $.50 par value stock, 200,000 shares authorized	184,735	28,120	156,615

Note 5 – MARKETABLE SECURITIES

At December 31, 2019, available-for-sale debt securities, consisting entirely of U.S. government securities, are due within one year or less by contractual maturity.

For equity securities, in 2019 the Company recorded realized losses of $(10,778) and unrealized gains of $101,247. In 2018 the Company recorded realized gains of $72,950 and unrealized losses of $(181,818).

Note 6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2019	2018
Assets:
Net Leasehold Impairment Reserves	$257,389	$127,906
Gas Balance Receivable	32,352	32,352
Long-Lived Asset Impairment	806,364	936,272
Deferred Geological and Geophysical Expense	17,087	38,367
Other	318,734	224,670
Total Assets	1,431,926	1,359,567
Liabilities:
Receivables	76,891	72,807
Intangible Drilling Costs	1,546,222	1,741,413
Depletion, Depreciation and Other	726,178	755,618
Total Liabilities	2,349,291	2,569,838
Net Deferred Tax Liability	$(917,365)	$(1,210,271)

The decrease in the deferred tax liability for 2019 reflected in the above table is primarily the result of the decrease in intangible drilling costs.

The following table summarizes the current and deferred portions of income tax expense:

	Year Ended December 31,
	2019	2018
Current Tax Provision/(Benefit):
Federal	$68,198	$96,443
State	1,633	(784)
Total Current Provision	69,831	95,659
Deferred Tax Provision/(Benefit)	(292,906)	292,221
Total Provision/(Benefit)	$(223,075)	$387,880

The total income tax provision/(benefit) expressed as a percentage of income before income tax was 46% for 2019 and 14% for 2018. These amounts differ from the amounts computed by applying the statutory U.S. federal enacted income tax rate of 21% for 2019 and 2018 as summarized in the following reconciliation:

	Year Ended December 31,
	2019	2018
Computed Federal Tax Provision/(Benefit)	$(102,866)	$567,330
Increase (Decrease) in Tax From:
Allowable Depletion in Excess of Basis	(60,224)	(192,979)
Dividend Received Deduction	(4,443)	(305)
State Income Tax Provision/(Benefit)	(1,633)	784
Other	(53,909)	13,050
Income Tax Provision/(Benefit)	$(223,075)	$387,880
Effective Tax Rate	46%	14%

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

Note 7 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $35,000 and $32,000 for 2019 and 2018, respectively. The Company’s investment in Broadway totaled $157,911 and $172,722 at December 31, 2019 and 2018, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,755,000 loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The loan matures October 31, 2020. The Company’s investment in the LLC totaled $316,384 and $438,303 at December 31, 2019 and 2018, respectively.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed a $1,300,000 loan for which a portion of the proceeds were used to build a speculative office building. The loan matures March 26, 2021. The Company’s investment in QSN totaled $270,503 and $270,835 at December 31, 2019 and 2018, respectively.

The Company’s Other Investments primarily include:

OKC Industrial Properties (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at December 31, 2019 and 2018.

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at December 31, 2019 and 2018.

Cloudburst Solutions (“Solutions”), with an 11.9375% ownership, was acquired with an initial investment of $500,000 in 2014, and additional investments of $750,000 and $44,375 in 2016 and 2018, respectively. The Company held a Convertible Promissory Note in the amount of $175,000 from Solutions until October 4, 2019, at which time all principal and accrued interest unpaid of $26,632 were converted into 1.3125% of additional equity in Solutions. Effective November 5, 2019, the Company’s interest in Cloudburst Solutions was converted to a new entity, Cloudburst International, Inc. (“Cloudburst”). The Company was issued 95,500 shares equaling 11.9375% of Cloudburst shares outstanding. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,496,007 and $1,294,375 at December 31, 2019 and December 31, 2018, respectively.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $225,485 and $218,018 at December 31, 2019 and 2018, respectively.

Note 8 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

All of the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2019	2018
Acquisition of Properties:
Unproved	$513,309	$485,348
Proved	231,000	---
Exploration Costs	970,994	1,770,215
Development Costs	111,810	622,024
Asset Retirement Obligation	1,823	16,470

Note 9 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on how observable the inputs are. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. During 2019 and 2018 there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale debt securities using quoted market prices for securities with similar maturity dates and interest rates. At December 31, 2019 and 2018, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	2019
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2020	$	---	$18,517,910	$	---
Equity Securities –
Domestic Equities		364,171	---		---
International Equities		110,629	---		---
Others		70,275	---		---
		$545,075	$18,517,910	$	---

	2018
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2019	$	---	$16,249,414	$	---
Equity Securities –
Domestic Equities		259,843	---		---
International Equities		179,083	---		---
Others		15,132	---		---
		$454,058	$16,249,414	$	---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents non-recurring fair value liabilities. The fair value of the non-financial liabilities incurred was $44,994 in 2019 and $11,386 in 2018 and was calculated using Level 3 inputs. See Note 2 for more information about this liability and the inputs used for calculating fair value.

The fair value of oil and gas properties used in estimating impairment losses of $912,045 for 2019 and $832,651 for 2018 were based on Level 3 inputs. See Note 10 for the procedure used for calculating these expenses.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade and notes receivables, marketable securities, trade payables, and dividends payable. As of December 31, 2019 and 2018, the historical cost of cash and cash equivalents, trade and notes receivables, trade payables, and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $912,045 for 2019 and $832,651 for 2018 are included in the statements of operation in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments for 2019 and 2018 were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 11 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	2019	2018
Net Realized and Unrealized Gain (Loss) on
Equity Securities	$90,469	$(108,868)
Gains on Asset Sales	18,110	611,281
Interest Income	520,319	348,615
Settlements of Class Action Lawsuits	---	408
Agricultural Rental Income	11,476	5,600
Dividend Income	463	2,902
Income from Other Investments	8,500	16,500
Interest and Other Expenses	(46,157)	(47,724)
Other Income, Net	$603,180	$828,714

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

Mesquite, Mid-American and LLTD share facilities and employees including executive officers with the Company. The Company has been reimbursed for services, facilities, and miscellaneous business expenses incurred in 2019 in the amount of $199,116 each by Mesquite, Mid-American and LLTD. Reimbursements in 2018 were $192,629 each by Mesquite, Mid-American and LLTD. Included in the 2019 amounts, Mesquite, Mid-American and LLTD each paid $135,778 for their share of salaries. In 2018, the share of salaries paid by Mesquite, Mid-American and LLTD was $135,693 each.

Note 13 – SUBSEQUENT EVENTS, RISKS AND UNCERTAINTIES

The Company’s impairment assessment of proved and unproved properties is based on several factors including oil and gas spot market prices and estimated futures prices that existed at December 31, 2019. On March 8, 2020, crude oil prices in both the spot market and futures market experienced significant declines. The Company’s 2019 financial statements are not required to be, and have not been, adjusted to reflect any effects on depreciation, depletion and amortization or impairment due to the subsequent declines in crude oil prices. Further, the effect of lower crude prices on the Company’s future financial position or results of operations is not currently determinable due to broader economic and industry uncertainties, including the impact to the operators and other working interest owners of the properties in which the Company owns interests.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2019	2018
Oil and Condensate (Bbls)
Proved Developed and Undeveloped Reserves:
Beginning of Year	363,198	376,396
Revisions of Previous Estimates	(4,587)	26,063
Extensions and Discoveries	9,383	13,699
Purchase of Reserves	19,219	---
Production	(56,051)	(52,960)
End of Year	331,162	363,198

Proved Developed Reserves:
Beginning of Year	326,752	341,152
End of Year	314,932	326,752

Gas (MCF)
Proved Developed and Undeveloped Reserves:
Beginning of Year	2,831,861	3,191,511
Revisions of Previous Estimates	(281,944)	75,610
Extensions and Discoveries	377,521	8,094
Purchase of Reserves	7,860	---
Production	(474,865)	(443,354)
End of Year	2,460,433	2,831,861

Proved Developed Reserves:
Beginning of Year	2,576,738	2,944,804
End of Year	2,298,135	2,576,738

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

Notes:

1.

Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 28,006 Bbls of oil and 340,386 MCF of gas for 2019 and 30,191 Bbls of oil and 393,584 MCF of gas for 2018.

2.

The preceding table sets forth estimates of the Company’s proved oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2019 and 2018. The Company engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

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

4.

The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2019 summary reserve report was tested by comparison to 2019 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTEREST
OIL AND GAS RESERVES
(Unaudited)

	At December 31,
	2019	2018
Future Cash Inflows	$21,416,636	$28,398,588
Future Production and Development Costs	(11,272,849)	(14,212,906)
Future Asset Retirement Obligation	(1,788,739)	(1,873,939)
Future Income Tax Expense	(294,018)	(701,106)
Future Net Cash Flows	8,061,030	11,610,637
10% Annual Discount for Estimated Timing of Cash Flows	(2,581,559)	(3,749,911)
Standardized Measure of Discounted Future Net Cash Flows	$5,479,471	$7,860,726

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2018 and 2019, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS FROM
PROVED WORKING INTEREST RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2019	2018
Standardized Measure, Beginning of Year	$7,860,726	$7,061,938
Sales and Transfers, Net of Production Costs	(1,836,618)	(2,430,324)
Net Change in Sales and Transfer Prices, Net of Production Costs	(1,962,275)	2,156,124
Extensions, Discoveries and Improved Recoveries,
Net of Future Production and Development Costs	816,539	332,441
Revisions of Quantity Estimates	(259,068)	442,030
Accretion of Discount	1,020,105	923,952
Purchases of Reserves in Place	318,332	---
Net Change in Income Taxes	276,171	(225,892)
Net Change in Asset Retirement Obligation	1,823	(47,659)
Changes in Production Rates (Timing) and Other	(756,264)	(351,884)
Standardized Measure, End of Year	$5,479,471	$7,860,726

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a Smaller Reporting Company, Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

/s/ Cameron R. McLain	/s/ Lawrence R. Francis
Cameron R. McLain, President	Lawrence R. Francis, 1st Vice President
Principal Executive Officer	Principal Financial Officer
March 30, 2020	March 30, 2020

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Lawrence R. Francis, 1st Vice President
(Principal Financial Officer)

Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Jerry L. Crow
Kyle L. McLain (Chairman of the Board)	Jerry L. Crow (Director)
March 30, 2020	March 30, 2020

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 30, 2020	March 30, 2020