Form 10-Q
period 2020-03-31
RESERVE PETROLEUM CO
filed 2020-05-15
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of May 1, 2020, 156,615 shares of the registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Assets:
Cash and Cash Equivalents	$3,244,503	$2,738,338
Available-for-Sale Debt Securities	18,582,693	18,517,910
Equity Securities	475,244	545,075
Refundable Income Taxes	---	109,999
Accounts Receivable	639,377	968,382
Notes Receivable	58,853	---

Total Current Assets	23,000,670	22,879,704

Investments:
Equity Method Investments	720,146	744,798
Other Investments	1,900,214	1,898,347

Total Investments	2,620,360	2,643,145

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,749,480	2,727,857
Proved Properties	54,297,368	54,451,862

Oil and Gas Properties, Gross	57,046,848	57,179,719

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	49,199,232	47,852,157

Oil and Gas Properties, Net	7,847,616	9,327,562

Other Property and Equipment, at Cost	466,728	466,728

Less – Accumulated Depreciation	292,024	279,892

Other Property and Equipment, Net	174,704	186,836

Total Property, Plant and Equipment	8,022,320	9,514,398

Other Assets	666,461	687,048

Total Assets	$34,309,811	$35,724,295

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Derived from
		audited financial
		statements)
Current Liabilities:
Accounts Payable	$152,377	$156,768
Income Taxes Payable	70,309	---
Other Current Liabilities	41,243	25,243

Total Current Liabilities	263,929	182,011

Long-Term Liabilities:
Asset Retirement Obligation	1,834,089	1,821,527
Dividends Payable	655,561	676,148
Deferred Tax Liability, Net	570,944	917,365

Total Long-Term Liabilities	3,060,594	3,415,040

Total Liabilities	3,324,523	3,597,051

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	32,518,213	33,660,169

Stockholders’ Equity Before Treasury Stock	32,675,581	33,817,537

Less – Treasury Stock, at Cost	1,690,293	1,690,293

Total Stockholders’ Equity	30,985,288	32,127,244

Total Liabilities and Stockholders’ Equity	$34,309,811	$35,724,295

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Operating Revenues:
Oil and Gas Sales	$1,196,262	$1,592,711
Lease Bonuses and Other	82,221	7,528

Total Operating Revenues	1,278,483	1,600,239

Operating Costs and Expenses:
Production	550,567	558,707
Exploration	43,465	3,219
Depreciation, Depletion, Amortization and Valuation Provisions	1,526,004	234,841
General, Administrative and Other	452,125	452,860

Total Operating Costs and Expenses	2,572,161	1,249,627

Income/(Loss) from Operations	(1,293,678)	350,612

Other Income/(Loss), Net	(14,389)	140,558

Income/(Loss) Before Income Taxes	(1,308,067)	491,170

Income Tax Provision/(Benefit):
Current	180,310	36,381
Deferred	(346,421)	122,454

Total Income Tax Provision/(Benefit)	(166,111)	158,835

Net Income/(Loss)	$(1,141,956)	$332,335

Per Share Data:
Net Income/(Loss), Basic and Diluted	$(7.29)	$2.12

Weighted Average Shares Outstanding, Basic and Diluted	156,615	157,114

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Three Months Ended March 31, 2020
Balance as of December 31, 201	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244
Net Income/(Loss)	---	---	(1,141,956)	---	(1,141,956)
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	---	---
Balance as of March 31, 2020	$92,368	$65,000	$32,518,213	$(1,690,293)	$30,985,288

Three Months Ended March 31, 2019
Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413
Net Income	---	---	332,335	---	332,335
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	(45,591)	(45,591)
Balance as of March 31, 2019	$92,368	$65,000	$35,355,997	$(1,643,208)	$33,870,157

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net Cash Provided by Operating Activities	$626,703	$692,487

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	6,499,519	2,473,604
Purchase of Available-for-Sale Debt Securities	(6,564,302)	(5,926,812)
Proceeds from Disposal of Property, Plant and Equipment	10,898	---
Purchase of Property, Plant and Equipment	(54,238)	(570,260)
Other Investments	(12,415)	(1,867)

Net Cash Applied to Investing Activities	(120,538)	(4,025,335)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	---	(24,437)
Purchase of Treasury Stock	---	(45,591)

Total Cash Applied to Financing Activities	---	(70,028)

Net Change in Cash and Cash Equivalents	506,165	(3,402,876)

Cash and Cash Equivalents, Beginning of Period	2,738,338	6,428,499

Cash and Cash Equivalents, End of Period	$3,244,503	$3,025,623

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2019, which has been derived from audited financial statements, the unaudited interim financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (hereinafter, the “2019 Form 10-K”).

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the statements of operations are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the three months ended March 31, 2020 and 2019, that estimate represented approximately $177,935 and $293,653, respectively, of oil and gas sales included in the statements of operations.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended
	March 31,
	2020	2019
Oil Sales	$834,593	$981,931
Natural Gas Sales	320,854	565,112
Miscellaneous Oil and Gas Product Sales	40,815	45,668
	$1,196,262	$1,592,711

Note 3 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended
	March 31,
	2020	2019
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$(69,968)	$88,738
Gain on Asset Sales	6,685	---
Interest Income	80,116	132,527
Equity Losses in Investees	(35,200)	(70,476)
Other Income	15,532	1,309
Interest and Other Expenses	(11,554)	(11,540)
Other Income/(Loss), Net	$(14,389)	$140,558

Note 4 –	EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $8,700 and $7,800 during the three months ended March 31, 2020 and 2019, respectively. The Company’s investment in Broadway totaled $173,164 and $157,911 at March 31, 2020 and December 31, 2019, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,755,000 loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The loan matures October 31, 2020. The Company also holds a note receivable of $58,853 from the LLC. The Company’s investment in the LLC totaled $270,120 and $316,384 at March 31, 2020 and December 31, 2019, respectively.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed a $1,300,000 loan for which a portion of the proceeds were used to build a speculative office building. The loan matures March 26, 2021. The Company’s investment in QSN totaled $276,862 and $270,503 at March 31, 2020 and December 31, 2019, respectively.

The Company’s Other Investments primarily include:

OKC Industrial Properties (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at March 31, 2020 and December 31, 2019.

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at March 31, 2020 and December 31, 2019.

Cloudburst International, Inc. (“Cloudburst”), with an 11.9375% ownership, was acquired with an initial investment of $1,294,375 in 2019 through the conversion of Cloudburst Solutions (“Solutions”) equity. See Note 7 on page 28 of the Company’s 2019 10-K for details of the conversion. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,496,007 at March 31, 2020 and December 31, 2019.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $227,351 and $225,485 at March 31, 2020 and December 31, 2019, respectively.

Note 5 – PROVISION FOR INCOME TAXES

In 2020 and 2019, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties.

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

Note 6 – ASSET RETIREMENT OBLIGATION

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2019	$1,821,527
Liabilities incurred for new wells (net of revisions)	4,206
Liabilities settled (wells sold or plugged)	(3,056)
Accretion expense	11,412
Balance at March 31, 2020	$1,834,089

Note 7 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale debt securities using quoted market prices for securities with similar maturity dates and interest rates. At March 31, 2020 and December 31, 2019, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2020
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2020	$	---	$18,582,693	$	---
Equity Securities:
Domestic Equities		380,764	---		---
International Equities		88,673	---		---
Others		5,807	---		---
		$475,244	$18,582,693	$	---

	December 31, 2019
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2020	$	---	$18,517,910	$	---
Equity Securities:
Domestic Equities		364,171	---		---
International Equities		110,629	---		---
Others		70,275	---		---
		$545,075	$18,517,910	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the three months ended March 31, 2020 and 2019 was $4,206 and $8,352, respectively, and was calculated using Level 3 inputs. See Note 6 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the quarter ended March 31, 2020 was $1,312,328 with none in 2019. This also represents non-recurring fair value expense calculated using Level 3 inputs. See Note 8 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At March 31, 2020 and December 31, 2019, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 8 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $1,312,328 for the quarter ended March 31, 2020 are included in the statements of operation in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 9 – NEW ACCOUNTING PRONOUNCEMENTS

See the “New Accounting Pronouncements” disclosures on page 25 of the 2019 Form 10-K. There were no other accounting pronouncements issued or that have become effective since December 31, 2019.

Note 10 – SUBSEQUENT EVENTS

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Included in the act was the Paycheck Protection Program (“PPP”) implemented by the Small Business Administration (“SBA”) to provide small businesses with funds to pay up to eight weeks of payroll costs. Based on the understanding of the guidelines and information provided at the time, the Company applied for and received a PPP loan in the amount of $174,600 from the SBA to cover payroll costs. Subsequent to receiving the funds, the Company evaluated additional new guidance issued by the SBA, and on May 1, 2020, the Company determined to repay the loan in full together with accrued interest.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the 2019 Form 10-K, as well as the financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 7 of the 2019 Form 10-K.

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

Financial Conditions and Results of Operations

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas and NGLs. As a result, the price for oil has decreased significantly.

We are unable to predict the impact that the COVID-19 pandemic will have on us, including on our financial position, operating results, liquidity and ability to obtain financing, in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors and other business partners), the possibility of operators deciding to slow down, shut in or defer maintenance on producing wells, and the effect that the COVID-19 pandemic will have on the demand for natural gas, NGLs and oil.

The health of our employees, customers, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions, are vital to our operations, and the effect of the pandemic on these persons and our staffing needs cannot be predicted. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact us.

Collectively, these factors have contributed to significant negative global economic impacts, including a significant drop in demand for hydrocarbon products, potentially causing the US and other global economies to fall into a recession that could extend throughout 2020 and beyond. A recession could likely extend the time for the current crude oil markets to absorb excess supplies, resulting in suppressed crude oil prices for a number of future quarters.

Our profitability has been and will likely continue to be significantly affected by this decreased demand and lower commodity price environment. The decline in commodity prices and our future estimated production levels could lead to additional material impairments of our long-lived assets, intangible assets, equity method investments and right-of-use assets. It is likely additional impairments could be triggered if the COVID-19 pandemic leads to a continued and sustained reduction in global economic activity and demand for energy.

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2020, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $626,703, maturities of available-for-sale debt securities of $6,499,519 and property dispositions of $10,898 for total cash provided of $7,137,120. The Company utilized cash for the purchase of available-for-sale debt securities of $6,564,302, property additions of $54,238 and other investment activity of $12,415 for total cash applied of $6,630,955. Cash and cash equivalents increased $506,165 (18%) to $3,244,503.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2019. A discussion of these items follows.

Equity securities decreased $69,831 (13%) to $475,244 as of March 31, 2020 from $545,075 at December 31, 2019. The decrease was the result of a $51,853 decrease in the equity securities’ market value and a $17,978 net loss from these securities.

Refundable income taxes decreased $180,307 to a tax payable of $70,309. This decrease was due to the effect of the long-lived asset impairment on deferred taxes.

Accounts receivable decreased $329,005 (34%) to $639,377 as of March 31, 2020 from $968,382 at December 31, 2019. The decrease was due to decreased oil and gas prices and volumes.

During the period, the Company added a $58,853 note receivable from Grand Woods, LLC, (the LLC), an equity method investee. See Note 4 to the accompanying financial statements for additional information about the investment.

Accounts payable decreased $4,391 (3%) to $152,377 as of March 31, 2020 from $156,768 at December 31, 2019 due to lower drilling and exploration activity at March 31, 2020 versus December 31, 2019.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $626,703 in the three months ended March 31, 2020, a decrease of $65,784 (9%) from the comparable period in 2019 of $692,487. The decrease was primarily due to a decrease in oil and gas prices. For more information see “Operating Revenues” and “Other Income/(Loss), Net” below.

Cash applied to the purchase of property additions in the three months ended March 31, 2020 was $54,238, a decrease of $516,022 (90%) from cash applied in the comparable period in 2019 of $570,260. For both 2020 and 2019, cash applied to property additions was related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to financing activities in the three months ended March 31, 2019 was $70,028, with none in the comparable period in 2020.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2019 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Three Months Ended March 31, 2020, Compared with Three Months Ended March 31, 2019

Net income decreased $1,474,291 to a net loss of $(1,141,956) in the three months ended March 31, 2020 from net income of $332,335 in the comparable period in 2019. Net income/(loss) per share, basic and diluted, decreased $9.41 to a net loss of $(7.29) in the three months ended March 31, 2020 from net income of $2.12 in the comparable period in 2019.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from oil and gas sales decreased $396,449 (25%) to $1,196,262 in the three months ended March 31, 2020 from $1,592,711 in 2019. Of the $396,449 decrease, crude oil sales decreased $147,338; natural gas sales decreased $244,258; and miscellaneous oil and gas product sales decreased $4,853.

The $147,338 (15%) decrease in oil sales to $834,593 in the three months ended March 31, 2020 from $981,931 in the comparable period in 2019 was the result of a decrease in the average price per barrel (Bbl) and a decrease in the volume sold. The volume of oil sold decreased 1,363 Bbls to 17,381 Bbls in the three months ended March 31, 2020, resulting in a negative volume variance of $71,408 compared to the comparable period in 2019. The average price per Bbl decreased $4.37 to $48.02 per Bbl in the three months ended March 31, 2020, resulting in a negative price variance of $75,930 compared to the comparable period in 2019. The decrease in oil volumes sold was due to a decline in production of 2,300 Bbls from older wells, partially offset by production from new wells.

The $244,258 (43%) decrease in gas sales to $320,854 in the three months ended March 31, 2020 from $565,112 in the comparable period in 2019 was the result of a decrease in the average price per thousand cubic feet (MCF) and a decrease in the volume sold. The volume of gas sold decreased 2,436 MCF to 189,687 MCF in the three months ended March 31, 2020 from 192,133 MCF in the comparable period in 2019, for a negative volume variance of $7,162 compared to the comparable period in 2019. The average price per MCF decreased $1.25 to $1.69 per MCF in the three months ended March 31, 2020 from $2.94 per MCF in the comparable period in 2019, resulting in a negative price variance of $237,096 compared to the comparable period in 2019. The decrease in gas volumes sold was due to a decline in production of 10,673 MCF from older wells, partially offset by production of 8,237 MCF from new wells.

Sales from the Robertson County, Texas royalty interest properties provided approximately 28% of the Company’s gas sales volumes for the three months ended March 31, 2020 and 32% of the gas sales volumes for the comparable period in 2019. See discussion on page 11 of the 2019 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 11% of the Company’s gas sales volumes for the three months ended March 31, 2020 and about 12% of the gas sales volumes for the comparable period in 2019.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. Spot market prices dropped significantly in the first quarter for a variety of reasons, including but not limited to the impact of COVID-19 on demand for oil and gas products. Following the first quarter, oil prices decreased even further. Such lower prices will negatively affect our results of operation and financial condition and will continue to do so as long as prices remain at depressed levels.

Sales of miscellaneous oil and gas products were $40,815 in the three months ended March 31, 2020 compared to $45,668 in the comparable period in 2019.

The Company received lease bonuses of $82,221 in the three months ended March 31, 2020 for leases on its owned minerals compared to $7,528 in the comparable period in 2019.

Operating Costs and Expenses. Operating costs and expenses increased $1,322,534 (106%) to $2,572,161 in the three months ended March 31, 2020 from $1,249,627 in the comparable period in 2019. The increase was primarily due to the significant impairments described below.

Production Costs. Production costs decreased $8,140 (1%) to $550,567 in the three months ended March 31, 2020 from $558,707 in the comparable period in 2019. This decrease was primarily the result of a decrease of $13,000 in production taxes, offset by lease operating and gathering charges.

Exploration Costs. Total exploration expense increased $40,246 to $43,465 in the three months ended March 31, 2020 from $3,219 in the comparable period in 2019.

The following is a summary as of May 6, 2020, updating both exploration and development activity from December 31, 2019, for the period ended March 31, 2020.

The Company is participating with its 14% interest in the acquisition of additional leasehold and exploratory drilling on a Creek County, Oklahoma 3-D seismic project. There are currently seven active prospects within the project. Exploratory wells were drilled on two of the prospects in 2019, resulting in one successful completion and another completion suspended pending an improvement in oil prices. Five additional exploratory wells are planned, and possibly two development wells. Leasehold costs for the period were $5,000. Additional capitalized costs were $1,466.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. Most of the acreage is underlain by a shallow heavy oil zone. The Company plans to participate with a 10.5% interest in the drilling of two test wells on the prospect with the intention of conducting a thermal recovery pilot test at one of the locations.

The Company has been participating with a 13% interest in a 3-D seismic project covering approximately 35,000 acres in San Patricio County, Texas. Fourteen prospects have been identified, and exploratory wells were successfully completed on two of these in 2019. Leasing is complete on six additional prospects and exploratory wells have been proposed on two. Lease acquisition is in progress on another prospect. Leasehold costs for the period were $16,569.

The Company has been participating with a 50% interest in an attempt to develop oil prospects in the Permian Basin. Lease acquisition is in progress on a Nolan County, Texas prospect. The Company is currently involved in negotiations to sell a portion of its interest in the prospect. Geological costs for the period were $13,913 and leasehold costs were $7,075.

The Company participated in an attempt to restore commercial production from a well that was drilled and completed in 2019 on a Murray County, Oklahoma prospect. The effort has been unsuccessful and the well is under evaluation.

The Company has largely curtailed its exploration and development activity due to the historic collapse of oil prices in March and April, 2020, and does not plan to resume it until the price situation improves. The planned activity discussed above will likely be postponed at least until the fourth quarter of 2020 and possibly until 2021.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $1,291,163 (550%) to $1,526,004 in the three months ended March 31, 2020 from $234,841 in the comparable period in 2019. The increase was from long-lived asset impairments of $1,312,328 due to historically low oil futures prices.

Other Income/(Loss), Net. This line item decreased $154,947 to $(14,389) in the three months ended March 31, 2020 from $140,558 in the comparable period in 2019. See Note 3 to the accompanying financial statements for the various components of this line item.

Income Tax Provision. In the three months ended March 31, 2020, the Company had an estimated income tax benefit of $166,111 as the result of a deferred tax benefit of $346,421 and a current tax provision of $180,310. In the comparable period in 2019, the Company had an estimated income tax provision of $158,835 as the result of a deferred tax provision of $122,454 and a current tax provision of $36,381. See Note 5 to the accompanying financial statements for additional information on income taxes.

Off-Balance Sheet Arrangement

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, LLC, an Oklahoma limited liability company, Grand Woods Development, LLC, an Oklahoma limited liability company, and QSN Office Park, LLC, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment. For more information about these entities and the related off-balance sheet arrangements, see Note 4 to the accompanying financial statements.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2020, the Company did not have any material legal proceedings brought against it or its properties.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2020	/s/ Cameron R. McLain
Cameron R. McLain, Principal Executive Officer

Date: May 15, 2020	/s/ Lawrence R. Francis
Lawrence R. Francis Principal Financial Officer