Form 10-Q
period 2020-06-30
RESERVE PETROLEUM CO
filed 2020-08-14
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-08157

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

As of August 7, 2020, 156,615 shares of the Registrant’s $0.50 par value common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2020	2019
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$14,582,676	$2,738,338
Available-for-Sale Debt Securities	6,564,302	18,517,910
Equity Securities	694,709	545,075
Refundable Income Taxes	95,792	109,999
Accounts Receivable	268,733	968,382
Notes Receivable	58,852	---

Total Current Assets	22,265,064	22,879,704

Investments:
Equity Method Investments	716,832	744,798
Other Investments	1,900,213	1,898,347

Total Investments	2,617,045	2,643,145

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,762,086	2,727,857
Proved Properties	54,319,903	54,451,862

Oil and Gas Properties, Gross	57,081,989	57,179,719

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	49,252,982	47,852,157

Oil and Gas Properties, Net	7,829,007	9,327,562

Other Property and Equipment, at Cost	469,929	466,728

Less – Accumulated Depreciation	304,246	279,892

Other Property and Equipment, Net	165,683	186,836

Total Property, Plant and Equipment	7,994,690	9,514,398

Other Assets	1,094,579	687,048

Total Assets	$33,971,378	$35,724,295

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2020	2019
	(Unaudited)

Current Liabilities:
Accounts Payable	$130,422	$156,768
Other Current Liabilities	57,174	25,243

Total Current Liabilities	187,596	182,011

Long-Term Liabilities:
Asset Retirement Obligation	1,845,502	1,821,527
Dividends Payable	1,077,248	676,148
Deferred Tax Liability, Net	586,953	917,365

Total Long-Term Liabilities	3,509,703	3,415,040

Total Liabilities	3,697,299	3,597,051

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	31,807,004	33,660,169

Stockholders’ Equity Before Treasury Stock	31,964,372	33,817,537

Less – Treasury Stock, at Cost	1,690,293	1,690,293

Total Stockholders’ Equity	30,274,079	32,127,244

Total Liabilities and Stockholders’ Equity	$33,971,378	$35,724,295

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues:
Oil and Gas Sales	$600,631	$1,845,498	$1,796,893	$3,438,209
Lease Bonuses and Other	---	81,820	82,221	89,347

Total Operating Revenues	600,631	1,927,318	1,879,114	3,527,556

Operating Costs and Expenses:
Production	387,729	625,141	938,296	1,183,847
Exploration	31,705	41,646	75,170	44,865
Depreciation, Depletion, Amortization and Valuation Provisions	90,920	316,160	1,616,924	551,002
General, Administrative and Other	436,878	403,668	889,003	856,528

Total Operating Costs and Expenses	947,232	1,386,615	3,519,393	2,636,242

Income/(Loss) from Operations	(346,601)	540,703	(1,640,279)	891,314

Other Income, Net	268,377	122,508	253,988	263,067

Income/(Loss) Before Income Taxes	(78,224)	663,211	(1,386,291)	1,154,381

Income Tax Provision/(Benefit):
Current	(166,101)	42,313	14,209	78,694
Deferred	16,009	(101,724)	(330,412)	20,730

Total Income Tax Provision/(Benefit)	(150,092)	(59,411)	(316,203)	99,424

Net Income/(Loss)	$71,868	$722,622	$(1,070,088)	$1,054,957

Per Share Data
Net Income/(Loss), Basic and Diluted	$0.46	$4.61	$(6.83)	$6.72

Cash Dividends Declared and/or Paid	$5.00	$7.00	$5.00	$7.00

Weighted Average Shares Outstanding, Basic and Diluted	156,615	156,736	156,615	156,924

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Three Months Ended June 30, 2020
Balance as of March 31, 2020	$92,368	$65,000	$32,518,213	$(1,690,293)	$30,985,288
Net Income	---	---	71,868	---	71,868
Dividends Declared	---	---	(783,077)	---	(783,077)
Purchase of Treasury Stock	---	---	---	---	---
Balance as of June 30, 2020	$92,368	$65,000	$31,807,004	$(1,690,293)	$30,274,079

Three Months Ended June 30, 2019
Balance as of March 31, 2019	$92,368	$65,000	$35,355,997	$(1,643,208)	$33,870,157
Net Income	---	---	722,622	---	722,622
Dividends Declared	---	---	(1,096,730)	---	(1,096,730)
Purchase of Treasury Stock	---	---	---	(46,748)	(46,748)
Balance as of June 30, 2019	$92,368	$65,000	$34,981,889	$(1,689,956)	$33,449,301

Six Months Ended June 30, 2020
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244
Net Income/(Loss)	---	---	(1,070,088)	---	(1,070,088)
Dividends Declared	---	---	(783,077)	---	(783,077)
Purchase of Treasury Stock	---	---	---	---	---
Balance as of June 30, 2020	$92,368	$65,000	$31,807,004	$(1,690,293)	$30,274,079

Six Months Ended June 30, 2019
Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413
Net Income	---	---	1,054,957	---	1,054,957
Dividends Declared	---	---	(1,096,730)	---	(1,096,730)
Purchase of Treasury Stock	---	---	---	(92,339)	(92,339)
Balance as of June 30, 2019	$92,368	$65,000	$34,981,889	$(1,689,956)	$33,449,301

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

Net Cash Provided by Operating Activities	$839,965	$1,494,017

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	18,517,910	16,249,414
Purchase of Available-for-Sale Debt Securities	(6,564,302)	(19,178,476)
Proceeds from Disposal of Property, Plant and Equipment	10,898	---
Purchase of Property, Plant and Equipment	(164,641)	(1,258,854)
Other Investments	(12,415)	(23,351)

Net Cash Provided by/(Applied to) Investing Activities	11,787,450	(4,211,267)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(783,077)	(1,082,334)
Purchase of Treasury Stock	---	(92,339)

Total Cash Applied to Financing Activities	(783,077)	(1,174,673)

Net Change in Cash and Cash Equivalents	11,844,338	(3,891,923)

Cash and Cash Equivalents, Beginning of Period	2,738,338	6,428,499

Cash and Cash Equivalents, End of Period	$14,582,676	$2,536,576

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2019, which has been derived from audited financial statements, the unaudited interim financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (hereinafter, the “2019 Form 10-K”).

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the statements of operations are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the six months ended June 30, 2020 and 2019, that estimate represented approximately $82,497 and $394,750, respectively, of oil and gas sales included in the statements of operations.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Oil Sales	$352,231	$1,335,620	$1,186,824	$2,317,551
Natural Gas Sales	229,176	452,919	550,030	1,018,031
Miscellaneous Oil and Gas Product Sales	19,224	56,959	60,039	102,627
	$600,631	$1,845,498	$1,796,893	$3,438,209

Note 3 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$219,357	$(837)	$149,389	$87,902
Gain on Asset Sales	7,269	2,464	13,953	2,464
Interest Income	55,785	156,586	135,902	289,114
Equity Losses in Investees	(3,314)	(25,248)	(38,514)	(95,724)
Other Income	882	1,082	16,414	2,390
Interest and Other Expenses	(11,602)	(11,539)	(23,156)	(23,079)
Other Income, Net	$268,377	$122,508	$253,988	$263,067

Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $17,400 and $16,500 during the six months ended June 30, 2020 and 2019, respectively. The Company’s investment in Broadway totaled $186,283 and $157,911 at June 30, 2020 and December 31, 2019, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,755,000 loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The loan matures October 31, 2020. The Company also holds a note receivable of $58,853 from the LLC. The Company’s investment in the LLC totaled $251,567 and $316,384 at June 30, 2020 and December 31, 2019, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed a $1,300,000 loan for which a portion of the proceeds were used to build a speculative office building. The loan matures March 26, 2021. The Company’s investment in QSN totaled $278,982 and $270,503 at June 30, 2020 and December 31, 2019, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at June 30, 2020 and December 31, 2019.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $227,351 and $225,485 at June 30, 2020 and December 31, 2019, respectively.

Cloudburst International, Inc. (“Cloudburst”), with an 13.39% ownership, was acquired with an initial investment of $1,294,375 in 2019 through the conversion of Cloudburst Solutions (“Solutions”) equity. See Note 7 on page 28 of the Company’s 2019 10-K for details of the conversion. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,496,007 at June 30, 2020 and December 31, 2019.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at June 30, 2020 and December 31, 2019.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2019	$1,821,527
Liabilities incurred for new wells (net of revisions)	4,206
Liabilities settled (wells sold or plugged)	(3,056)
Accretion expense	22,825
Balance at June 30, 2020	$1,845,502

Note 7 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the equity securities using a quoted price for an identical item in an active market on the measurement date and  available-for-sale debt securities using quoted market prices for securities with similar maturity dates and interest rates. At June 30, 2020 and December 31, 2019, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2020
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2020	$	---	$6,564,302	$	---
Equity Securities:
Domestic Equities		483,189	---		---
International Equities		96,861	---		---
Others		114,659	---		---
		$694,709	$6,564,302	$	---

	December 31, 2019
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2020	$	---	$18,517,910	$	---
Equity Securities:
Domestic Equities		364,171	---		---
International Equities		110,629	---		---
Others		70,275	---		---
		$545,075	$18,517,910	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the six months ended June 30, 2020 and 2019 was $4,206 and $38,516, respectively, and was calculated using Level 3 inputs. See Note 6 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the six months ended June 30, 2020 and 2019 of $1,312,328 and $66,791, respectively, also represents non-recurring fair value expenses calculated using Level 3 inputs. See Note 8 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2020 and December 31, 2019, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 8 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. There were no impairments recorded in the three months ended June 30, 2020 and $66,791 recorded for the three months ended June 30, 2019. Impairment losses totaling $1,312,328 and $66,791 for the six months ended June 30, 2020 and 2019, respectively, are included in the statements of operations in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing was used for calculating future revenue and cash flow.

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

Financial Conditions and Results of Operations

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas and NGLs. As a result, the price for oil decreased significantly. While oil prices have recovered to a limited degree, there is still ongoing volatility in the market.

We are unable to predict the impact that the ongoing COVID-19 pandemic will have on us, including on our financial position, operating results, liquidity and ability to obtain financing, in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors and other business partners), operators deciding to slow down, shut in or defer maintenance on producing wells, and the effect that the COVID-19 pandemic will have on the demand for natural gas, NGLs and oil. Drilling and capital expenditures have been greatly reduced

The health of our employees, customers, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions, are vital to our operations, and the effect of the pandemic on these persons and our staffing needs cannot be predicted. Currently, our workforce has been unaffected. Employees are working in the corporate office with adequate social distancing measures in place, wearing face coverings as needed in common areas and utilizing telework options as needed. We do not anticipate any significant impact on liquidity due to workforce safety. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact us.

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

Our profitability has been and will likely continue to be significantly affected by this decreased demand and lower commodity price environment. The decline in commodity prices and our future estimated production levels could lead to additional material impairments of our long-lived assets, intangible assets, equity method investments and right-of-use assets. It is likely additional impairments could be triggered if the COVID-19 pandemic leads to a continued and sustained reduction in global economic activity and demand for energy. We continue to evaluate all cash management strategies, maintaining conservative choices in short-term investments to protect cash reserves and liquidity.

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

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2020, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $839,965, cash provided by the maturities of available-for-sale debt securities of $18,517,910 and cash provided by property dispositions of $10,898 for total cash provided of $19,368,773. The Company utilized cash for the purchase of available-for-sale debt securities of $6,564,302, property additions of $164,641, other investment activity of $12,415 and financing activities of $783,077 for total cash applied of $7,524,435. Cash and cash equivalents increased $11,844,338 (433%) to $14,582,676 due to the transfer of cash from available-for-sale debt securities to cash equivalent accounts.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2019. A discussion of these items follows.

Accounts receivable decreased $699,649 (72%) to $268,733 as of June 30, 2020 from $968,382 at December 31, 2019 due to decreased oil and gas prices and volumes and interest receivable.

During the period, the Company added a $58,853 note receivable from Grand Woods, LLC, (the LLC), an equity method investee. See Note 4 to the accompanying financial statements for additional information about the investment.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $839,965 in the six months ended June 30, 2020, a decrease of $654,052 (44%) from the comparable period in 2019 of $1,494,017. The decrease was primarily due to a decrease in oil and gas prices and quantities sold. For more information see “Operating Revenues” and “Other Income” below.

Cash applied to the purchase of property additions in 2020 was $164,641 in the six months ended June 30, 2020, a decrease of $1,094,213 (87%) from cash applied in the comparable period in 2019 of $1,258,854. The decrease is primarily due to the collapse of oil prices resulting from the demand destruction caused by COVID-19. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2019 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Six Months Ended June 30, 2020, Compared with Six Months Ended June 30, 2019

Net income decreased $2,125,045 to a net loss of $(1,070,088) in the six months ended June 30, 2020 from net income of $1,054,957 in the comparable period in 2019. Net income/(loss) per share, basic and diluted, decreased $13.55 to a net loss of $(6.83) per share in the six months ended June 30, 2020 from net income of $6.72 per share in the comparable period in 2019.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from oil and gas sales decreased $1,641,316 (48%) to $1,796,893 in 2020 from $3,438,209 in 2019. This was due to decreases in crude oil sales of $1,130,727, natural gas sales of $468,001 and sales of miscellaneous products of $42,588.

The $1,130,727 (49%) decrease in oil sales to $1,186,824 in the six months ended June 30, 2020 from $2,317,551 in the comparable period in 2019 was the net result of a decrease in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold decreased 9,869 Bbls to 33,160 Bbls in the six months ended June 30, 2020, resulting in a negative volume variance of $531,544. This volume decrease was the net result of 5,340 Bbls of production that began after June 30, 2019, offset by a decline, partially due to shut-ins, of 15,209 Bbls from older properties. The average price per Bbl decreased $18.07 to $35.79 per Bbl in the six months ended June 30, 2020 from $53.86 per Bbl in the comparable period in 2019, resulting in a negative price variance of $599,183.

The $468,001 (46%) decrease in gas sales to $550,030 in the six months ended June 30, 2020 from $1,018,031 in the comparable period in 2019 was the result of a decrease in the volume sold and a decrease in the average price per thousand cubic feet (MCF). The volume of gas sold decreased 44,247 MCF to 345,330 MCF in the six months ended June 30, 2020 from 389,577 MCF in the comparable period in 2019, for a negative volume variance of $115,485. The decrease in gas volumes sold was the net result of approximately 51,100 MCF of production declines from older wells, partially offset by production of approximately 6,900 MCF from wells that first produced after June 30, 2019. The average price per MCF decreased $1.02 to $1.59 per MCF in the six months ended June 30, 2020 from $2.61 per MCF in the comparable period in 2019, resulting in a negative price variance of $352,516.

Sales from the Robertson County, Texas royalty interest properties provided approximately 26% of the Company’s gas sales volumes for the six months ended June 30, 2020 and 32% of the gas sales volumes for the comparable period in 2019. See discussion on page 11 of the 2019 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 11% of the Company’s gas sales volumes for the six months ended June 30, 2020 and approximately 12% of the gas sales volumes for the comparable period in 2019.

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

Sales of miscellaneous products were $60,039 in the six months ended June 30, 2020 compared to $102,627 in the comparable period in 2019.

The Company received lease bonuses of $82,221 in the six months ended June 30, 2020 for leases on its owned minerals with $89,097 in the comparable period in 2019. In 2020, the bonuses were for leases on owned minerals in Texas.

Operating Costs and Expenses. Operating costs and expenses increased $883,151 (34%) to $3,519,393 in the six months ended June 30, 2020 from $2,636,242 in the comparable period in 2019. Material line item changes are discussed and analyzed in the following paragraphs.

Production costs decreased $245,551 (21%) in the six months ended June 30, 2020 to $938,296 from $1,183,847 in the comparable period in 2019. This was the result of decreases in lease operating and handling charges of $183,491 and production taxes of $62,059.

Exploration costs increased $30,305 (68%) to $75,170 in the six months ended June 30, 2020 from $44,865 in the comparable period in 2019. This was primarily due to an increase in plugging costs of about $26,000 in the six months ended June 30, 2020 from $4,316 in the comparable period in 2019.

DD&A increased $1,065,922 (193%) to $1,616,924 in the six months ended June 30, 2020 from $551,002 in the comparable period. This was mostly due to the $1,312,328 long-lived assets impairment in the first quarter.

The following is a summary as of August 6, 2020, updating both exploration and development activity from December 31, 2019, for the period ended June 30, 2020.

The Company is participating with its 14% interest in the acquisition of additional leasehold and exploratory drilling on a Creek County, Oklahoma 3-D seismic project. There are currently seven active prospects within the project. Exploratory wells were drilled on two of the prospects in 2019, resulting in one successful completion and another completion that was suspended due to low oil prices but is now in progress. Two development wells have been drilled on one of the prospects and are awaiting completion, and an exploratory well is in progress on another. Five additional exploratory wells are planned, and possibly two development wells. Leasehold costs for the period were $7,327. Additional capitalized costs were $27,839.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. Most of the acreage is underlain by a shallow heavy oil zone. The Company plans to participate with a 10.5% interest in the drilling of two test wells on the prospect with the intention of conducting a thermal recovery pilot test at one of the locations.

The Company has been participating with a 13% interest in a 3-D seismic project covering approximately 35,000 acres in San Patricio County, Texas. Fourteen prospects have been identified, and exploratory wells were successfully completed on two of these in 2019. Leasing is complete on six additional prospects and an exploratory well will be drilled on one of these starting in August 2020. Additional processing of the 3-D seismic data is currently in progress. Leasehold costs for the period were $24,587 and geophysical costs were $13,485.

.

The Company has been participating with a 50% interest in an attempt to develop oil prospects in the Permian Basin. Lease acquisition is in progress on a Nolan County, Texas prospect. The Company is currently involved in negotiations to sell a portion of its interest in the prospect. Geological costs for the period were $28,913 and leasehold costs were $11,050.

The Company participated in an attempt to restore commercial production from a well that was drilled and completed in 2019 on a Murray County, Oklahoma prospect. The effort was unsuccessful and the well will be re-completed in another zone.

In July 2020, the Company agreed to purchase a 10.5% interest in 637.58 net acres of leasehold on a Lincoln County, Oklahoma prospect for $30,126. An exploratory well will be drilled on the prospect starting in August 2020.

The Company largely curtailed its exploration and development activity due to the historic collapse of oil prices in March and April, 2020. With the recent improvement in the outlook for both oil and gas prices, it is cautiously resuming drilling on some of its prospects.

Other Income, Net. This line item decreased $9,079 (3%) to $253,988 in the six months ended June 30, 2020 from $263,067 in the comparable period in 2019. The decrease was primarily due to a decline of $153,212 in interest income, offset by an increase in realized and unrealized gains from Equity Securities of $61,487 and a decrease in losses from Equity Investments of $57,210. See Note 3 to the accompanying financial statements for the analysis of the various components of this line item.

Income Tax Provision/(Benefit). Income tax provision decreased $415,490 to a tax benefit of $(316,203) in the six months ended June 30, 2020 from a tax provision of $99,424 in the comparable period in 2019. Of the 2020 income tax benefit, the estimated current tax expense was $14,209 and the estimated deferred tax credit was $(330,412). Of the 2019 income tax provision, the estimated current tax expense was $78,694 and the estimated deferred tax expense was $20,730. See Note 5 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended June 30, 2020, Compared with Three Months Ended June 30, 2019

Net income decreased $650,754 to $71,868 in the three months ended June 30, 2020 from $722,622 in the comparable period in 2019. The material changes in the results of operations, which caused the decrease in net income, are discussed below.

Operating Revenues. Revenues from crude oil and natural gas sales decreased $1,244,867 (67%) to $600,631 in the three months ended June 30, 2020 from $1,845,498 in the comparable period in 2019. This was due to decreases in crude oil sales of $983,389, natural gas sales of $223,743 and sales of miscellaneous products of $37,735.

The $983,389 decrease in crude oil sales was the net result of a decrease in the volume of oil sold of 8,506 Bbls to 15,779 Bbls, for a negative volume variance of $467,819, and a decrease in the average price received of $32.68 per Bbl to $22.32, for a negative price variance of $515,570.

The $223,743 decrease in natural gas sales was the net result of a decrease in the volume of gas sold of 41,811 MCF to 155,634 MCF, for a negative volume variance of $95,911, and a decrease in the average price of $0.82 per MCF to $1.47, for a negative price variance of $127,832.

Operating Costs and Expenses. Operating costs and expenses decreased $439,383 (32%) to $947,232 in the three months ended June 30, 2020 from $1,386,615 in the comparable period in 2019. This was mostly due to declines in production costs of $237,411 and the Depreciation, Depletion, Amortization and Valuation provision of $225,241, offset by an increase in G&A expense of $33,210. There were no long-lived assets impairment for the three months ended June 30, 2020, versus $66,791 for the comparable period in 2019. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2019 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $145,869 (119%) to $268,377 in the three months ended June 30, 2020 from $122,508 in the comparable period in 2019. The increase was mostly due to realized and unrealized gains on trading securities of $219,357, offset by a decrease in interest income of $100,801. See Note 3 to the accompanying financial statements for an analysis of the components of other income, net.

Income Tax Provision/(Benefit). Income taxes decreased $90,681 to a tax benefit of $(150,092) in the three months ended June 30, 2020 from a tax benefit of $(59,411) in the comparable period in 2019. See discussion above in “Item 2.” and Note 5 to the accompanying financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2020.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended June 30, 2020, the Company did not have any material legal proceedings brought against it or its properties.

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

THE RESERVE PETROLEUM COMPANY (Registrant)

Date:	August 14, 2020	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date:	August 14, 2020	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer