Form 10-Q
period 2020-09-30
RESERVE PETROLEUM CO
filed 2020-11-16
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of November 6, 2020, 156,595 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2020	2019
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$17,917,425	$2,738,338
Available-for-Sale Debt Securities	1,515,234	18,517,910
Equity Securities	780,509	545,075
Refundable Income Taxes	298,595	109,999
Accounts Receivable	650,408	968,382
Notes Receivable	98,087	---

Total Current Assets	21,260,258	22,879,704

Investments:
Equity Method Investments	672,757	744,798
Other Investments	2,400,214	1,898,347

Total Investments	3,072,971	2,643,145

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting – Unproved Properties	2,975,845	2,727,857
Proved Properties	55,237,369	54,451,862

Oil and Gas Properties, Gross	58,213,214	57,179,719

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	50,445,736	47,852,157

Oil and Gas Properties, Net	7,767,478	9,327,562

Other Property and Equipment, at Cost	466,728	466,728

Less – Accumulated Depreciation	312,834	279,892

Other Property and Equipment, Net	153,894	186,836

Total Property, Plant and Equipment	7,921,372	9,514,398

Other Assets	139,525	687,048

Total Assets	$32,394,126	$35,724,295

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2020	2019
	(Unaudited)

Current Liabilities:
Accounts Payable	$140,499	$156,768
Other Current Liabilities	63,243	25,243

Total Current Liabilities	203,742	182,011

Long-Term Liabilities:
Asset Retirement Obligation	1,855,957	1,821,527
Dividends Payable	138,625	676,148
Deferred Tax Liability, Net	658,771	917,365

Total Long-Term Liabilities	2,653,353	3,415,040

Total Liabilities	2,857,095	3,597,051

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	31,069,956	33,660,169

Stockholders’ Equity Before Treasury Stock	31,227,324	33,817,537

Less – Treasury Stock, at Cost	1,690,293	1,690,293

Total Stockholders’ Equity	29,537,031	32,127,244

Total Liabilities and Stockholders’ Equity	$32,394,126	$35,724,295

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020	2019
Operating Revenues:
Oil and Gas Sales		$1,196,134		$1,274,761	$2,993,027	$4,712,970
Lease Bonuses and Other		803		2,031	83,024	91,379

Total Operating Revenues		1,196,937		1,276,792	3,076,051	4,804,349

Operating Costs and Expenses:
Production		432,403		549,478	1,370,699	1,733,325
Exploration		77,803		15,684	152,973	60,549
Depreciation, Depletion, Amortization and Valuation Provisions		1,253,044		581,716	2,869,968	1,132,718
General, Administrative and Other		376,855		403,344	1,265,858	1,259,873

Total Operating Costs and Expenses		2,140,105		1,550,222	5,659,498	4,186,465

Income/(Loss) from Operations		(943,168)		(273,430)	(2,583,447)	617,884

Other Income, Net		75,137		29,229	329,125	292,296

Income/(Loss) Before Income Taxes		(868,031)		(244,201)	(2,254,322)	910,180

Income Tax Provision/(Benefit):
Current		(202,801)		(12,409)	(188,592)	66,285
Deferred		71,818		(52,254)	(258,594)	(31,524)

Total Income Tax Provision/(Benefit)		(130,983)		(64,663)	(447,186)	34,761

Net Income/(Loss)		$(737,048)		$(179,538)	$(1,807,136)	$875,419

Per Share Data
Net Income/(Loss), Basic and Diluted		$(4.71)		$(1.15)	$(11.54)	$5.58

Cash Dividends Declared and/or Paid	$	---	$	---	$5.00	$7.00

Weighted Average Shares Outstanding, Basic and Diluted		156,615		156,617	156,615	156,820

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Three Months Ended September 30, 2020
Balance as of June 30, 2020	$92,368	$65,000	$31,807,004	$(1,690,293)	$30,274,079
Net Loss	---	---	(737,048)	---	(737,048)
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	---	---
Balance as of September 30, 2020	$92,368	$65,000	$31,069,956	$(1,690,293)	$29,537,031

Three Months Ended September 30, 2019
Balance as of June 30, 2019	$92,368	$65,000	$34,981,889	$(1,689,956)	$33,449,301
Net Loss	---	---	(179,538)	---	(179,538)
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	(337)	(337)
Balance as of September 30, 2019	$92,368	$65,000	$34,802,351	$(1,690,293)	$33,269,426

Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244
Net Loss	---	---	(1,807,136)	---	(1,807,136)
Dividends Declared	---	---	(783,077)	---	(783,077)
Purchase of Treasury Stock	---	---	---	---	---
Balance as of September 30, 2020	$92,368	$65,000	$31,069,956	$(1,690,293)	$29,537,031

Nine Months Ended September 30, 2019
Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413
Net Income	---	---	875,419	---	875,419
Dividends Declared	---	---	(1,096,730)	---	(1,096,730)
Purchase of Treasury Stock	---	---	---	(92,676)	(92,676)
Balance as of September 30, 2019	$92,368	$65,000	$34,802,351	$(1,690,293)	$33,269,426

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Net Cash Provided by Operating Activities	$873,884	$2,174,640

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	25,082,211	22,176,226
Purchase of Available-for-Sale Debt Securities	(8,079,535)	(25,677,995)
Proceeds from Disposal of Property, Plant and Equipment	15,012	9,423
Purchase of Property, Plant and Equipment	(1,441,743)	(1,505,293)
Equity Method Investments	24,750	24,750
Other Investments	(512,415)	(3,733)

Net Cash Provided by/(Applied to) Investing Activities	15,088,280	(4,976,622)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(783,077)	(1,084,571)
Purchase of Treasury Stock	---	(92,676)

Total Cash Applied to Financing Activities	(783,077)	(1,177,247)

Net Change in Cash and Cash Equivalents	15,179,087	(3,979,229)

Cash and Cash Equivalents, Beginning of Period	2,738,338	6,428,499

Cash and Cash Equivalents, End of Period	$17,917,425	$2,449,270

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the statements of operations are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the nine months ended September 30, 2020 and 2019, that estimate represented approximately $288,799 and $278,006, respectively, of oil and gas sales included in the statements of operations.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Oil Sales	$766,035	$922,052	$1,952,859	$3,239,602
Natural Gas Sales	397,623	318,717	947,653	1,336,748
Miscellaneous Oil and Gas Product Sales	32,476	33,992	92,515	136,620
	$1,196,134	$1,274,761	$2,993,027	$4,712,970

Note 3 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$85,724	$(50,791)	$235,113	$37,111
Gain on Asset Sales	5,072	6,959	19,025	9,422
Interest Income	9,380	123,832	145,282	412,946
Equity Losses in Investees	(19,325)	(44,849)	(57,839)	(140,573)
Other Income	5,860	5,618	22,274	8,008
Interest and Other Expenses	(11,574)	(11,540)	(34,730)	(34,618)
Other Income, Net	$75,137	$29,229	$329,125	$292,296

Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $26,100 and $25,200 during the nine months ended September 30, 2020 and 2019, respectively. The Company’s investment in Broadway totaled $170,801 and $157,911 at September 30, 2020 and December 31, 2019, respectively.

Grand Woods Development, LLC (the “LLC”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. The LLC owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,755,000 loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The loan matures February 23, 2021. The Company also holds notes receivable of $58,852 and $39,235 from the LLC. The Company’s investment in the LLC totaled $232,537 and $316,384 at September 30, 2020 and December 31, 2019, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed a $1,300,000 loan for which a portion of the proceeds were used to build a speculative office building. The loan matures March 26, 2021. The Company’s investment in QSN totaled $269,419 and $270,503 at September 30, 2020 and December 31, 2019, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at September 30, 2020 and December 31, 2019.

Cloudburst International, Inc. (“Cloudburst”), with an 13.39% ownership, was acquired with an initial investment of $1,294,375 in 2019 through the conversion of Cloudburst Solutions (“Solutions”) equity. See Note 7 on page 28 of the Company’s 2019 10-K for details of the conversion. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,496,007 at September 30, 2020 and December 31, 2019.

Genlith, Inc. (“Genlith”), with a 2% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $500,000 at September 30, 2020.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $227,351 and $225,485 at September 30, 2020 and December 31, 2019, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 46 acres. The Company’s investment in OKC totaled $56,164 at September 30, 2020 and December 31, 2019.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2019	$1,821,527
Liabilities incurred for new wells (net of revisions)	4,206
Liabilities settled (wells sold or plugged)	(4,013)
Accretion expense	34,237
Balance at September 30, 2020	$1,855,957

Note 7 – FAIR VALUE MEASUREMENTS

Inputs used to measure fair value are organized into a fair value hierarchy based on the observability of the inputs. Level 1 inputs consist of quoted prices in active markets for identical assets. Level 2 inputs are inputs, other than quoted prices, for similar assets that are observable. Level 3 inputs are unobservable inputs.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of the available-for-sale debt securities using quoted market prices for securities with similar maturity dates and interest rates. At September 30, 2020 and December 31, 2019, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2020
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S. Treasury Bills Maturing in 2021	$	---	$1,515,234	$	---
Equity Securities:
Domestic Equities		572,719	---		---
International Equities		66,988	---		---
Others		140,802	---		---
		$780,509	$1,515,234	$	---

	December 31, 2019
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S. Treasury Bills Maturing in 2020	$	---	$18,517,910	$	---
Equity Securities:
Domestic Equities		364,171	---		---
International Equities		110,629	---		---
Others		70,275	---		---
		$545,075	$18,517,910	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30, 2020 and 2019 was $4,206 and $42,419, respectively, and was calculated using Level 3 inputs. See Note 6 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the nine months ended September 30, 2020 and 2019 of $2,418,898 and $366,791, respectively, also represents non-recurring fair value expenses using the income approach and Level 3 inputs. See Note 8 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2020 and December 31, 2019, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 8 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $2,418,898 for the nine months ended September 30, 2020 are included in the statements of operation in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing was used for calculating future revenue and cash flow.

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

We are unable to predict the impact that the ongoing COVID-19 pandemic will have on us, including on our financial position, operating results, liquidity and ability to obtain financing, in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors and other business partners), operators deciding to slow down, shut in or defer maintenance on producing wells, and the effect that the COVID-19 pandemic will have on the demand for natural gas, NGLs and oil. Drilling and capital expenditures have been greatly reduced

The health of our employees, customers, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions, are vital to our operations, and the effect of the pandemic on these persons and our staffing needs cannot be predicted. Currently, our workforce has been largely unaffected. Employees are working in the corporate office with adequate social distancing measures in place, wearing face coverings as needed in common areas and utilizing telework options as needed. We do not anticipate any significant impact on liquidity due to workforce safety. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact us.

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

Our profitability has been and will likely continue to be significantly affected by this decreased demand and lower commodity price environment. The decline in commodity prices and our future estimated production levels could lead to additional material impairments of our long-lived assets, right of use, equity method investments and right-of-use assets. It is likely that additional impairments could be triggered if the COVID-19 pandemic leads to a continued and sustained reduction in global economic activity and demand for energy. We continue to evaluate all cash management strategies, maintaining conservative choices in short-term investments to protect cash reserves and liquidity.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Included in the act was the Paycheck Protection Program (“PPP”) implemented by the Small Business Administration (“SBA”) to provide small businesses with funds to pay up to eight weeks of payroll costs. Based on the understanding of the guidelines and information provided at the time, the Company applied for and received a PPP loan in the amount of $174,600 from the SBA to cover payroll costs. Subsequent to receiving the funds, the Company evaluated additional guidance issued by the SBA, and on May 7, 2020, the Company repaid the loan in full together with accrued interest.

Liquidity and Capital Resources

Please refer to the Balance Sheets and the Condensed Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2020, the Company continued to fund its business activity through the use of internal sources of cash. The Company had net cash provided by operations of $873,884 and cash provided by the maturities of available-for-sale debt securities of $25,082,211. Additional cash of $39,762 was provided by property dispositions and equity method investments for total cash provided of $25,995,857. The Company utilized cash for the purchase of available-for-sale debt securities of $8,079,535; property additions of $1,441,743; other investments activity of $512,415; and financing activities of $783,077 for total cash applied of $10,816,770. Cash and cash equivalents increased $15,179,087 to $17,917,425.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2019. A discussion of these items follows.

Available-for-sale debt securities decreased $17,002,676 (92%) to $1,515,234 as of September 30, 2020 from $18,517,910 at December 31, 2019. The decrease was due to the decision to free up capital for new investments as a result of significant decreases in interest rates.

Refundable income taxes increased $188,596 (171%) to $298,595 as of September 30, 2020 from $109,999 at December 31, 2019. This increase was primarily due to reduced revenues and an increase in long-lived assets impairments for the nine months ended September 30, 2020.

During the period, the Company added a $58,852 note receivable in January and a $39,235 note receivable in July from Grand Woods, LLC, (the LLC), an equity method investee. See Note 4 to the accompanying financial statements for additional information about the investment.

Accounts payable decreased $16,269 (10%) to $140,499 as of September 30, 2020 from $156,768 at December 31, 2019. This decrease was primarily due to a decrease in drilling activity at September 30, 2020 versus December 31, 2019.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $873,884 in the nine months ended September 30, 2020, a decrease of $1,300,756 (60%) from the comparable period in 2019. The decrease was primarily due to decreased operating revenues and other income for the nine months ended September 30, 2020 compared to 2019. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property, plant and equipment in the nine months ended September 30, 2020 was $1,441,743, a decrease of $63,550 (4%) from cash applied in the comparable period in 2019 of $1,505,293. In both 2020 and 2019, cash applied to property, plant and equipment additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to purchase of available-for-sale debt securities in the nine months ended September 30, 2020 was $8,079,535, a decrease of $17,598,460 (69%) from cash applied in the comparable period in 2019 of $25,677,995. The decrease was to provide access to capital for use in other projects and investments as a result of the decreased interest revenue brought on by the depressed interest rates resulting from COVID-19.

Cash applied to other investments in the nine months ended September 30, 2020 was $512,415, an increase of $508,682 from cash applied in the comparable period of 2019 of $3,733. The increase was primarily due to a new $500,000 investment in Genlith, Inc. (“Genlith”), which is approximately 2% ownership. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. For details on other investments, see Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUAR-ANTEES.

Cash applied to financing activities in the nine months ended September 30, 2020 was $783,077, a decrease of $394,170 (33%) from cash applied in the comparable period in 2019 of $1,177,247. This category is made up of dividends paid to stockholders and purchase of treasury stock. Dividends decreased from $7.00 per share in 2019 to $5.00 per share in 2020, resulting in a decrease of $301,494 in dividends paid. The Company purchased $92,676 of treasury stock through the nine months ended September 30, 2019, with none in the comparable period of 2020.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2019 Form 10-K would not be representative of the Company’s current position.

Material Changes in Results of Operations Nine Months Ended September 30, 2020, Compared with Nine Months Ended September 30, 2019

Net income/(loss) decreased $2,682,555 to a loss of $1,807,136 in the nine months ended September 30, 2020 from income of $875,419 in the comparable period in 2019. Net income/(loss) per share, basic and diluted, decreased $17.12 to a loss of $11.54 in the nine months ended September 30, 2020 from income of $5.58 in the comparable period in 2019.

A discussion of revenue from oil and gas sales and other significant line items in the statements of operations follows.

Operating Revenues. Revenues from oil and gas sales decreased $1,719,943 (36%) to $2,993,027 in the nine months ended September 30, 2020 from $4,712,970 in the comparable period in 2019. The $1,719,943 decrease is due to a decrease in crude oil sales of $1,286,743, natural gas sales of $389,095, and miscellaneous oil and gas product sales of $44,105.

The $1,286,743 (40%) decrease in oil sales to $1,952,859 in the nine months ended September 30, 2020 from $3,239,602 in the comparable period in 2019 was the net result of a decrease in the average price per barrel (Bbl) and a decrease in the volume sold. The average price per Bbl decreased $17.72 to $35.80 per Bbl in the nine months ended September 30, 2020, resulting in a negative price variance of $967,175 compared to 2019. The volume of oil sold decreased 5,701 Bbls to 54,557 Bbls in the nine months ended September 30, 2020, resulting in a negative volume variance of $319,568 compared to 2019. The net decrease in oil volumes sold was due to a decline of 13,400 Bbls during the period from older wells, partially offset by new production of 7,700 Bbls.

The $389,095 (29%) decrease in gas sales to $947,653 in the nine months ended September 30, 2020 from $1,336,748 in the comparable period in 2019 was the net result of a decrease in the average price per thousand cubic feet (MCF) and a decrease in the volume sold. The average price per MCF decreased $0.49 to $1.88 per MCF in the nine months ended September 30, 2020, resulting in a negative price variance of $246,160 compared to 2019. The volume of gas sold decreased 60,310 MCF to 503,928 MCF in the nine months ended September 30, 2020, resulting in a negative volume variance of $142,935 compared to 2019. The net decrease in gas volumes sold was due to production declines from older wells, partially offset by production of 15,000 MCF from several new working and royalty interest wells. Second quarter shut-ins contributed to the decrease in volumes for both oil and gas.

Sales from the Robertson County, Texas royalty interest properties provided approximately 28% of the Company’s gas sales volumes for the nine months ended September 30, 2020 and 32% of the gas sales volumes for the comparable period in 2019. See discussion on page 11 of the 2019 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties. Sales from Arkansas working interest properties provided approximately 11% of the Company’s gas sales volumes for the nine months ended September 30, 2020 and 12% of the gas sales volumes for the comparable period in 2019.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue. Spot market prices dropped significantly in the first and second quarters primarily due to the impact of COVID-19 on demand for oil and gas products. Such lower prices will negatively affect our results of operation and financial condition and will continue to do so as long as prices remain at depressed levels.

Sales of miscellaneous oil and gas products were $92,515 in the nine months ended September 30, 2020 as compared to $136,620 in the comparable period in 2019.

The Company received lease bonuses of $82,221 in the nine months ended September 30, 2020 for leases on its owned minerals compared to $89,101 in the comparable period in 2019. In the nine months ended September 30, 2020, all of lease bonuses were for leases on owned minerals in Texas.

Operating Costs and Expenses. Operating costs and expenses increased $1,473,033 (35%) to $5,659,498 in the nine months ended September 30, 2020 from $4,186,465 in the comparable period of 2019. Material line item changes are discussed and analyzed in the following paragraphs.

Production costs decreased $362,626 (21%) to $1,370,699 in the nine months ended September 30, 2020 from $1,733,325 in the comparable period in 2019, due to decreases in lease operating expenses and gross production taxes.

Exploration costs increased $92,424 (153%) to $152,973 in the nine months ended September 30, 2020 from $60,549 in the comparable period in 2019, due to increases in geological and geophysical expenses and dry hole and plugging costs.

The following is a summary as of November 3, 2020, updating both exploration and development activity from December 31, 2019, for the period ended September 30, 2020.

The Company is participating with its 14% interest in the acquisition of additional leasehold and exploratory drilling on a Creek County, Oklahoma 3-D seismic project. There are currently seven active prospects within the project. Exploratory wells were drilled on two of the prospects in 2019. The two wells were completed in 2020, one as a commercial oil producer and the other as a dry hole. Three development wells have been drilled on the first prospect and exploratory wells have been drilled on two additional prospects. Completions are in progress on all five of these wells. Two additional exploratory wells are planned, and additional development drilling is likely. Leasehold costs for the period were $9,097 and additional capitalized costs were $161,149. Dry hole costs of $31,180 were written off to expense.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. Most of the acreage is underlain by a shallow heavy oil zone. The Company plans to participate with a 10.5% interest in the re-entry, completion and testing of a previously drilled test well on the prospect with the intention of conducting a thermal recovery pilot test.

The Company has been participating with a 13% interest in a 3-D seismic project covering approximately 35,000 acres in San Patricio County, Texas. Fourteen prospects have been identified, and exploratory wells were successfully completed on two of these in 2019. Leasing is complete on six additional prospects. An exploratory well has been drilled on one of these and is awaiting completion. Also, additional processing of the 3-D seismic data is currently in progress and almost complete. Leasehold costs for the period were $32,381, additional capitalized costs were $151,334 and geophysical costs were $13,485.

The Company has been participating with a 50% interest in an attempt to develop oil prospects in the Permian Basin. Lease acquisition is in progress on a Nolan County, Texas prospect. The Company is currently involved in negotiations to sell a portion of its interest in the prospect. Geological costs for the period were $40,163 and leasehold costs were $175,153.

The Company participated in an attempt to restore commercial production from a well that was drilled and completed in 2019 on a Murray County, Oklahoma prospect. The effort was unsuccessful, as was an attempt to re-complete in another zone. The well is under evaluation.

In August 2020, the Company purchased a 10.5% interest in 637.58 net acres of leasehold on a Lincoln County, Oklahoma prospect for $30,126. An exploratory well was drilled on the prospect and completed as a dry hole. Dry hole costs for the period were $21,362.

The Company is participating in the drilling of four horizontal development wells on fee minerals located in Kingfisher County, Oklahoma. The Company has a 3.2% working interest in three of the wells and a 3.5% working interest in the fourth. All four wells have been drilled with casing set and are scheduled for completion in the first quarter of 2021. Prepaid costs for the period were $709,845

The Company largely curtailed its exploration and development activity due to the historic collapse of oil prices in March and April, 2020. With the recent improvement in the outlook for both oil and gas prices, it has cautiously resumed drilling activity on some of its prospects.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $1,737,250 (153%) to $2,869,968 in the nine months ended September 30, 2020 from $1,132,718 in the comparable period in 2019, due to an increase in long-lived assets impairments of $2,052,107, which was offset by decreases in depreciation, depletion and non-producing leasehold impairments that totaled approximately $321,000. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2019 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $36,829 (13%) to $329,125 in the nine months ended September 30, 2020 from $292,296 in the comparable period in 2019. See Note 3 to the accompanying financial statements for an analysis of the components of this item.

Equity securities gains were $235,113 in the nine months ended September 30, 2020 compared to gains of $37,111 in the comparable period in 2019. In the nine months ended September 30, 2020, the Company had unrealized gains of $147,999 from adjusting securities, held at September 30, to estimated fair market value and net realized trading gains of $87,114. In the nine months ended September 30, 2019, the Company had unrealized losses of $17,968 and net realized trading gains of $55,079.

Gain on the sale of assets increased $9,603 to $19,025 in the nine months ended September 30, 2020 from $9,422 in the comparable period in 2019.

Interest income decreased $267,664 (65%) to $145,282 in the nine months ended September 30, 2020 from $412,946 in the comparable period in 2019. This was due to decreased interest rates on available-for-sale debt securities and other interest-bearing accounts.

Equity losses in investees decreased $82,734 to $57,839 in the nine months ended September 30, 2020 from $140,573 in the comparable period in 2019.

Other income increased $14,266 to $22,274 in the nine months ended September 30, 2020 from $8,008 in the comparable period in 2019, mostly due to an increase in other investment income to $13,548 in 2020 from $2,000 in 2019.

Income Tax Provision/(Benefit). Income taxes decreased $481,947 to a benefit of $447,186 in the nine months ended September 30, 2020 from a provision of $34,761 in the comparable period in 2019. The income tax decrease was the result of a $3,164,502 decrease in the pre-tax income to a loss of $2,254,322 in the nine months ended September 30, 2020 from a pre-tax income of $910,180 in the comparable period in 2019. See Note 5 to the accompanying financial statements for additional information on income taxes.

Material Changes in Results of Operations Three Months Ended September 30, 2020, Compared with Three Months Ended September 30, 2019

Net loss increased $557,510 to a loss of $737,048 in the three months ended September 30, 2020 from loss of $179,538 in the comparable period in 2019. The significant changes in the statements of operations are discussed below.

Operating Revenues. Revenues from oil and gas sales decreased $78,627 (6%) to $1,196,134 in the three months ended September 30, 2020 from $1,274,761 in the comparable period in 2019 due to decreases in oil and other product sales of $156,017 and $1,516, respectively, offset by a $78,906 increase in gas sales.

The decrease in oil sales was the net result of a decrease in the average price received of $16.89 per Bbl to $35.80, for a negative price variance of $361,350, and an increase in the volume of oil sold of 3,897 Bbls to 21,397 Bbls, for a positive volume variance of $205,333. See the “Results of Operations” section above for the nine months ended September 30, 2020 for additional discussion of the oil sales variances.

The increase in gas sales was the result of an increase in the average price of $0.69 per MCF to $2.51, for a positive price variance of $108,141, and a decrease in the volume of gas sold of 16,063 MCF to 158,598 MCF, for a negative volume variance of $29,235. See the “Results of Operations” section above for the nine months ended September 30, 2020 for additional discussion of gas sales variances.

Operating Costs and Expenses. Operating costs and expenses increased $589,883 (38%) to $2,140,105 in the three months ended September 30, 2020 from $1,550,222 in the comparable period in 2019. The increase was the net result of an increase in depreciation, depletion, amortization and valuation provisions (DD&A) of $671,328; an increase in exploration costs charged to expense of $62,119; a decrease in production costs of $117,075; and a decrease in general administrative and other expense (G&A) of $26,489. The significant changes in these line items are discussed below.

Production costs decreased $117,075 (21%) to $432,403 in the three months ended September 30, 2020 from $549,478 in the comparable period in 2019 due to decreases in lease operating expenses and production taxes.

Exploration costs increased $62,119 to $77,803 in the three months ended September 30, 2020 from $15,684 in the comparable period in 2019. Most of the increase is due to a $45,500 increase in dry hole and abandonment costs for the three months ended September 30, 2020 compared to 2019.

DD&A increased $671,328 (115%) to $1,253,044 in the three months ended September 30, 2020 from $581,716 in the comparable period in 2019. Impairment losses for the three months ended September 30, 2020 were $1,106,570, versus $300,000 in the comparable period in 2019. The impairment losses were offset by decreases in depreciation, depletion and amortization provisions of $135,242. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2019 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. See Note 3 to the accompanying financial statements for an analysis of the components of other income, net. In the three months ended September 30, 2020, this line item increased $45,908 (157%) to $75,137 from $29,229 in the comparable period in 2019.

Equity securities increased $136,515 in the three months ended September 30, 2020 to gains of $85,724 compared to losses of $50,791 in the comparable period in 2019. The increase was due to an increase in realized gains of $19,920 and an increase in unrealized gains of $116,595.

Interest income decreased $114,452 (92%) to $9,380 in the three months ended September 30, 2020 from $123,832 in the comparable period in 2019. The decrease was due to decreased interest rates on available-for-sale debt securities and other interest-bearing accounts.

Equity losses in investees decreased $25,524 to $19,325 in the three months ended September 30, 2020 from $44,849 in the comparable period in 2019.

Income Tax Provision/(Benefit). Income taxes decreased $66,320 to a benefit of $130,983 in the three months ended September 30, 2020 from a benefit of $64,663 in comparable period in 2019. The decrease was due to the decrease in income before income taxes of $623,830 to a loss of $868,031 in the three months ended September 30, 2020 from loss of $244,201 in the comparable period in 2019. See discussions above in “Results of Operations” section and Note 5 to the accompanying financial statements for additional explanation of the changes in the provision for income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended September 30, 2020, the Company did not have any material legal proceedings brought against it or its properties.

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

THE RESERVE PETROLEUM COMPANY (Registrant)

Date: November 16, 2020	/s/ Cameron R. McLain
Cameron R. McLain, Principal Executive Officer

Date: November 16, 2020	/s/ Lawrence R. Francis
Lawrence R. Francis Principal Financial Officer