Form 10-K
period 2020-12-31
RESERVE PETROLEUM CO
filed 2021-03-31
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $15,875,499, as computed by reference to the last reported sale which was on June 22, 2020.

As of March 18, 2021, there were 156,595 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Shareholders to be held on May 25, 2021, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following:

●

The Company’s future operating results will depend upon management’s ability to employ and retain quality employees, generate revenues and control expenses. Any decline in operating revenues, without a corresponding reduction in operating expenses, could have a material adverse effect on our business, results of operations and financial condition.

●

The Company has no significant long-term sales contracts for either oil or gas. For the most part, the price we receive for our product is based upon the spot market price, which in the past has experienced significant fluctuations. Management anticipates price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant uncertainty. In March and April 2020, oil prices dropped significantly, to their lowest levels in 21 years. These depressed oil prices resulted in a significant reduction of our revenues. To the extent oil and gas prices remain depressed or decline further, the Company’s results of operations and financial condition will continue to be adversely impacted.

●

Exploration costs have been a significant component of the Company’s capital expenditures in the past and are expected to remain so in the near term. Under the successful efforts method of accounting for oil and gas properties which the Company uses, these costs are capitalized if drilling is successful or charged to operating costs and expenses if unsuccessful. Estimating the amount of future costs which may relate to successful or unsuccessful drilling is extremely imprecise.

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the filing date of this Form 10-K. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2021 and any Current Reports on Form 8-K filed by the Company.

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

Oil and Natural Gas Properties

For a summary of certain data relating to the Company’s oil and gas properties, including production, undeveloped acreage, producing and dry wells drilled and recent activity, see Item 2, “Properties.” For a discussion and analysis of current and prior years’ revenue and related costs of oil and gas operations and a discussion of liquidity and capital resource requirements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Owned Mineral Property Management

The Company owns non-producing mineral interests in 256,684 gross acres equivalent to 88,282 net acres. These mineral interests are in ten different states in the north and south-central United States. A total of 81,148 (92%) net acres are in the states of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration for the Company in our exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue has resulted from our owned mineral property management. In 2020, $1,797,344 (45%) of oil and gas sales was from royalty interests versus $2,541,341 (39%) in 2019. As a result of our mineral ownership, the Company had royalty interests in 7 gross (0.10 net) wells, which were drilled and completed as producing wells in 2020. This resulted in an average royalty interest of 1.4% for these 7 new wells. The Company has very little control over the timing or extent of the operations conducted on our royalty interest properties. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways. The Company may participate as a working interest owner with a third party operator in the development of non-producing mineral interests, which it owns; with a joint interest operator, we may participate in drilling additional wells on our producing leaseholds; or if our exploration program, discussed below, results in a successful exploratory well, we may participate in the drilling of additional wells on the exploratory prospect. In 2020, the Company participated in the drilling of 7 development wells with 3 (0.42 net) completed as producers and 4 (0.13 net) in progress at the end of 2020.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2020, we participated in the drilling of 6 exploratory wells with 3 wells (0.42 net) completed as producers, 1 well (0.13 net) in progress at the end of 2020 and 2 wells (0.25 net) completed as dry holes.

For a summation of exploratory and development wells drilled in 2020 or planned for in 2021, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Update of Oil and Gas Exploration and Development Activity.”

Customers

In 2020, the Company had one customer whose total purchases were greater than 10% of revenues from oil and gas sales. Redland Resources, LLC’s purchases were $717,866 or 17% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price.

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

The Company does not operate any of the wells in which we have an interest; rather, we partner with companies that have the resources, staff and experience to operate wells both in the drilling and production phases. The Company uses its strong financial base and its mineral and leasehold acreage ownership, along with its own geologic and economic evaluations, to participate in drilling operations with these companies. This methodology allows us to participate in exploration and development activities we could not undertake on our own due to financial and personnel limits and allows us to maintain low overhead costs.

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

Environmental Protection and Climate Change

The Company may be, directly and indirectly, subject to the effects of climate change and may, directly or indirectly, be affected by government laws and regulations related to climate change. We cannot predict with any degree of certainty what effect, if any, climate change and government laws and regulations related to climate change will have on the Company and our business, whether directly or indirectly. While we believe that it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on our business, we believe that those laws and regulations may affect, directly or indirectly, (i) the costs associated with drilling and production operations in which we participate, (ii) the demand for oil and natural gas, (iii) insurance premiums, deductibles and the availability of coverage and (iv) the cost of utilities paid by the Company. In addition, climate change may increase the likelihood of property damage and the disruption of operation of wells in which we participate. As a result, our financial condition could be negatively impacted, but we are unable to determine at this time whether that impact would be material.

Other Business

See Item 8, Notes 2 and 7 to the accompanying financial statements for a discussion of other business including guarantees.

Employees

At December 31, 2020, the Company had seven employees including officers. See the Proxy Statement for additional information. During 2020, all our employees devoted a portion of their time to duties with affiliated companies, and we were reimbursed for the affiliates’ share of compensation directly from those companies. See Item 8, Note 12 to the accompanying financial statements for additional information.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal properties are oil and natural gas properties. We have interests in approximately 821 producing properties with 43% of them being working interest properties and the remaining 57% being royalty interest properties. About 80% of all properties are in Oklahoma and Texas and account for approximately 77% of our annual oil and gas sales. About 14% of the properties are in Arkansas, Kansas and South Dakota and account for approximately 21% of our annual oil and gas sales. The remaining 6% of these properties are in Colorado, Montana, Nebraska, New Mexico and West Virginia and account for about 2% of our annual oil and gas sales. No individual property provides more than 10% of our annual oil and gas sales. See discussion of revenues from Robertson County, Texas, royalty interest properties in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Operating Revenues” for additional information about significant properties.

OIL AND NATURAL GAS OPERATIONS

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 31 for working interest reserve quantity information.

Since January 1, 2020, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2019 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2019. Those reserve estimates were identical.

Production

The average sales price of oil and gas production for the Company’s royalty and working interests as well as the average working interest production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas are presented in the table below for the years ended December 31, 2020, 2019 and 2018. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil	Gas	Oil	Gas	Cost per
	Per Bbl	Per MCF	Per Bbl	Per MCF	Equivalent MCF
2020	$38.48	$1.95	$34.88	$1.69	$2.46
2019	$56.00	$2.53	$52.39	$1.99	$2.56
2018	$62.48	$2.93	$60.87	$2.79	$2.72

At December 31, 2020, the Company had working interests in 165 gross (21.00 net) wells producing primarily gas and 247 gross (26.29 net) wells producing primarily oil. These interests were in 63,433 gross (7,624 net) producing acres. These wells include 47 gross (1.61 net) wells associated with secondary recovery projects.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2020.

	Acreage
	Gross	Net
Non-producing Mineral Interests	256,684	88,282
Undeveloped Leaseholds	38,048	9,130

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled, in which the Company had a working interest for the years ended December 31, 2018 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. Net exploratory and development totals for 2020 include the 2 exploratory wells still drilling at the end of 2019. As indicated in the “Development Program” and “Exploration Program” on Page 4, 4 development wells and 1 exploratory well were still in progress at the time of this Form 10-K.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2020	0.42	0.25	0.42	---
2019	0.63	0.08	0.28	---
2018	0.18	0.24	0.68	---

Recent Activities

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Update of Oil and Gas Exploration and Development Activity” for a summary of recent activities related to oil and natural gas operations.

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

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid
03/31/19	$200	$187
06/30/19	$206	$193
09/30/19	$210	$194
12/31/19	$210	$190
03/31/20	$210	$110
06/30/20	$137	$111
09/30/20	$140	$122
12/31/20	$140	$126

There was limited public trading in the Company’s common stock in 2020 and 2019.

At March 18, 2021, the Company had 1,628 holders of record of its common stock. The Company paid dividends on its common stock in the amount of $5.00 per share in the second quarter of 2020 and $7.00 per share in the second quarter of 2019. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Financing Activities” section for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2021, if any, with the Board of Directors for its approval.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas. As a result, the price for oil decreased significantly. While oil prices have recovered significantly, there is still ongoing volatility in the market.

Our profitability has been and will likely continue to be significantly affected by this decreased demand and lower commodity price environment. The decline in commodity prices and our future estimated production levels could lead to additional material impairments of our long-lived assets, equity method investments and right-of-use assets. It is likely that additional impairments could be triggered if the COVID-19 pandemic leads to a continued and sustained reduction in global economic activity and demand for energy. We continue to evaluate all cash management strategies, maintaining conservative choices in short-term investments to protect cash reserves and liquidity.

Please refer to the financial statements and related notes in Item 8 of this Form 10-K to supplement this discussion and analysis.

Critical Accounting Estimates

●

Estimates of future revenues from oil and gas sales are derived from a combination of factors which are subject to significant fluctuation over any given period. Reserve estimates, by their nature, are subject to revision in the short-term. The evaluating engineer considers production performance data, reservoir data and geological data available to the Company, as well as makes estimates of production costs, sale prices and the time period the property can be produced at a profit. A change in any of the above factors can significantly change the timing and amount of net revenues from a property. The Company’s producing properties are composed of many small working interest and royalty interest properties. As a non-operating owner, we have limited access to the underlying data from which working interest reserve estimates are calculated. Estimates of royalty interest reserves are not made because the information required for the estimation is not available to the Company. While reserve estimates are not accounting estimates, they are the basis for impairment, depreciation, depletion and amortization described below. Additionally, the estimated economic life for each producing property from the reserve estimates is used in the calculation of asset retirement obligations.

●	Reserves relating to the Company’s proved properties may become uneconomic to produce resulting in impairment of proved properties.

●

The provisions for depreciation, depletion and amortization of oil and gas properties all constitute critical accounting estimates. Non-producing leaseholds are amortized over the life of the leases using a straight-line method; however, when leases are impaired or condemned, an appropriate adjustment to the provision is made at that time.

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

●

The Company has significant obligations to remove tangible equipment and facilities associated with oil and gas wells and to restore land at the end of oil and gas production operations. Removal and restoration obligations are most often associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires estimates and judgments because most of the removal obligations will take effect in the future. Additionally, these operations are subject to private contracts and government regulations that often have vague descriptions of what is required. Asset removal technologies and costs are constantly changing as are regulatory, political, environmental and safety considerations. Inherent in the present value calculations are numerous assumptions and judgments, including the ultimate removal cost amounts, inflation factors and discount rate.

●

The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations as well as the completion of complex calculations, including the determination of the Company’s percentage depletion deduction, if any. To calculate the exact excess percentage depletion allowance, a well-by-well calculation is and can only be performed at the end of each year. During interim periods, a high-level estimate is made considering historical data and current pricing. Although our management believes its income tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

LIQUIDITY AND CAPITAL RESOURCES

To supplement the following discussion, please refer to the balance sheets and the statements of cash flows included in this Form 10-K.

In 2020, as in prior years, the Company funded its business activity using internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale debt securities. When cash flows from operating activities are in excess of those needed for other business activities, the remaining balance is used to increase cash, cash equivalents and/or available-for-sale debt securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and/or available-for-sale debt securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. All the available-for-sale debt securities are U.S. Treasury Bills.

In 2020, net cash provided by operating activities was $1,105,337, net cash provided by investing activities was $13,129,088 and net cash applied to financing activities was $785,678.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Equity securities increased $1,991,407 (365%) to $2,536,482 in 2020 from $545,075 in 2019. The net increase is primarily due to a net increase in purchases of $1,577,032, unrealized gains of $296,920, which represent the change in the fair value of the securities from their original cost and $117,455 of 2020 realized gain on sales.

Refundable income taxes increased $108,205 (50%) to $218,204 from $109,999 in 2019, due primarily to a current tax benefit in 2020.

Accounts receivable decreased $174,220 (18%) to $794,162 in 2020 from $968,382 in 2019. The change was primarily due to changes in oil and gas sales receivables due to the current decreased pricing environment.

Notes receivable of $278,569 were issued in 2020, with none in 2019. See “Investing Activities” below for detail on notes receivable.

Accounts payable increased $91,286 (58%) to $248,054 in 2020 from $156,768 in 2019, due to timing of payables processing.

Discussion of Selected Material Line Items in Cash Flows.

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2020 and 2019. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

As noted above, net cash flows provided by operating activities in 2020 were $1,105,337, which, when compared to the $2,855,972 provided in 2019, represents a net decrease of $1,750,635. The decrease was mostly due to a decrease in oil and gas sales of $2,069,316 and a decrease of interest received of $259,679, offset by a decrease in production costs of $424,142 and income tax refunds net of taxes paid of $77,550 in 2020, compared to income taxes paid net of refunds of $163,443 in 2019. Additional discussion of the significant items follows.

The $2,069,316 (32%) decrease in cash received from oil and gas sales to $4,323,526 in 2020 from $6,392,842 in 2019 was the result of a decrease in oil and gas sales prices and a decrease in oil and gas sales volumes. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Interest received decreased $259,679 (55%) to $214,156 in 2020 from $473,835 in 2019. This decrease was the result of decreased interest rates on available-for-sale debt securities.

Investing Activities

Net cash provided by investing activities was $13,129,088 in 2020, from a net cash applied to investing activities of $4,287,328 in 2019. The 2020 amount was due to a net increase in the maturity of available-for-sale debt securities of $17,002,677 available-for-sale debt securities, offset by net equity securities purchases of $1,577,032, net property purchases of $1,517,255, notes receivable issued for $278,569 and a $500,733 increase in purchases of other investments.

The $278,569 in notes receivable discussed above are all receivable from Grand Woods, an equity investment. The notes are expected to be paid within the next year, either upon restructuring of financing agreements within the investment or upon the sale of property held by the investment. See Item 8, Note 7 to the accompanying financial statements for related disclosures and additional information regarding equity investments.

Financing Activities

Cash applied to financing activities decreased $1,473,127 (65%) to $785,678 in 2020 from $2,258,805 in 2019. Cash applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2020, cash dividends paid on common stock amounted to $783,078 as compared to $1,479,081 in 2019. Dividends of $5.00 per share were paid in 2020 compared to $7.00 per share paid in 2019. Dividends payable of $687,048 in 2019 represented net cash transferred to the Company’s transfer agent for payment and escheatment of past dividends. Cash applied to purchase treasury stock decreased $90,076 to $2,600 in 2020 from $92,676 in 2019.

Forward-Looking Summary

The Company’s latest estimate of business to be done beyond 2020 indicates the projected activity can be funded from cash flows from operations and other internal sources, including net working capital. The Company is engaged in exploratory drilling. If this drilling is successful, substantial development drilling may result. Also, should other exploration projects which fit the Company’s risk parameters become available or other investment opportunities become known, capital requirements may be more than the Company has available. If so, the Company could require external sources of financing.

RESULTS OF OPERATIONS

As disclosed in the statements of operations in Item 8 of this Form 10-K, in 2020 the Company had a net loss of $(1,956,255) as compared to net loss of $(266,763) in 2019. Net loss per share, basic and diluted, was $(12.49) in 2020, an increase of $10.79 per share from $(1.70) in 2019. Material line item changes in the statements of operations will be discussed in the following paragraphs.

Operating Revenues

Operating revenues decreased $2,546,191 (38%) to $4,082,098 in 2020 from $6,628,289 in 2019. Oil and gas sales decreased $2,495,988 (38%) to $3,995,074 in 2020 from $6,491,062 in 2019. Lease bonuses and other revenues decreased $50,203 (37%) to $87,024 in 2020 from $137,227 in 2019. The decrease in oil and gas sales is discussed in the following paragraphs.

The $2,495,988 decrease in oil and gas sales was the result of a $523,261 decrease in gas sales, a $1,918,842 decrease in oil sales and an $53,885 decrease in miscellaneous oil and gas product sales. The following price and volume analysis is presented to explain the changes in oil and gas sales from 2019 to 2020. Miscellaneous oil and gas product sales of $126,167 in 2020 and $180,052 in 2019 are not included in the analysis.

(in thousands, except		Variance
per Unit prices)
Production	2020	Price	Volume	2019
Gas –
MCF	712		(103)	815
$	$1,283	$(294)	$(229)	$1,806
Unit Price	$1.80	$(0.42)		$2.22
Oil –
Bbls	71		(13)	84
$	$2,586	$(1,234)	$(685)	$4,505
Unit Price	$36.28	$(17.31)		$53.59

The $523,261 (29%) decrease in natural gas sales to $1,283,011 in 2020 from $1,806,272 in 2019 was the result of a decrease in gas sales volumes and a decrease in the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales decreased $0.42 per MCF to $1.80 per MCF in 2020 from $2.22 per MCF in 2019, resulting in a negative gas price variance of $294,001. A negative volume variance of $229,259 was the result of a decrease in natural gas volumes sold of 103,270 MCF to 711,981 MCF in 2020 from 815,251 MCF in 2019.

The decrease in the volume of gas production was the net result of new 2020 production of about 3,800 MCF, offset by a decline of about 107,000 MCF in production from previous wells. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were not adequate to replace working interest reserves produced in 2020 or 2019.

The gas production for 2020 and 2019 includes production from about 100 royalty interest properties drilled by various operators in Robertson County, Texas. These properties accounted for approximately 196,000 MCF and $386,000 of the 2020 gas sales and approximately 233,000 MCF and $653,000 of the 2019 gas sales. These properties accounted for about 31% of the Company’s gas revenues in 2020 versus 34% in 2019. The Company has no control over the timing of future drilling on the acreage in which we hold mineral interests.

The $1,918,842 (43%) decrease in crude oil sales to $2,585,896 in 2020 from $4,504,738 in 2019 was the result of a decrease in the average price per barrel (Bbl) and a decrease in oil sales volumes. The average price received per Bbl of oil decreased $17.31 to $36.28 in 2020 from $53.59 in 2019, resulting in a negative oil price variance of $1,233,610. A decrease in oil sales volumes of 12,786 Bbls to 71,271 Bbls in 2020 from 84,057 Bbls in 2019 resulted in a negative volume variance of $685,232.

The decrease in the oil volume production was the net result of new 2020 production of about 8,000 Bbls, offset by a 21,000 Bbl decline in production from previous wells. As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were not adequate to replace working interest reserves produced in 2020 or 2019.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses decreased $395,872 (5%) to $7,237,873 in 2020 from $7,633,745 in 2019, primarily due to decreases in production and exploration expenses, offset by an increase in long-lived assets impairment. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs decreased $455,934 (20%) to $1,878,319 in 2020 from $2,334,253 in 2019. The decrease was the result of a $325,915 (20%) decrease in lease operating expense to $1,319,563 in 2020 from $1,645,478 in 2019 and a $124,136 (38%) decrease in gross production taxes to $206,671 in 2020 from $330,807 in 2019. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property, therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration and Development Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $1,268,387 in 2020 and $1,082,804 in 2019. See Item 8, Note 8 to the accompanying financial statements for a breakdown of these costs. Exploration and acquisition costs charged to operations were $161,288 in 2020 and $709,753 in 2019, inclusive of geological and geophysical costs of $64,898 in 2020 and $54,317 in 2019. Mineral acquisition costs were $19,805 in 2020 and $471,251 in 2019.

Update of Oil and Gas Exploration and Development Activity. For the year ended December 31, 2020, the Company participated in the drilling of 6 gross exploratory working interest wells (including 2 in progress at the end of 2019) and 7 gross development working interest wells, with working interests ranging from a high of 14% to a low of 3.2%. Of the 6 exploratory wells, 3 were completed as producing wells, 2 as dry holes and 1 was in progress. Of the 7 development wells, 3 were completed as producing wells and 4 were in progress.

The following is a summary as of March 18, 2021, updating both exploration and development activity from December 31, 2019, for the period ended December 31, 2020.

The Company is participating with its 14% interest in the acquisition of additional leasehold and exploratory drilling on a Creek County, Oklahoma 3-D seismic project. There are currently seven active prospects within the project. Exploratory wells were drilled on two of the prospects in 2019. The two wells were completed in 2020, one as a commercial oil producer and the other as a dry hole. Three development wells were drilled on the first prospect and all three were completed as commercial oil producers. Exploratory wells were drilled on two additional prospects with one completed as a commercial oil producer and the other as a marginal oil producer. Another development well and two more exploratory wells will be drilled starting in March 2021, with additional development drilling to follow. Leasehold costs for the period were $9,872 and additional capitalized costs were $162,654. Dry hole costs of $31,390 were written off to expense.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. Most of the acreage is underlain by a shallow heavy oil zone. The Company will participate with a 17.5% interest in the re-entry, completion and testing of a previously drilled test well on the prospect with the intention of conducting a thermal recovery pilot test.

The Company has been participating with a 13% interest in a 3-D seismic project covering approximately 35,000 acres in San Patricio County, Texas. Fourteen prospects have been identified and exploratory wells were successfully completed on two of these in 2019. Leasing is complete on six additional prospects. An exploratory well was drilled and completed on one of these, testing gas at a commercial rate. It is shut in awaiting pipeline construction. The Company is participating in the conversion of an abandoned producer to a saltwater disposal well that will handle water from all three existing wells and any future wells drilled in the area. Also, additional processing of the 3-D seismic data has been completed and additional well proposals are anticipated. Leasehold costs for the period were $40,175, additional capitalized costs were $223,428 and geophysical costs were $13,485.

The Company has been participating with a 50% interest in an attempt to develop oil prospects in the Permian Basin. The Company has acquired a 50% interest in 3,182 net acres of leasehold and three producing wells on a Nolan County, Texas prospect and is currently involved in efforts to sell a portion of its interest. Once sufficient interest has been placed, an exploratory horizontal well will be drilled on the prospect. Geological costs for the period were $51,413 and leasehold costs were $175,514.

The Company participated in an attempt to restore commercial production from a well that was drilled and completed in 2019 on a Murray County, Oklahoma prospect. The effort was unsuccessful, as was an attempt to re-complete in another zone. The well is under evaluation.

In August 2020, the Company purchased a 10.5% interest in 637.58 net acres of leasehold on a Lincoln County, Oklahoma prospect for $30,126. An exploratory well was drilled on the prospect and completed as a dry hole. Dry hole costs for the period were $21,378.

The Company is participating in the drilling of four horizontal development wells on fee minerals located in Kingfisher County, Oklahoma. The Company has a 3.2% working interest in three of the wells and a 3.5% working interest in the fourth. All four wells have been drilled with casing set and are scheduled for completion in April 2021. Prepaid costs for the period were $709,845, covering actual costs of $209,113.

The Company largely curtailed its exploration and development activity due to the historic collapse of oil prices in March and April 2020. It resumed drilling activity in the second half of the year with the improvement in the outlook for both oil and gas prices.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major DD&A components are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $36,872 in 2020 versus $928,524 in 2019.

As discussed in Item 8, Note 10 to the accompanying financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. Those assets meeting the first criterion are adjusted to estimated fair value. Evaluation for impairment was performed in both 2020 and 2019. The 2020 impairment loss was $2,517,873 and the 2019 impairment loss was $912,045.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation was $798,805 in 2020 and $997,043 in 2019. The provision includes $83,453 for 2020 and $88,816 for 2019 for the amortization of the asset retirement costs. See Item 8, Note 2 to the accompanying financial statements for additional information regarding the asset retirement obligation.

The provision for depreciation for other assets was $45,725 in 2020 and $30,559 in 2019.

Other Income, Net. See Item 8, Note 11 to the accompanying financial statements for an analysis of the components of this line item for 2020 and 2019. Other income, net increased $171,902 (28%) to $775,082 in 2020 from $603,180 in 2019. The line items responsible for this net increase are described below.

Net realized and unrealized gain on equity securities increased $323,906 (358%) to a net gain of $414,375 in 2020 from a net gain of $90,469 in 2019. Realized gains or losses result when an equity security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in equity securities owned at the reporting date to estimated fair value. In 2020, the Company had realized gains of $117,455 and unrealized gains of $296,920. In 2019, the Company had realized losses of $(10,778) and unrealized gains of $101,247.

Income from other investments increased $233,366 to $241,866 in 2020 from $8,500 in 2019, primarily resulting from a sale of property in OKC Industrial, LC.

Gains on asset sales increased $5,480 to $23,590 in 2020 from $18,110 in 2019.

Interest income decreased $372,452 (72%) to $147,867 in 2020 from $520,319 in 2019. This decrease was the result of a decrease in the average interest rate, an increase in the average balance of cash equivalents and a decrease in the average balance of available-for-sale debt securities from which most of the interest income is derived. The average interest rate decreased from 1.96% in 2019 to 0.72% in 2020. The average balance outstanding decreased $1,541,720 to $19,805,548 in 2020 from $21,347,268 in 2019.

Provision/(Benefit) for Income Taxes. In 2020, the Company had an estimated income tax benefit of $534,293 as the result of a deferred tax benefit of $348,738 and a current tax benefit of $185,555. In 2019, the Company had an estimated income tax benefit of $223,075 as the result of a deferred tax benefit of $292,906 and a current tax provision of $69,831. See Item 8, Note 6 to the accompanying financial statements for an analysis of the various components of income taxes and a discussion of the federal tax rate change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of The Reserve Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Reserve Petroleum Company (the Company) as of December 31, 2020 and 2019, the related statements of operation, stockholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the board of directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Properties – Oil and Natural Gas Reserve Quantities and Future Cash Flows Used to Determine Depletion and to Assess Impairment

Critical Audit Matter Description

To the Stockholders and the Board of Directors

of The Reserve Petroleum Company

As discussed in Notes 2, 9, and 10 to the financial statements, the Company's proved oil and natural gas properties are depleted using the units-of-production method on a property-by-property basis and is based primarily on estimates of proved reserve quantities. Additionally, the Company recognizes impairment of proved oil and natural gas properties on a property-by-property basis when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the property's carrying amount. The impairment loss is measured by comparing the fair value of the property to its carrying amount. The Company's oil and natural gas reserve quantities and the related future net cash flows required management to make significant estimates and assumptions. As a result of changing market conditions and commodity prices, assumptions can change from period to period, causing the estimates of proved reserves to change. The Company employs a petroleum engineer to estimate oil and natural gas reserves using generally accepted methods, calculation procedures and engineering data, and also engages an independent engineering firm to review the reasonableness of the Company's estimated reserves. Changes in these assumptions or engineering data could have a significant impact on reserve quantities and the amount of depletion and impairment recorded during a period. The proved oil and natural gas properties balance was $5,513,593 as of December 31, 2020, net of accumulated depreciation, depletion, amortization and valuation allowance. Related depreciation, depletion and amortization expense was $798,805 and impairment expense was $2,517,873 for the year ended December 31, 2020.

Given the significant judgments made by management, performing audit procedures to evaluate the Company's oil and natural gas reserve quantities and the related cash flows including management's estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address management's significant judgments and assumptions related to oil and natural gas reserve quantities and estimates of the future cash flows included the following, among others:

a.

Evaluated the experience, qualifications and objectivity of the Company's internal and external reservoir engineers, including the methodologies and calculation procedures used to estimate oil and natural gas reserves.

b.	Evaluated forecasted production by comparing to historical production and decline rates.
c.	Evaluated the future operating and capital cost assumptions used by the internal reservoir engineer to estimate future cash flows by comparing them to historical costs.
d.	Assessed management's estimated oil and natural gas prices by:
i.

Understanding the methodology used by management for development of the oil and natural gas prices used for assessing impairment and comparing the estimated prices to an independently determined range of prices, including published forward pricing indices and third-party industry sources.

ii.	Understanding the methodology used by management for development of the oil and natural gas prices used for calculating depletion and comparing the prices to average historical prices.
iii.	Evaluating the historical realized price differentials incorporated in the oil and natural gas prices.

/s/ HoganTaylor LLP

We have served as the Company's auditor since 2009.

Oklahoma City, Oklahoma

March 31, 2021

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 2)	$16,187,085	$2,738,338
Available-for-Sale Debt Securities (Notes 2, 5 & 9)	1,515,234	18,517,910
Equity Securities (Notes 2, 5 & 9)	2,536,482	545,075
Refundable Income Taxes	218,204	109,999
Accounts Receivable (Note 2)	794,162	968,382
Notes Receivable (Note 7)	278,569	---
Total Current Assets	21,529,736	22,879,704

Investments:
Equity Method Investments (Notes 2 & 7)	604,991	744,798
Other Investments (Notes 2 & 7)	2,415,399	1,898,347
Total Investments	3,020,390	2,643,145

Property, Plant and Equipment (Notes 2, 8, 9 & 10):
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,883,055	2,727,857
Proved Properties	55,095,961	54,451,862
Oil and Gas Properties, Gross	56,979,016	57,179,719

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(49,684,584)	(47,852,157)

Oil and Gas Properties, Net	7,294,432	9,327,562

Other Property and Equipment, at Cost	279,240	466,728

Less – Accumulated Depreciation	(96,532)	(279,892)

Other Property and Equipment, Net	182,708	186,836

Total Property, Plant and Equipment	7,477,140	9,514,398

Other Assets	120,445	687,048

Total Assets	$32,147,711	$35,724,295

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2020	2019
Current Liabilities:
Accounts Payable	$248,054	$156,768
Other Current Liabilities	15,443	25,243
Total Current Liabilities	263,497	182,011

Long-Term Liabilities:
Asset Retirement Obligation (Note 2)	1,810,729	1,821,527
Dividends Payable (Note 3)	119,546	676,148
Deferred Tax Liability, Net (Note 6)	568,627	917,365
Total Long-Term Liabilities	2,498,902	3,415,040
Total Liabilities	2,762,399	3,597,051

Commitments and Contingencies (Notes 2 & 7)

Stockholders’ Equity (Notes 3 & 4):
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	30,920,837	33,660,169
Stockholders’ Equity Before Treasury Stock	31,078,205	33,817,537

Less – Treasury Stock, at Cost	(1,692,893)	(1,690,293)

Total Stockholders’ Equity	29,385,312	32,127,244

Total Liabilities and Stockholders’ Equity	$32,147,711	$35,724,295

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Operating Revenues:
Oil and Gas Sales (Note 2)	$3,995,074	$6,491,062
Lease Bonuses and Other	87,024	137,227
Total Operating Revenues	4,082,098	6,628,289

Operating Costs and Expenses:
Production	1,878,319	2,334,253
Exploration	161,288	709,753
Depreciation, Depletion, Amortization and Valuation Provisions (Note 10)	3,399,275	2,868,171
General, Administrative and Other	1,798,991	1,721,568
Total Operating Costs and Expenses	7,237,873	7,633,745
Loss from Operations	(3,155,775)	(1,005,456)
Equity Loss in Investees (Note 7)	(109,855)	(87,562)
Other Income, Net (Note 11)	775,082	603,180
Loss Before Income Taxes	(2,490,548)	(489,838)
Income Tax Benefit (Notes 2 & 6)	534,293	223,075
Net Loss	$(1,956,255)	$(266,763)

Per Share Data (Note 2):
Net Loss, Basic and Diluted	$(12.49)	$(1.70)

Cash Dividends	$5.00	$7.00

Weighted Average Shares Outstanding, Basic and Diluted	156,595	156,769

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Year Ended December 31, 2020
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244
Net Loss	---	---	(1,956,255)	---	(1,956,255)
Dividends Declared	---	---	(783,077)	---	(783,077)
Purchase of Treasury Stock	---	---	---	(2,600)	(2,600)
Balance as of December 31, 2020	$92,368	$65,000	$30,920,837	$(1,692,893)	$29,385,312

Year Ended December 31, 2019
Balance as of December 31, 2018	$92,368	$65,000	$35,023,662	$(1,597,617)	$33,583,413
Net Loss	---	---	(266,763)	---	(266,763)
Dividends Declared	---	---	(1,096,730)	---	(1,096,730)
Purchase of Treasury Stock	---	---	---	(92,676)	(92,676)
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Provided by/(Applied to) Operating Activities:
Cash Received –
Oil and Gas Sales	$4,323,526	$6,392,842
Lease Bonuses and Other	87,024	137,227
Interest Received	214,156	473,835
Agricultural Rentals and Other	5,600	11,476
Dividends Received on Equity Securities	8,487	463
Cash Distributions from Equity Method Investments	49,500	49,500
Income Tax Refunds, Net of Income Taxes Paid	77,550	---
Cash Received from Class Action Lawsuits	4,699	---
Cash Paid –
Production Costs	(1,899,054)	(2,323,196)
General Suppliers, Employees and Taxes, Other than Income Taxes	(1,733,284)	(1,722,165)
Income Taxes Paid, Net of Income Tax Refunds	---	(163,443)
Interest Paid	(23,252)	---
Cash Paid to Equity Method Investments	(9,000)	---
Farm Expense and Other	(615)	(567)

Net Cash Provided by Operating Activities	1,105,337	2,855,972

Cash Provided by/(Applied to) Investing Activities:
Sale of Equity Securities	5,927,534	1,120,176
Purchase of Equity Securities	(7,504,566)	(1,120,724)
Maturity of Available-for-Sale Debt Securities	25,082,212	35,427,891
Purchase of Available-for-Sale Debt Securities	(8,079,535)	(37,696,386)
Proceeds from Disposal of Property, Plant and Equipment	16,418	21,515
Purchase of Property, Plant and Equipment	(1,533,673)	(2,083,991)
Cash Distributions from Other Investments	3,000	8,500
Purchase of Other Investments	(503,733)	(7,467)
Notes Receivable	(278,569)	43,158

Net Cash Provided by/(Applied to) Investing Activities	13,129,088	(4,287,328)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Applied to Financing Activities:
Dividends Paid	$(783,078)	$(1,479,081)
Dividends Payable to Stockholders	---	(687,048)
Purchase of Treasury Stock	(2,600)	(92,676)

Total Cash Applied to Financing Activities	(785,678)	(2,258,805)

Net Change in Cash and Cash Equivalents	13,448,747	(3,690,161)

Cash and Cash Equivalents at Beginning of Year	2,738,338	6,428,499

Cash and Cash Equivalents at End of Year	$16,187,085	$2,738,338

Reconciliation of Net Loss to Net Cash Provided by/(Applied to) Operating Activities:
Net Loss	$(1,956,255)	$(266,763)
Net Loss Increased (Decreased) by Net Change in –
Net Unrealized Holding Gains on Equity Securities	(296,920)	(101,247)
Realized (Gains)/Losses on Equity Securities	(117,455)	10,778
Accounts Receivable	107,932	(98,220)
Interest and Dividends Receivable	66,289	(19,854)
Refundable Income Taxes	(108,205)	(93,612)
Accounts Payable	50,692	10,460
Deferred Taxes	(348,738)	(292,906)
Other Liabilities	104,887	111,123
Changes in Equity Method and Other Investments	73,988	52,432
Cash Distribution from Equity Method Investments	49,500	49,500
Exploration Costs	109,749	744,446
Disposition of Property, Plant and Equipment	54,051	(29,520)
Depreciation, Depletion, Amortization and Valuation Provisions	3,315,822	2,779,355

Net Cash Provided by Operating Activities	$1,105,337	$2,855,972

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

Investments

Marketable Securities:

The Company classifies its debt and marketable equity securities in one of two categories: equity or available-for-sale. Equity securities are bought and held principally for the purposes of selling them in the near term. All other securities are classified as available-for-sale debt securities. Equity securities and available-for-sale debt securities are recorded at fair value. Unrealized gains and losses on equity securities are reported in current earnings. Unrealized gains and losses on available-for-sale debt securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the financial statements. There are no significant cumulative unrealized gains or losses on available-for-sale debt securities as of December 31, 2020 or 2019.

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

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month, as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the balance sheet. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the statements of operations are the result of estimated volumes and pricing for oil and gas products not yet received for the period. For the periods ending December 31, 2020 and 2019, that estimate represented approximately $232,860 and $366,148, respectively, of accrued oil and gas sales included in the statements of operations.

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

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Year Ended December 30,
	2020	2019
Oil Sales	$2,585,896	$4,504,738
Natural Gas Sales	1,283,011	1,806,272
Miscellaneous Oil and Gas Product Sales	126,167	180,052
	$3,995,074	$6,491,062

The Company recognizes revenue from lease bonuses when it has received an executed lease agreement with a third party transferring the rights to explore for and produce any oil or gas they may find within the terms of the lease, the payment has been collected and the Company has no obligation to refund the payment. The Company recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral properties being treated as income.

Property, Plant and Equipment

Oil and gas properties are accounted for on the successful efforts method. The acquisition, exploration and development costs of producing properties are capitalized. The Company has not historically had any capitalized exploratory drilling costs that are pending determination of reserves for more than one year. All costs relating to unsuccessful exploratory wells, geological and geophysical costs, delay rentals and abandoned properties are expensed. Lease costs related to unproved properties are amortized over the life of the lease and are assessed for impairment when indicators of impairment are present. Any impairment of value is charged to expense.

The Company assesses its proved oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Such events include, but are not limited to, declines in commodity prices, increases in operating costs, unfavorable reserve revisions, poor well performance, changes in development plans and potential property divestitures. The impairment test compares undiscounted future net cash flows to the assets’ net book value. These undiscounted cash flows are driven by significant assumptions, including the Company’s expected future development activity, reserve estimates, forecasted pricing, future operating costs, capital expenditures and severance taxes. If the net capitalized costs exceed undiscounted future net cash flows, then the cost of the property is written down to fair value utilizing a discounted future net cash flow analysis.

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

Other property and equipment are depreciated on the straight line, declining balance, or other accelerated method as appropriate.

The following estimated useful lives are used for property and equipment:

Office furniture and fixtures (in years)	5	to	10
Automotive equipment (in years)	5	to	8

Income Taxes

The Company utilizes an asset/liability approach to calculating deferred income taxes. Deferred income taxes are provided to reflect temporary differences in the basis of net assets and liabilities for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if a determination is made that it is more likely than not that some or all the deferred assets will not be realized based on the weight of all available evidence.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based upon the technical merits of the position. The Company will record the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with taxing authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions as of December 31, 2020 and 2019. The federal income tax returns for 2017, 2018 and 2019 are subject to examination. See Note 6 for discussion of income taxes.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2020 and 2019, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas and South Dakota. The Company had one purchaser in 2020 whose total purchases were 17% of total oil and gas sales and two purchasers in 2019 whose purchases were 27% of total oil and gas sales.

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk with respect to cash and cash equivalents.

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

Guarantees

At the inception of a guarantee or subsequent modification, the Company records a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company records a liability for its obligations when it becomes probable that the Company will have to perform under the guarantee. The Company has issued guarantees associated with the Company’s equity method investments. See Note 7 for discussion of equity investments.

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

The following table summarizes the asset retirement obligation for 2020 and 2019:

	2020	2019
Beginning balance at January 1	$1,821,527	$1,774,114
Liabilities incurred	---	44,994
Liabilities settled (wells sold or plugged)	(25,205)	(24,148)
Accretion expense	45,649	45,590
Revision to estimate	(31,242)	(19,023)
Ending balance at December 31	$1,810,729	$1,821,527

New Accounting Pronouncements

On January 16, 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The new ASU clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The ASU was effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyze whether the following apply in a given period: Exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.

The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: Franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.

The ASU was effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2019 financial statements have been reclassified to conform to the 2020 presentation. The amounts were not material to the financial statements and had no effect on previously reported net income.

Note 3 – DIVIDENDS PAYABLE

Dividends payable includes amounts that are due to stockholders whom the Company has been unable to locate, stockholders’ heirs pending ownership transfer documents, or uncashed dividend checks of other stockholders. Funds required to satisfy dividends payable are held in custody of the Company’s transfer agent and are included in Other Assets on the Company’s balance sheets.

Note 4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

		Shares of
	Shares	Treasury	Shares
	Issued	Stock	Outstanding
January 1, 2019, $.50 par value stock, 200,000 shares authorized	184,735	27,502	157,233
Purchase of stock	---	618	(618)

December 31, 2019, $.50 par value stock, 200,000 shares authorized	184,735	28,120	156,615
Purchase of stock	---	20	(20)

December 31, 2020, $.50 par value stock, 200,000 shares authorized	184,735	28,140	156,595

Note 5 – MARKETABLE SECURITIES

At December 31, 2020, available-for-sale debt securities, consisting entirely of U.S. government securities, are due within one year or less by contractual maturity.

For equity securities, in 2020 the Company recorded realized gains of $117,455 and unrealized gains of $296,920. In 2019 the Company recorded realized losses of $(10,778) and unrealized gains of $101,247.

Note 6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2020	2019
Assets:
Net Leasehold Impairment Reserves	$144,013	$257,389
Gas Balance Receivable	---	32,352
Long-Lived Asset Impairment	1,059,416	806,364
Deferred Geological and Geophysical Expense	13,073	17,087
Other	273,211	318,734
Total Assets	1,489,713	1,431,926

Liabilities:
Receivables	48,901	76,891
Intangible Drilling Costs	1,374,233	1,546,222
Depletion, Depreciation and Other	635,206	726,178
Total Liabilities	2,058,340	2,349,291
Net Deferred Tax Liability	$(568,627)	$(917,365)

The decrease in the deferred tax liability for 2020 reflected in the above table is primarily the result of the decrease in intangible drilling costs and an increase in long-lived asset impairment.

The following table summarizes the current and deferred portions of income tax expense:

	Year Ended December 31,
	2020	2019
Current Tax Provision/(Benefit):
Federal	$(185,731)	$68,198
State	176	1,633
Total Current Provision/(Benefit)	(185,555)	69,831
Deferred Tax Benefit	(348,738)	(292,906)
Total Benefit	$(534,293)	$(223,075)

The total income tax provision/(benefit) expressed as a percentage of income before income tax was 21% for 2020 and 46% for 2019. These amounts differ from the amounts computed by applying the statutory U.S. federal enacted income tax rate of 21% for 2020 and 2019 as summarized in the following reconciliation:

	Year Ended December 31,
	2020	2019
Computed Federal Tax Benefit	$(523,015)	$(102,866)
Increase (Decrease) in Tax from:
Allowable Depletion in Excess of Basis	---	(60,224)
Dividend Received Deduction	(891)	(4,443)
State Income Tax Provision/(Benefit)	176	(1,633)
Other	(10,563)	(53,909)
Income Tax Benefit	$(534,293)	$(223,075)
Effective Tax Rate	21%	46%

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

Note 7 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $35,000 for 2020 and 2019. The Company’s investment in Broadway totaled $142,917 and $157,911 at December 31, 2020 and 2019, respectively.

Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. Grand Woods owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,579,500 loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The loan matures May 23, 2021. The Company holds notes receivable of $278,569 from Grand Woods. The Company’s investment in Grand Woods totaled $179,615 and $316,384 at December 31, 2020 and 2019, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $550,000 loan for which a portion of the proceeds were used to build a speculative office building. The loan matures March 9, 2027. The Company’s investment in QSN totaled $282,459 and $270,503 at December 31, 2020 and 2019, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at December 31, 2020 and 2019.

Cloudburst International, Inc. (“Cloudburst”), with a 13.39% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,496,007 at December 31, 2020 and 2019.

Genlith, Inc. (“Genlith”), with a 1.8% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $500,000 at December 31, 2020.

Ocean’s NG, LLC (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for use of CNG. The Company’s investment in Ocean totaled $229,218 and $225,484 at December 31, 2020 and 2019, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 23 acres. The Company’s investment in OKC totaled $69,482 and $56,164 at December 31, 2020 and 2019, respectively.

Note 8 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

All the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2020	2019
Acquisition of Properties:
Unproved	$271,001	$513,309
Proved	---	231,000
Exploration Costs	413,779	970,994
Development Costs	854,608	111,810
Asset Retirement Obligation	---	1,823

Note 9 – FAIR VALUE MEASUREMENTS

The Company uses a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 – Unobservable inputs that reflect the Company’s own assumptions.

During 2020 and 2019, there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates.

At December 31, 2020 and 2019, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	2020
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2021	$	---	$1,515,234	$	---
Equity Securities –
Domestic Equities		1,506,514	---		---
International Equities		630,494	---		---
Others		399,474	---		---
		$2,536,482	$1,515,234	$	---

	2019
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2020	$	---	$18,517,910	$	---
Equity Securities –
Domestic Equities		364,171	---		---
International Equities		110,629	---		---
Others		70,275	---		---
		$545,075	$18,517,910	$	---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents non-recurring fair value liabilities. The fair value of the non-financial liabilities incurred was $0 in 2020 and $44,994 in 2019 and was calculated using Level 3 inputs. See Note 2 for more information about this liability and the inputs used for calculating fair value.

The fair value of oil and gas properties used in estimating impairment losses of $2,517,873 for 2020 and $912,045 for 2019 were based on Level 3 inputs. See Note 10 for the procedure used for calculating these expenses.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade and notes receivables, trade payables and dividends payable. As of December 31, 2020 and 2019, the historical cost of cash and cash equivalents, trade and notes receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $2,517,873 for 2020 and $912,045 for 2019 are included in the statements of operations in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments for 2020 and 2019 were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flows from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 11 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	2020	2019
Net Realized and Unrealized Gain on Equity Securities	$414,375	$90,469
Gains on Asset Sales	23,590	18,110
Interest Income	147,867	520,319
Agricultural Rental Income	5,600	11,476
Dividend Income	8,487	463
Income from Other Investments	241,866	8,500
Interest and Other Expenses	(66,703)	(46,157)
Other Income, Net	$775,082	$603,180

Note 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is affiliated by common management and ownership with Mesquite Minerals, Inc. (“Mesquite”), Mid-American Oil Company (“Mid-American”) and Lochbuie Limited Liability Company (“Lochbuie”). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite, Mid-American and Lochbuie.

Mesquite, Mid-American and Lochbuie share facilities and employees including executive officers with the Company. The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred in 2020 in the amount of $201,905 each by Mesquite, Mid-American and Lochbuie. Reimbursements in 2019 were $199,116 each by Mesquite, Mid-American and Lochbuie. Included in the 2020 amounts, Mesquite, Mid-American and Lochbuie each paid $126,245 for their share of salaries. In 2019, the share of salaries paid by Mesquite, Mid-American and Lochbuie was $135,778 each.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

	Year Ended December 31,
	2020	2019
Oil and Condensate (Bbls)
Proved Developed and Undeveloped Reserves:
Beginning of Year	331,162	363,198
Revisions of Previous Estimates	(65,821)	(4,587)
Extensions and Discoveries	---	9,383
Purchase of Reserves	---	19,219
Production	(43,546)	(56,051)
End of Year	221,795	331,162

Proved Developed Reserves:
Beginning of Year	314,932	326,752
End of Year	221,795	314,932

Gas (MCF)
Proved Developed and Undeveloped Reserves:
Beginning of Year	2,460,433	2,831,861
Revisions of Previous Estimates	(524,260)	(281,944)
Extensions and Discoveries	---	377,521
Purchase of Reserves	---	7,860
Production	(401,862)	(474,865)
End of Year	1,534,311	2,460,433

Proved Developed Reserves:
Beginning of Year	2,298,135	2,576,738
End of Year	1,534,311	2,298,135

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

Notes:

1.

Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 28,425 Bbls of oil and 304,749 MCF of gas for 2020 and 28,006 Bbls of oil and 340,386 MCF of gas for 2019.

2.

The preceding table sets forth estimates of the Company’s proved oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2020 and 2019. The Company engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

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

4.

The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2020 summary reserve report was tested by comparison to 2020 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

RELATING TO PROVED WORKING INTEREST

OIL AND GAS RESERVES

(Unaudited)

	At December 31,
	2020	2019
Future Cash Inflows	$9,701,762	$21,416,636
Future Production and Development Costs	(5,910,324)	(11,272,849)
Future Asset Retirement Obligation	(1,551,502)	(1,788,739)
Future Income Tax Expense	602,785	(294,018)
Future Net Cash Flows	2,842,721	8,061,030
10% Annual Discount for Estimated Timing of Cash Flows	(911,074)	(2,581,559)
Standardized Measure of Discounted Future Net Cash Flows	$1,931,647	$5,479,471

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2019 and 2020, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY

CHANGES IN STANDARDIZED MEASURE OF

DISCOUNTED FUTURE NET CASH FLOWS FROM

PROVED WORKING INTEREST RESERVE QUANTITIES

(Unaudited)

	Year Ended December 31,
	2020	2019
Standardized Measure, Beginning of Year	$5,479,471	$7,860,726
Sales and Transfers, Net of Production Costs	(652,984)	(1,836,618)
Net Change in Sales and Transfer Prices, Net of Production Costs	(3,294,788)	(1,962,275)
Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	---	816,539
Revisions of Quantity Estimates	(499,405)	(259,068)
Accretion of Discount	1,020,164	1,020,105
Purchases of Reserves in Place	---	318,332
Net Change in Income Taxes	655,408	276,171
Net Change in Asset Retirement Obligation	(56,447)	1,823
Changes in Production Rates (Timing) and Other	(719,772)	(756,264)
Standardized Measure, End of Year	$1,931,647	$5,479,471

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements and provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers, Section 16(a) Beneficial Ownership Reporting Compliance, the Company’s Code of Ethics, Corporate Governance and any other information called for by this item is incorporated by reference to the Proxy Statement.

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

See Item 8, Note 12 to Financial Statements. Information regarding the independence of our directors and other information called for by this Item is incorporated by reference to the Proxy Statement.

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

3.2	Amended By-Laws dated November 16, 2004, are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 31, 2006.

4.1*	Description of Company’s common securities registered under Section 12 of the Exchange Act.

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

Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Jerry L. Crow
Kyle L. McLain (Chairman of the Board)	Jerry L. Crow (Director)
March 31, 2021	March 31, 2021

/s/ Robert L. Savage	/s/ William M. Smith
Robert L. Savage (Director)	William M. Smith (Director)
March 31, 2021	March 31, 2021