Form 10-Q
period 2021-03-31
RESERVE PETROLEUM CO
filed 2021-05-17
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 7, 2021, 156,583 shares of the registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2021	2020
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$17,126,644	$16,187,085
Available-for-Sale Debt Securities	---	1,515,234
Equity Securities	2,931,339	2,536,482
Refundable Income Taxes	314,875	218,204
Accounts Receivable	800,090	794,162
Notes Receivable	278,569	278,569

Total Current Assets	21,451,517	21,529,736

Investments:
Equity Method Investments	616,076	604,991
Other Investments	2,415,399	2,415,399

Total Investments	3,031,475	3,020,390

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,981,299	1,883,055
Proved Properties	55,290,626	55,095,961

Oil and Gas Properties, Gross	57,271,925	56,979,016

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(49,847,652)	(49,684,584)

Oil and Gas Properties, Net	7,424,273	7,294,432

Other Property and Equipment, at Cost	609,240	279,240

Less – Accumulated Depreciation	(107,185)	(96,532)

Other Property and Equipment, Net	502,055	182,708

Total Property, Plant and Equipment	7,926,328	7,477,140

Other Assets	106,646	120,445

Total Assets	$32,515,966	$32,147,711

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2021	2020
	(Unaudited)

Current Liabilities:
Accounts Payable	$187,085	$248,054
Other Current Liabilities	24,656	15,443

Total Current Liabilities	211,741	263,497

Long-Term Liabilities:
Asset Retirement Obligation	1,822,084	1,810,729
Dividends Payable	106,646	119,546
Deferred Tax Liability, Net	732,302	568,627

Total Long-Term Liabilities	2,661,032	2,498,902

Total Liabilities	2,872,773	2,762,399

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	31,180,303	30,920,837

Stockholders’ Equity Before Treasury Stock	31,337,671	31,078,205

Less – Treasury Stock, at Cost	(1,694,478)	(1,692,893)

Total Stockholders’ Equity	29,643,193	29,385,312

Total Liabilities and Stockholders’ Equity	$32,515,966	$32,147,711

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Operating Revenues:
Oil and Gas Sales	$1,600,454	$1,196,262
Lease Bonuses and Other	---	82,221

Total Operating Revenues	1,600,454	1,278,483

Operating Costs and Expenses:
Production	526,559	550,567
Exploration	16,190	43,465
Depreciation, Depletion, Amortization and Valuation Provisions	245,125	1,526,004
General, Administrative and Other	573,671	452,125

Total Operating Costs and Expenses	1,361,545	2,572,161

Income/(Loss) from Operations	238,909	(1,293,678)

Equity Income/(Loss) in Investees	1,085	(35,200)

Other Income, Net	86,944	20,811

Income/(Loss) Before Income Taxes	326,938	(1,308,067)

Income Tax Provision/(Benefit):
Current	(96,203)	180,310
Deferred	163,675	(346,421)

Total Income Tax Provision/(Benefit)	67,472	(166,111)

Net Income/(Loss)	$259,466	$(1,141,956)

Per Share Data:
Net Income/(Loss), Basic and Diluted	$1.66	$(7.29)

Weighted Average Shares Outstanding, Basic and Diluted	156,583	156,615

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Three Months Ended March 31, 2021
Balance as of December 31, 2020	$92,368	$65,000	$30,920,837	$(1,692,893)	$29,385,312
Net Income/(Loss)	---	---	259,466	---	259,466
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	(1,585)	(1,585)
Balance as of March 31, 2021	$92,368	$65,000	$31,180,303	$(1,694,478)	$29,643,193

Three Months Ended March 31, 2020
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244
Net Income/(Loss)	---	---	(1,141,956)	---	(1,141,956)
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	---	---
Balance as of March 31, 2020	$92,368	$65,000	$32,518,213	$(1,690,293)	$30,985,288

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net Cash Provided by Operating Activities	$408,694	$689,907

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	1,515,234	6,499,519
Purchase of Available-for-Sale Debt Securities	---	(6,564,302)
Proceeds from Disposal of Property, Plant and Equipment	---	10,898
Purchase of Property, Plant and Equipment	(637,236)	(54,238)
Purchase of Equity Method and Other Investments	(10,000)	(12,415)
Sale of Equity Securities	700,602	292,677
Purchase of Equity Securities	(1,036,150)	(355,881)

Net Cash Provided by/(Applied to) Investing Activities	532,450	(183,742)

Cash Applied to Financing Activities:
Purchase of Treasury Stock	(1,585)	---

Total Cash Applied to Financing Activities	(1,585)	---

Net Change in Cash and Cash Equivalents	939,559	506,165

Cash and Cash Equivalents, Beginning of Period	16,187,085	2,738,338

Cash and Cash Equivalents, End of Period	$17,126,644	$3,244,503

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 1 – BASIS OF PRESENTATION

In these notes the term “Company” refers to The Reserve Petroleum Company and its consolidated wholly owned subsidiary, Trinity Water Services, LLC, an Oklahoma limited liability company formed in March 2021 to provide initial capital, including the purchase of water well drilling equipment and startup costs, for a joint venture with TWS South, LLC, a Texas limited liability company. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of The Reserve Petroleum Company and its subsidiaries, after elimination of all material intercompany balances and transactions.

The accompanying balance sheet as of December 31, 2020, which has been derived from audited financial statements, the unaudited interim consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (hereinafter, the “2020 Form 10-K”).

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Reclassifications

Certain amounts in the 2020 financial statements have been reclassified to conform to the 2021 presentation. The amounts were not material to the financial statements and had no effect on previously reported net income.

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the consolidated statements of operations are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the three months ended March 31, 2021 and 2020, that estimate represented approximately $426,160 and $177,935, respectively, of oil and gas sales included in the consolidated statements of operations.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended
	March 31,
	2021	2020
Oil Sales	$989,228	$834,593
Natural Gas Sales	550,836	320,854
Miscellaneous Oil and Gas Product Sales	60,390	40,815
	$1,600,454	$1,196,262

Note 3 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended
	March 31,
	2021	2020
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$70,722	$(69,968)
Gain on Asset Sales	---	6,685
Interest Income	7,097	80,116
Dividend Income	19,653	129
Income from Other Investments	---	13,548
Interest and Other Expenses	(10,528)	(9,699)
Other Income, Net	$86,944	$20,811

Note 4 –  EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was approximately $8,700 during the three months ended March 31, 2021 and 2020. The Company’s investment in Broadway 68 totaled $152,902 and $142,917 at March 31, 2021 and December 31, 2020, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $10,000 at March 31, 2021. At March 31, 2021, the Company had a $990,000 commitment to fund its remaining investment in Broadway 72. Subsequent to March 31, 2021, Broadway 72 executed the purchase of the building resulting in the Company funding the additional $990,000 investment.

Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. Grand Woods owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,579,500 loan for which the proceeds were used to purchase a portion of the undeveloped real estate acreage. The loan matures May 23, 2021. The Company holds notes receivable of $278,569 from Grand Woods. The Company’s investment in Grand Woods totaled $163,874 and $179,615 at March 31, 2021 and December 31, 2020, respectively.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $550,000 loan for which a portion of the proceeds were used to build a speculative office building. The loan matures March 9, 2027. The Company’s investment in QSN totaled $289,300 and $282,459 at March 31, 2021 and December 31, 2020, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at March 31, 2021 and December 31, 2020.

Cloudburst International, Inc. (“Cloudburst”), with an 13.39% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,496,007 at March 31, 2021 and December 31, 2020.

Genlith, Inc. (“Genlith”), with a 1.8% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $500,000 at March 31, 2021 and December 31, 2020.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean is developing an underground Compressed Natural Gas (“CNG”) storage and delivery system for retail sales of CNG. The Company’s investment in Ocean totaled $229,218 at March 31, 2021 and December 31, 2020.

OKC Industrial Properties (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 23 acres. The Company’s investment in OKC totaled $69,482 at March 31, 2021 and December 31, 2020.

Note 5 – PROVISION FOR INCOME TAXES

In 2021 and 2020, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2020	$1,810,729
Liabilities incurred for new wells (net of revisions)	---
Liabilities settled (wells sold or plugged)	---
Revision to estimate	401
Accretion expense	10,954
Balance at March 31, 2021	$1,822,084

Note 7 – FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates.

At March 31, 2021 and December 31, 2020, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2021
	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2021	$	---	$	---	$	---
Equity Securities:
Domestic Equities		1,814,951		---		---
International Equities		570,493		---		---
Others		545,895		---		---
		$2,931,339	$	---	$	---

	December 31, 2020
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2021	$	---	$1,515,234	$	---
Equity Securities:
Domestic Equities		1,506,514	---		---
International Equities		630,494	---		---
Others		399,474	---		---
		$2,536,482	$1,515,234	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the three months ended March 31, 2020 was $4,206, with none in 2021, and was calculated using Level 3 inputs. See Note 6 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the quarter ended March 31, 2020 was $1,312,328, with none in 2021. This also represents non-recurring fair value expense calculated using Level 3 inputs. See Note 8 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and dividends payable. At March 31, 2021 and December 31, 2020, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 8 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaled $1,312,328 for the quarter ended March 31, 2020, with none in 2021, and are included in the statements of operation in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 9 – NEW ACCOUNTING PRONOUNCEMENTS

See the “New Accounting Pronouncements” disclosures on page 25 of the 2020 Form 10-K. There were no other accounting pronouncements issued or that have become effective since December 31, 2020.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the 2020 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 3 of the 2020 Form 10-K.

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

Financial Conditions and Results of Operations

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas. As a result, the price for oil decreased significantly. While oil prices have recovered to pre-pandemic levels, world demand has not and there is still ongoing volatility in the market.

Our profitability has been and will likely continue to be significantly affected by this volatility. A decline in commodity prices and our future estimated production levels could lead to additional material impairments of our long-lived assets, equity method investments and right-of-use assets. It is likely that additional impairments could be triggered if the COVID-19 pandemic leads to a continued and sustained reduction in global economic activity and demand for energy. We continue to evaluate all cash management strategies, maintaining conservative choices in short-term investments to protect cash reserves and liquidity.

Liquidity and Capital Resources

Please refer to the Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2021, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operations of $408,694. The Company had maturities of available-for-sale debt securities of $1,515,234 and sales of equity securities of $700,602 for total cash provided by investing activities of $2,215,836. The Company utilized cash for the purchase of property of $637,236, purchase of equity method investments of $10,000 and purchase of equity securities of $1,036,150 for total cash applied of $1,683,386. Cash and cash equivalents increased $939,559 (6%) to $17,126,644.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2020. A discussion of these items follows.

Equity securities increased $394,857 (16%) to $2,931,339 as of March 31, 2021 from $2,536,482 at December 31, 2020. The increase was the result of $335,548 in net purchases, a $4,008 decrease in the equity securities’ market value and a $63,317 net gain from these securities.

Refundable income taxes increased $96,671 (44%) to $314,875 as of March 31, 2021 from $218,204 at December 31, 2020.

Accounts payable decreased $60,969 (25%) to $187,085 as of March 31, 2021 from $248,054 at December 31, 2020 due to timing differences in the processing of accounts payable.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $408,694 in the three months ended March 31, 2021, a decrease of $281,213 (41%) from the comparable period in 2020 of $689,907. For more information see “Operating Revenues” and “Other Income, Net” below.

Cash applied to the purchase of property additions in the three months ended March 31, 2021 was $637,236, an increase of $582,998 from cash applied in the comparable period in 2020 of $54,238. For 2021, cash applied to property additions related to oil and gas exploration and development activity was $307,236 and $330,000 was related to equipment purchases. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to the purchase of equity securities in the three months ended March 31, 2021 was $1,036,150, compared to $355,881 in the comparable period in 2020. Cash provided by the sale of equity securities in the three months ended March 31, 2021 was $700,602, compared to $292,677 in the comparable period in 2020. The Company is increasing equity securities as part of a strategy to offset the loss of interest income in the depressed available-for-sale debt securities environment.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2020 Form 10-K would not be representative of the Company’s current position.

Results of Operations

Net income increased $1,401,422 to a net income of $259,466 in the three months ended March 31, 2021 from a net loss of $(1,141,956) in the comparable period in 2020. Net income/(loss) per share, basic and diluted, increased $8.95 to a net income per share of $1.66 in the three months ended March 31, 2021 from a net loss per share of $(7.29) in the comparable period in 2020.

A discussion of revenue from oil and gas sales and other significant line items in the consolidated statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $404,192 (34%) to $1,600,454 in the three months ended March 31, 2021 from $1,196,262 in 2020. Of the $404,192 increase, crude oil sales increased $154,365; natural gas sales increased $229,982; and miscellaneous oil and gas product sales increased $19,575.

The $154,635 (19%) increase in oil sales to $989,228 in the three months ended March 31, 2021 from $834,593 in the comparable period in 2020 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 1,460 Bbls to 18,841 Bbls in the three months ended March 31, 2021, resulting in a positive volume variance of $70,109 compared to the comparable period in 2020. The average price per Bbl increased $4.48 to $52.50 per Bbl in the three months ended March 31, 2021, resulting in a positive price variance of $84,526 compared to the comparable period in 2020.

The $229,982 (72%) increase in gas sales to $550,836 in the three months ended March 31, 2021 from $320,854 in the comparable period in 2020 was the result of a decrease in the volume sold and an increase in the average price per thousand cubic feet (MCF). The volume of gas sold decreased 7,877 MCF to 181,820 MCF in the three months ended March 31, 2021 from 189,687 MCF in the comparable period in 2020, for a negative volume variance of $(13,312). The average price per MCF increased $1.34 to $3.03 per MCF in the three months ended March 31, 2021 from $1.69 per MCF in the comparable period in 2020, resulting in a positive price variance of $243,294.

Sales from the Robertson County, Texas royalty interest properties provided approximately 24% of the Company’s gas sales volumes for the three months ended March 31, 2021 and 28% of the gas sales volumes for the comparable period in 2020. See discussion on page 11 of the 2020 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 12% of the Company’s gas sales volumes for the three months ended March 31, 2021 and about 11% of the gas sales volumes for the comparable period in 2020.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products increased $19,575 (48%) to $60,390 in the three months ended March 31, 2021 from $40,815 in the comparable period in 2020.

The Company received no lease bonuses in the three months ended March 31, 2021 for leases on its owned minerals compared to $82,221 in the comparable period in 2020.

Operating Costs and Expenses. Operating costs and expenses decreased $1,210,616 (47%) to $1,361,545 in the three months ended March 31, 2021 from $2,572,161 in the comparable period in 2020. The decrease was primarily due to the significant impairments in the 2020 period.

Production Costs. Production costs decreased $24,008 (4%) to $526,559 in the three months ended March 31, 2021 from $550,567 in the comparable period in 2020. This decrease was primarily the result of a decrease of $67,171 in lease operating expense, offset by an increase of $32,093 in production tax and an increase of $10,952 in hauling and compression expenses.

Exploration Costs. Total exploration expense decreased $27,275 (63%) to $16,190 in the three months ended March 31, 2021 from $43,465 in the comparable period in 2020.

The following is a summary as of May 7, 2021, updating both exploration and development activity from December 31, 2020, for the period ended March 31, 2021.

The Company is participating with its 14% interest in drilling on a Creek County, Oklahoma 3-D seismic project. At the start of 2021 there were six active prospects within the project. An exploratory well was drilled on one of the prospects and completed as a dry hole. A development well was drilled on another prospect and a completion is in progress. An additional exploratory well and four additional development wells are expected to be drilled starting in May 2021. Prepaid costs for the period were $35,978.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. Most of the acreage is underlain by a shallow heavy oil zone. The Company is participating with a 17.5% interest in the re-entry, completion and testing of a previously drilled test well on the prospect with the intention of conducting a thermal recovery pilot test. Prepaid costs for the period were $26,722.

The Company has been participating with a 13% interest in a 3-D seismic project covering approximately 35,000 acres in San Patricio County, Texas. At the start of 2021 there were six active prospects within the project. An exploratory well was drilled and completed on one of these in 2020, testing gas at a commercial rate. It is shut in awaiting pipeline construction. The Company is participating in the conversion of an abandoned producer to a saltwater disposal well that will handle water from this well and two other previously drilled producers on the project, and any future wells drilled in the area. Additional exploratory well proposals are anticipated in 2021. Prepaid costs for the period were $28,578.

The Company has been participating with a 50% interest in the development of a Nolan County, Texas prospect. The Company and its partner have acquired 3,182 net acres of leasehold and three producing wells on the prospect and are currently involved in efforts to sell a portion of their interest. Once sufficient interest has been placed, an exploratory horizontal well will be drilled on the prospect. Geological costs for the period were $11,250 and capitalized costs were $222,714.

The Company is participating in the completion of four horizontal development wells that were drilled in 2020 on fee minerals located in Kingfisher County, Oklahoma. The Company has a 3.2% working interest in three of the wells and a 3.5% working interest in the fourth. Actual costs of $2,543 for the period were offset by prepaid costs from 2020 for a net capitalized amount of $0.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $1,280,879 (84%) to $245,125 in the three months ended March 31, 2021 from $1,526,004 in the comparable period in 2020. The decrease was from long-lived asset impairments in the 2020 period of $1,312,328 due to historically low oil futures prices at March 31, 2020.

General, Administrative and Other (G&A). G&A increased $121,546 (27%) to $573,671 in the three months ended March 31, 2021from $452,125 in the comparable period in 2020. The increase was primarily due to accounting services and consulting costs related to implementation of new accounting software.

Other Income, Net. Other Income, Net increased $66,133 to $86,944 in the three months ended March 31, 2021 from $20,811 in the comparable period in 2020. See Note 3 to the accompanying consolidated financial statements for the various components of Other Income, Net.

Income Tax Provision. In the three months ended March 31, 2021, the Company had an estimated income tax provision of $67,472 as the result of a deferred tax provision of $163,675 and a current tax benefit of $96,203. In the comparable period in 2020, the Company had an estimated income tax benefit of $166,111 as the result of a deferred tax benefit of $346,421 and a current tax provision of $180,310. See Note 5 to the accompanying consolidated financial statements for additional information on income taxes.

Off-Balance Sheet Arrangement

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, LLC, an Oklahoma limited liability company, Broadway Seventy-Two, LLC, an Oklahoma limited liability company, Grand Woods Development, LLC, an Oklahoma limited liability company, and QSN Office Park, LLC, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment. For more information about these entities and the related off-balance sheet arrangements, see Note 4 to the accompanying consolidated financial statements.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2021, the Company did not have any material legal proceedings brought against it or its properties.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 17, 2021	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: May 17, 2021	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer