Form 10-Q
period 2021-06-30
RESERVE PETROLEUM CO
filed 2021-08-16
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 6, 2021, 156,561 shares of the Registrant’s $0.50 par value common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2021	2020
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$3,380,512	$16,187,085
Available-for-Sale Debt Securities	---	1,515,234
Equity Securities	15,456,539	2,536,482
Refundable Income Taxes	87,404	218,204
Accounts Receivable	816,708	794,162
Notes Receivable	344,326	278,569

Total Current Assets	20,085,489	21,529,736

Investments:
Equity Method Investments	1,604,976	604,991
Other Investments	2,375,053	2,415,399

Total Investments	3,980,029	3,020,390

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,975,737	1,883,055
Proved Properties	56,062,159	55,095,961

Oil and Gas Properties, Gross	58,037,896	56,979,016

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(50,590,461)	(49,684,584)

Oil and Gas Properties, Net	7,447,435	7,294,432

Other Property and Equipment, at Cost	657,820	279,240

Less – Accumulated Depreciation	(98,894)	(96,532)

Other Property and Equipment, Net	558,926	182,708

Total Property, Plant and Equipment	8,006,361	7,477,140

Other Assets	549,053	120,445

Total Assets	$32,620,932	$32,147,711

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2021	2020
	(Unaudited)

Current Liabilities:
Accounts Payable	$126,445	$248,054
Other Current Liabilities	48,467	15,443

Total Current Liabilities	174,912	263,497

Long-Term Liabilities:
Asset Retirement Obligation	1,833,038	1,810,729
Dividends Payable	549,053	119,546
Deferred Tax Liability, Net	563,317	568,627

Total Long-Term Liabilities	2,945,408	2,498,902

Total Liabilities	3,120,320	2,762,399

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	31,040,582	30,920,837

Stockholders’ Equity Before Treasury Stock	31,197,950	31,078,205

Less – Treasury Stock, at Cost	(1,697,338)	(1,692,893)

Total Stockholders’ Equity	29,500,612	29,385,312

Total Liabilities and Stockholders’ Equity	$32,620,932	$32,147,711

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues:
Oil and Gas Sales	$1,486,844	$600,631	$3,087,298	$1,796,893
Lease Bonuses and Other	9,000	---	9,000	82,221
Service Revenues	75,477	---	75,477	---

Total Operating Revenues	1,571,321	600,631	3,171,775	1,879,114

Operating Costs and Expenses:
Production	487,414	387,729	1,013,973	938,296
Exploration	12,957	31,705	29,147	75,170
Depreciation, Depletion, Amortization and Valuation Provisions	148,389	90,920	393,514	1,616,924
General, Administrative and Other	617,255	436,878	1,190,926	889,003

Total Operating Costs and Expenses	1,266,015	947,232	2,627,560	3,519,393

Income/(Loss) from Operations	305,306	(346,601)	544,215	(1,640,279)

Equity Loss in Investees	(1,100)	(3,314)	(15)	(38,514)
Other Income, Net	389,291	271,691	476,235	292,502

Income/(Loss) Before Income Taxes	693,497	(78,224)	1,020,435	(1,386,291)

Income Tax Provision/(Benefit):
Current	219,311	(166,101)	123,108	14,209
Deferred	(168,985)	16,009	(5,310)	(330,412)

Total Income Tax Provision/(Benefit)	50,326	(150,092)	117,798	(316,203)

Net Income/(Loss)	$643,171	$71,868	$902,637	$(1,070,088)

Per Share Data
Net Income/(Loss), Basic and Diluted	$4.11	$0.46	$5.77	$(6.83)

Cash Dividends Declared and/or Paid	$5.00	$5.00	$5.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted	156,567	156,615	156,567	156,615

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Three Months Ended June 30, 2021
Balance as of March 31, 2021	$92,368	$65,000	$31,180,303	$(1,694,478)	$29,643,193
Net Income	---	---	643,171	---	643,171
Dividends Declared	---	---	(782,892)	---	(782,892)
Purchase of Treasury Stock	---	---	---	(2,860)	(2,860)
Balance as of June 30, 2021	$92,368	$65,000	$31,040,582	$(1,697,338)	$29,500,612

Three Months Ended June 30, 2020
Balance as of March 31, 2020	$92,368	$65,000	$32,518,213	$(1,690,293)	$30,985,288
Net Income	---	---	71,868	---	71,868
Dividends Declared	---	---	(783,077)	---	(783,077)
Purchase of Treasury Stock	---	---	---	---	---
Balance as of June 30, 2020	$92,368	$65,000	$31,807,004	$(1,690,293)	$30,274,079

Six Months Ended June 30, 2021
Balance as of December 31, 2020	$92,368	$65,000	$30,920,837	$(1,692,893)	$29,385,312
Net Income	---	---	902,637	---	902,637
Dividends Declared	---	---	(782,892)	---	(782,892)
Purchase of Treasury Stock	---	---	---	(4,445)	(4,445)
Balance as of June 30, 2021	$92,368	$65,000	$31,040,582	$(1,697,338)	$29,500,612

Six Months Ended June 30, 2020
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244
Net Loss	---	---	(1,070,088)	---	(1,070,088)
Dividends Declared	---	---	(783,077)	---	(783,077)
Purchase of Treasury Stock	---	---	---	---	---
Balance as of June 30, 2020	$92,368	$65,000	$31,807,004	$(1,690,293)	$30,274,079

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

Net Cash Provided by Operating Activities	$874,504	$793,023

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	1,515,234	18,517,910
Purchase of Available-for-Sale Debt Securities	---	(6,564,302)
Proceeds from Disposal of Property, Plant and Equipment	22,000	10,898
Purchase of Property, Plant and Equipment	(903,903)	(164,641)
Purchase of Equity Method and Other Investments	(1,200,337)	(12,415)
Sale of Equity Securities	1,063,813	973,112
Purchase of Equity Securities	(13,390,547)	(926,170)

Net Cash Provided by/(Applied to) Investing Activities	(12,893,740)	11,834,392

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(782,892)	(783,077)
Purchase of Treasury Stock	(4,445)	---

Total Cash Applied to Financing Activities	(787,337)	(783,077)

Net Change in Cash and Cash Equivalents	(12,806,573)	11,844,338

Cash and Cash Equivalents, Beginning of Period	16,187,085	2,738,338

Cash and Cash Equivalents, End of Period	$3,380,512	$14,582,676

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Reclassifications

Certain amounts in the 2020 financial statements have been reclassified to conform to the 2021 presentation. The amounts were not material to the consolidated financial statements and had no effect on previously reported net income.

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the consolidated statements of operations are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the six months ended June 30, 2021 and 2020, that estimate represented approximately $395,331 and $82,497, respectively, of oil and gas sales included in the consolidated statements of operations.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Oil Sales	$1,028,216	$352,231	$2,017,443	$1,186,824
Natural Gas Sales	405,809	229,176	956,645	550,030
Miscellaneous Oil and Gas Product Sales	52,819	19,224	113,210	60,039
	$1,486,844	$600,631	$3,087,298	$1,796,893

Note 3 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Realized and Unrealized Gain on Equity Securities	$527,439	$219,357	$598,160	$149,389
Gain/(Loss) on Asset Sales	(193,055)	7,269	(193,055)	13,953
Interest Income	6,061	55,785	13,158	135,902
Agricultural Rental Income	5,600	---	5,600	---
Dividend Income	62,774	107	82,426	236
Income from Other Investments	---	---	---	13,548
Interest and Other Expenses	(19,528)	(10,827)	(30,054)	(20,526)
Other Income, Net	$389,291	$271,691	$476,235	$292,502

Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $17,400 during the six months ended June 30, 2021 and 2020. The Company’s investment in Broadway totaled $163,315 and $142,917 at June 30, 2021 and December 31, 2020, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $994,572 at June 30, 2021.

Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. Grand Woods owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,579,500 development loan that matures November 23, 2021. The Company holds notes receivable of $344,255 from Grand Woods. The Company’s investment in Grand Woods totaled $159,663 and $179,615 at June 30, 2021 and December 31, 2020, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $1,100,000 development loan that matures July 15, 2023 and 20% of a $550,000 construction loan that matures March 9, 2027. The Company’s investment in QSN totaled $287,426 and $282,459 at June 30, 2021 and December 31, 2020, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at June 30, 2021 and December 31, 2020.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 and $1,496,007 at June 30, 2021 and December 31, 2020, respectively.

Genlith, Inc. (“Genlith”), with a 1.8% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $500,000 at June 30, 2021 and December 31, 2020.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean developed underground Compressed Natural Gas (“CNG”) storage and delivery systems for retail sales of CNG. In May 2021, due to a shift in demand of CNG, Ocean entered into an agreement to sell existing patents. The Company’s share of that sale was $5,520, which resulted in a loss of $223,698 on the investment. The Company’s investment in Ocean totaled $0 and $229,218 at June 30, 2021 and December 31, 2020, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 23 acres. The Company’s investment in OKC totaled $69,482 at June 30, 2021 and December 31, 2020.

VCC Smarter Firms Investment, LLC (“VCC Smarter Firms”), with a 5.63% ownership, was acquired in May 2021. VCC Smarter Firms serves as a special purpose investment vehicle to hold an investment in Smarter Firms, Inc. (“Smarter Firms”). Smarter Firms provides SaaS integrated analytics and advanced reporting solutions for law firms. The Company’s investment in VCC Smarter Firms totaled $20,000 at June 30, 2021.

VCC Homebase Investment, LLC (“VCC Homebase”), with a 7.29% ownership, was acquired in June 2021. VCC Homebase serves as a special purpose investment vehicle to hold an investment in Homebase, LLC (“Homebase”). Homebase is a smart apartment solution connecting buildings with future ready access control, internet, and property management. The Company’s investment in VCC Homebase totaled $100,337 at June 30, 2021.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2020	$1,810,729
Liabilities incurred for new wells (net of revisions)	---
Liabilities settled (wells sold or plugged)	---
Revision to estimate	402
Accretion expense	21,907
Balance at June 30, 2021	$1,833,038

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

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates. At June 30, 2021 and December 31, 2020, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2021
	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$13,212,319	$	---	$	---
International Equities	1,660,430		---		---
Others	583,790		---		---
	$15,456,539	$	---	$	---

	December 31, 2020
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S. Treasury Bills Maturing in 2021	$	---	$1,515,234	$	---
Equity Securities:
Domestic Equities		1,506,514	---		---
International Equities		630,494	---		---
Others		399,474	---		---
		$2,536,482	$1,515,234	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the six months ended June 30, 2020 was $4,206, with none in 2021 and was calculated using Level 3 inputs. See Note 6 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the six months ended June 30, 2020 was $1,312,328, with none in 2021. This also relates to non-recurring fair value expenses calculated using Level 3 inputs. See Note 8 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At June 30, 2021 and December 31, 2020, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 8 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. There were no impairments recorded in the three months ended June 30, 2021 or 2020. Impairment losses totaled $1,312,328 for the six months ended June 30, 2020, with none in 2021, and are included in the consolidated statements of operations in the line item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 9 – NEW ACCOUNTING PRONOUNCEMENTS

See the “New Accounting Pronouncements” disclosures on page 25 of the 2020 Form 10-K. There were no other accounting pronouncements issued or that have become effective since December 31, 2020.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.

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

Financial Conditions and Results of Operations

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas. As a result, the price for oil decreased significantly. While oil prices have recovered, there is still ongoing volatility in world demand in the market.

Our profitability has been and will likely continue to be significantly affected by this volatility. A decline in commodity prices and our future estimated production levels could lead to additional material impairments of our long-lived assets, equity method investments and right-of-use assets. It is likely that additional impairments could be triggered if the COVID-19 pandemic leads to a reduction in global economic activity and demand for energy. We continue to evaluate all cash management strategies, maintaining conservative choices in short-term investments to protect cash reserves and liquidity.

Liquidity and Capital Resources

Please refer to the Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2021, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operations of $874,504, cash provided by the maturities of available-for-sale debt securities of $1,515,234, sales of equity securities and investments of $1,063,813 and cash provided by property dispositions of $22,000 for total cash provided of $3,475,551. The Company utilized cash for property additions of $903,903, the purchase of equity securities and investments of $14,590,884 and financing activities of $787,337 for cash applied of $16,282,124. Cash and cash equivalents decreased $12,806,573 (79%) to $3,380,512 due to a shift in the Company cash management and investment strategy.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2020. A discussion of these items follows.

Equity securities increased $12,920,057 (509%) to $15,456,539 as of June 30, 2021 from $2,536,482 at December 31, 2020. The increase was the result of $12,326,734 in net purchases and a $593,323 net increase in the equity securities’ market value.

Refundable income taxes decreased $130,800 (60%) to $87,404 as of June 30, 2021 from $218,204 at December 31, 2020.

Notes receivable increased $65,757 (24%) to $344,326 as of June 30, 2021 from $278,569 at December 31, 2020. The increase was the result of added notes receivable to Grand Woods, LLC (“Grand Woods”), an equity method investee. See Note 4 to the accompanying financial statements for additional information about Grand Woods.

Accounts payable and other current liabilities decreased $88,585 (34%) to $174,912 as of June 30, 2021 from $263,497 at December 31, 2020, primarily due to timing differences in the processing of accounts payable and other current liabilities.

Discussion of Significant Changes in the Condensed Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $874,504 in the six months ended June 30, 2021, an increase of $81,481 (10%) from the comparable period in 2020 of $793,023. For more information see “Operating Revenues” and “Other Income” below.

Cash applied to the purchase of property additions in 2021 was $903,903 in the six months ended June 30, 2021, an increase of$739,262 from cash applied in the comparable period in 2020 of $164,641. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events, or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2020 Form 10-K would not be representative of the Company’s current position.

Results of Operations – Six Months Ended June 30, 2021

Net income/(loss) increased $1,972,725 to a net income of $902,637 in the six months ended June 30, 2021 from net loss of $(1,070,088) in the comparable period in 2020. Net income/(loss) per share, basic and diluted, increased $12.60 to net income per share of $5.77 in the six months ended June 30, 2021 from net loss of $(6.83) per share in the comparable period in 2020.

A discussion of revenue from oil and gas sales and other significant line items in the consolidated statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $1,290,405 (72%) to $3,087,298 in 2021 from $1,796,893 in 2020. This was due to increases in crude oil sales of $830,619, natural gas sales of $406,615 and sales of miscellaneous products of $53,171.

The $830,619 (70%) increase in oil sales to $2,017,443 in the six months ended June 30, 2021 from $1,186,824 in the comparable period in 2020 was the net result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 2,881 Bbls to 36,041 Bbls in the six months ended June 30, 2021, resulting in a positive volume variance of $103,094. The average price per Bbl increased $20.19 to $55.98 per Bbl in the six months ended June 30, 2021 from $35.79 per Bbl in the comparable period in 2020, resulting in a positive price variance of $727,525.

The $406,615 (74%) increase in gas sales to $956,645 in the six months ended June 30, 2021 from $550,030 in the comparable period in 2020 was the result of a decrease in the volume sold and an increase in the average price per thousand cubic feet (MCF). The volume of gas sold decreased 22,229 MCF to 323,101 MCF in the six months ended June 30, 2021 from 345,330 MCF in the comparable period in 2020, for a negative volume variance of $35,343. The average price per MCF increased $1.37 to $2.96 per MCF in the six months ended June 30, 2021 from $1.59 per MCF in the comparable period in 2020, resulting in a positive price variance of $441,958.

Sales from the Robertson County, Texas royalty interest properties provided approximately 28% of the Company’s gas sales volumes for the six months ended June 30, 2021 and 26% of the gas sales volumes for the comparable period in 2020. See discussion on page 10 of the 2020 Form 10-K under the subheading “Operating Revenues” for more information about these properties. Sales from Arkansas working interest properties provided approximately 13% of the Company’s gas sales volumes for the six months ended June 30, 2021 and approximately 11% of the gas sales volumes for the comparable period in 2020.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous products were $113,210 in the six months ended June 30, 2021 compared to $60,039 in the comparable period in 2020.

The Company received lease bonuses of $9,000 in the six months ended June 30, 2021 for leases on its owned minerals with $82,221 in the comparable period in 2020.

Operating Costs and Expenses. Operating costs and expenses decreased $891,833 (25%) to $2,627,560 in the six months ended June 30, 2021 from $3,519,393 in the comparable period in 2020. Material line item changes are discussed and analyzed in the following paragraphs.

Production Costs increased $75,677 (8%) in the six months ended June 30, 2021 to $1,013,973 from $938,296 in the comparable period in 2020. The increase was the result of an increase in gross production taxes and transportation costs of $78,784, offset by decreases in lease operating expense and other costs of $3,107.

Exploration Costs decreased $46,023 (61%) to $29,147 in the six months ended June 30, 2021 from $75,170 in the comparable period in 2020. The decrease was the result of a $26,135 decrease in dry hole, plugging and abandonment costs, as well as a decrease of $19,888 in geological, geophysical and other costs.

The following is a summary as of August 6, 2021, updating both exploration and development activity from December 31, 2020, for the period ended June 30, 2021.

The Company is participating with its 14% interest in drilling on a Creek County, Oklahoma 3-D seismic project. At the start of 2021 there were six active prospects within the project. An exploratory well was drilled on one of the prospects and completed as a dry hole. A total of five development wells were drilled on two other prospects. One well was completed as a commercial oil producer, two have completions in progress and two are awaiting completion. An additional exploratory well is expected to be drilled in the third quarter. Capitalized costs for the period were $180,830. Dry hole costs of $14,650 were written off to expense.

The Company owns a 35% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. Most of the acreage is underlain by a shallow heavy oil zone. The Company is participating with a 17.5% interest in the re-entry, completion and testing of a previously drilled test well on the prospect with the intention of conducting a thermal recovery pilot test. Capitalized costs for the period were $26,798.

The Company has been participating with a 13% interest in a 3-D seismic project covering approximately 35,000 acres in San Patricio County, Texas. At the start of 2021, there were six active prospects within the project. An exploratory well was drilled and completed on one of these in 2020, testing gas at a commercial rate. It has been shut in awaiting pipeline construction, which is now in progress. The Company participated in the re-completion of another well and is participating in the conversion of an abandoned producer to a saltwater disposal well. Additional exploratory well proposals are anticipated in 2021. Capitalized costs for the period were $33,325.

The Company has been participating with a 50% interest in the development of a Nolan County, Texas prospect. The Company and its partner have acquired 3,182 net acres of leasehold and three producing wells on the prospect and are currently involved in efforts to sell a portion of their interest. Once sufficient interest has been placed, an exploratory horizontal well is expected to be drilled on the prospect. Geological costs for the period were $22,500 and capitalized costs were $222,185.

The Company participated in the completion of four horizontal development wells that were drilled in 2020 on fee minerals located in Kingfisher County, Oklahoma. The Company has a 3.2% working interest in three of the wells and a 3.5% working interest in the fourth. All four wells were completed as commercial oil and gas producers. Actual costs of $337,687 for the period were offset by prepaid costs from 2020.

The Company has entered into an agreement to purchase the working interest properties of Mid-American Oil Company, an affiliated company, for $500,469 plus adjustments effective July 1, 2021. The Company already owns working interests in almost all of these properties. The purchase is expected to take place in August 2021.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $1,223,410 (76%) to $393,514 in the six months ended June 30, 2021 from $1,616,924 in the comparable period in 2020. This was primarily due to the $1,312,328 long-lived assets impairment in the comparable period in 2020.

General, Administrative and Other (G&A). G&A increased $301,923 (34%) to $1,190,926 in the six months ended June 30, 2021 from $889,003 in the comparable period in 2020. The increase was primarily due to expenses of approximately $108,000 related to costs in new consolidated entities and costs related to the implementation of new accounting software in 2021.

Other Income, Net. This line item increased $183,733 (63%) to $476,235 in the six months ended June 30, 2021 from $292,502 in the comparable period in 2020. See Note 3 to the accompanying financial statements for the analysis of the various components of this line item.

Income Tax Provision/(Benefit). Income tax benefit decreased $434,001 to a tax provision of $117,798 in the six months ended June 30, 2021 from a tax benefit of $(316,203) in the comparable period in 2020. Of the 2021 tax provision, estimated current tax expense was $123,108 and estimated deferred tax credit was $5,310. Of the 2020 income tax benefit, the estimated current tax expense was $14,209 and the estimated deferred tax credit was $(330,412). See Note 5 to the accompanying financial statements for additional information on income taxes.

Results of Operations – Three Months Ended June 30, 2021

Net income increased $571,303 to $643,171 in the three months ended June 30, 2021 from $71,868 in the comparable period in 2020. The material changes in the results of operations, which caused the increase in net income, are discussed below.

Operating Revenues. Revenues from crude oil and natural gas sales increased $886,213 (148%) to $1,486,844 in the three months ended June 30, 2020 from $600,631 in the comparable period in 2020. This was due to increases in crude oil sales of $675,985, natural gas sales of $176,633 and sales of miscellaneous products of $31,595.

The $675,985 (192%) increase in oil sales to $1,028,216 in the three months ended June 30, 2021 from $352,231 in the comparable period in 2020 was the net result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 1,420 Bbls to 17,199 Bbls in the three months ended June 30, 2021, resulting in a positive volume variance of $31,709. The average price per Bbl increased $37.46 to $59.78 per Bbl in the three months ended June 30, 2021 from $22.32 per Bbl in the comparable period in 2020, resulting in a positive price variance of $644,276.

The $176,633 (77%) increase in gas sales to $405,809 in the three months ended June 30, 2021 from $229,176 in the comparable period in 2020 was the result of a decrease in the volume sold and an increase in the average price per thousand cubic feet (MCF). The volume of gas sold decreased 14,352 MCF to 141,281 MCF in the three months ended June 30, 2021 from 155,633 MCF in the comparable period in 2020, for a negative volume variance of $21,134. The average price per MCF increased $1.40 to $2.87 per MCF in the three months ended June 30, 2021 from $1.47 per MCF in the comparable period in 2020, resulting in a positive price variance of $197,767.

Operating Costs and Expenses. Operating costs and expenses increased $318,783 (34%) to $1,266,015 in the three months ended June 30, 2021 from $947,232 in the comparable period in 2020. This was mostly due to an increase in production costs of $99,685 and an increase in G&A expense of $180,377, an increase in the Depreciation, Depletion, Amortization and Valuation provision of $57,469, and a decrease in exploration costs of $18,748. There were no long-lived assets impairments for the three months ended June 30, 2021 or June 30, 2020. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2020 Form 10-K for a description of the impairment loss calculation.

Other Income, Net. This line item increased $117,600 (43%) to $389,291 in the three months ended June 30, 2021 from $271,691 in the comparable period in 2020. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of other income, net.

Income Tax Provision/(Benefit). Income tax benefit decreased $200,418 to a tax provision of $50,326 in the three months ended June 30, 2021 from a tax benefit of $(150,092) in the comparable period in 2020. See discussion above in “Item 2.” and Note 5 to the accompanying consolidated financial statements for a discussion of the changes in the provision for income taxes.

There were no additional material changes between the quarters, which were not covered in the discussion in “Item 2.” above, for the six months ended June 30, 2021.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2021, the Company was not party to, and its properties were not subject to, any material legal proceedings.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are exhibits to this Form 10-Q. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 16, 2021	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 16, 2021	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer