Form 10-Q
period 2021-09-30
RESERVE PETROLEUM CO
filed 2021-11-15
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 5, 2021, 156,561 shares of the Registrant’s $0.50 par value common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2021	2020
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$3,089,866	$16,187,085
Available-for-Sale Debt Securities	---	1,515,234
Equity Securities	15,318,738	2,536,482
Refundable Income Taxes	117,515	218,204
Accounts Receivable	1,369,320	794,162
Notes Receivable	344,326	278,569

Total Current Assets	20,239,765	21,529,736

Investments:
Equity Method Investments	1,515,263	604,991
Other Investments	2,751,458	2,415,399

Total Investments	4,266,721	3,020,390

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,904,231	1,883,055
Proved Properties	57,183,462	55,095,961

Oil and Gas Properties, Gross	59,087,693	56,979,016

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(50,805,169)	(49,684,584)

Oil and Gas Properties, Net	8,282,524	7,294,432

Other Property and Equipment, at Cost	669,724	279,240

Less – Accumulated Depreciation	(122,070)	(96,532)

Other Property and Equipment, Net	547,654	182,708

Total Property, Plant and Equipment	8,830,178	7,477,140

Other Assets	119,031	120,445

Total Assets	$33,455,695	$32,147,711

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2021	2020
	(Unaudited)

Current Liabilities:
Accounts Payable	$152,178	$248,054
Other Current Liabilities	168,418	15,443

Total Current Liabilities	320,596	263,497

Long-Term Liabilities:
Asset Retirement Obligation	2,211,214	1,810,729
Dividends Payable	119,031	119,546
Deferred Tax Liability, Net	661,523	568,627

Total Long-Term Liabilities	2,991,768	2,498,902

Total Liabilities	3,312,364	2,762,399

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	31,683,301	30,920,837

Stockholders’ Equity Before Treasury Stock	31,840,669	31,078,205

Less – Treasury Stock, at Cost	(1,697,338)	(1,692,893)

Total Stockholders’ Equity	30,143,331	29,385,312

Total Liabilities and Stockholders’ Equity	$33,455,695	$32,147,711

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021	2020
Operating Revenues:
Oil and Gas Sales		$3,236,728		$1,196,134	$6,324,026	$2,993,027
Lease Bonuses and Other		803		803	9,803	83,024
Service Revenues		(38,570)		---	36,907	---

Total Operating Revenues		3,198,961		1,196,937	6,370,736	3,076,051

Operating Costs and Expenses:
Production		800,888		432,403	1,814,861	1,370,699
Exploration		430,855		77,803	460,002	152,973
Depreciation, Depletion, Amortization and Valuation Provisions		556,993		1,253,044	950,507	2,869,968
General, Administrative and Other		510,009		376,855	1,700,935	1,265,858

Total Operating Costs and Expenses		2,298,745		2,140,105	4,926,305	5,659,498

Income/(Loss) from Operations		900,216		(943,168)	1,444,431	(2,583,447)

Equity Loss in Investees		(64,963)		(19,325)	(64,978)	(57,839)
Other Income/(Loss), Net		(99,454)		94,462	376,781	386,964

Income/(Loss) Before Income Taxes		735,799		(868,031)	1,756,234	(2,254,322)

Income Tax Provision/(Benefit):
Current		(5,125)		(202,801)	117,983	(188,592)
Deferred		98,205		71,818	92,895	(258,594)

Total Income Tax Provision/(Benefit)		93,080		(130,983)	210,878	(447,186)

Net Income/(Loss)		$642,719		$(737,048)	$1,545,356	$(1,807,136)

Per Share Data
Net Income/(Loss), Basic and Diluted		$4.10		$(4.71)	$9.87	$(11.54)

Cash Dividends Declared and/or Paid	$	---	$	---	$5.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted		156,561		156,615	156,567	156,615

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Three Months Ended September 30, 2021
Balance as of June 30, 2021	$92,368	$65,000	$31,040,582	$(1,697,338)	$29,500,612
Net Income	---	---	642,719	---	642,719
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	---	---
Balance as of September 30, 2021	$92,368	$65,000	$31,683,301	$(1,697,338)	$30,143,331

Three Months Ended September 30, 2020
Balance as of June 30, 2020	$92,368	$65,000	$31,807,004	$(1,690,293)	$30,274,079
Net Loss	---	---	(737,048)	---	(737,048)
Dividends Declared	---	---	---	---	---
Purchase of Treasury Stock	---	---	---	---	---
Balance as of September 30, 2020	$92,368	$65,000	$31,069,956	$(1,690,293)	$29,537,031

Nine Months Ended September 30, 2021
Balance as of December 31, 2020	$92,368	$65,000	$30,920,837	$(1,692,893)	$29,385,312
Net Income	---	---	1,545,356	---	1,545,356
Dividends Declared	---	---	(782,892)	---	(782,892)
Purchase of Treasury Stock	---	---	---	(4,445)	(4,445)
Balance as of September 30, 2021	$92,368	$65,000	$31,683,301	$(1,697,338)	$30,143,331

Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244
Net Loss	---	---	(1,807,136)	---	(1,807,136)
Dividends Declared	---	---	(783,077)	---	(783,077)
Purchase of Treasury Stock	---	---	---	---	---
Balance as of September 30, 2020	$92,368	$65,000	$31,069,956	$(1,690,293)	$29,537,031

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Net Cash Provided by Operating Activities	$2,443,204	$909,778

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	1,515,234	25,082,211
Purchase of Available-for-Sale Debt Securities	---	(8,079,535)
Proceeds from Disposal of Property, Plant and Equipment	18,490	15,012
Purchase of Property, Plant and Equipment	(2,281,064)	(1,441,743)
Sale of Equity Method and Other Investments	24,750	24,750
Purchase of Equity Method and Other Investments	(1,596,742)	(512,415)
Sale of Equity Securities	1,775,217	1,431,144
Purchase of Equity Securities	(14,208,971)	(1,467,038)

Net Cash Provided by/(Applied to) Investing Activities	(14,753,086)	15,052,386

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(782,892)	(783,077)
Purchase of Treasury Stock	(4,445)	---

Total Cash Applied to Financing Activities	(787,337)	(783,077)

Net Change in Cash and Cash Equivalents	(13,097,219)	15,179,087

Cash and Cash Equivalents, Beginning of Period	16,187,085	2,738,338

Cash and Cash Equivalents, End of Period	$3,089,866	$17,917,425

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 1 – BASIS OF PRESENTATION

In these notes the term “Company” refers to The Reserve Petroleum Company and its consolidated wholly owned subsidiary, Trinity Water Services, LLC, an Oklahoma limited liability company formed in March 2021 to provide initial capital, including the purchase of water well drilling equipment and startup costs, for a joint venture with TWS South, LLC, a Texas limited liability company. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of The Reserve Petroleum Company and its subsidiary, after elimination of all material intercompany balances and transactions.

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

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the consolidated statements of operations are the result of estimated volumes and pricing for oil and natural gas product produced and sold, but for which proceeds have not yet been received for the period. For the nine months ended September 30, 2021 and 2020, that estimate represented $695,964 and $288,799, respectively, of oil and natural gas sales included in the consolidated statements of operations.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Oil Sales	$2,307,344	$766,035	$4,324,787	$1,952,859
Natural Gas Sales	733,317	397,623	1,689,962	947,653
Miscellaneous Oil and Gas Product Sales	196,067	32,476	309,277	92,515
	$3,236,728	$1,196,134	$6,324,026	$2,993,027

Note 3 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$(256,894)	$85,724	$341,267	$235,113
Gain/(Loss) on Asset Sales	8,249	5,072	(184,806)	19,025
Interest Income	5,421	9,380	18,579	145,282
Agricultural Rental Income	---	5,600	5,600	5,600
Dividend Income	138,591	79	221,017	315
Income from Other Investments	---	---	---	13,548
Interest and Other Miscellaneous
Income/Expenses	5,179	(11,393)	(24,876)	(31,919)

Other Income/(Loss), Net	$(99,454)	$94,462	$376,781	$386,964

Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $26,084 during the nine months ended September 30, 2021 and 2020. The Company’s investment in Broadway 68 totaled $140,084 and $142,917 at September 30, 2021 and December 31, 2020, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $989,916 at September 30, 2021.

Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. Grand Woods owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,579,500 development loan (“the Loan”) that matures on November 23, 2021. The intent of the Grand Woods investment manager and investors is that upon the November 23, 2021 maturity, new terms will extend the loan until such time a sale of property is transacted and proceeds from the sale of the property can be used to reduce or eliminate the loan. The Company does not anticipate the need to perform on the guarantee of the loan prior to a sale of property. The Company also holds notes receivable of $344,326 from Grand Woods, which are subordinate to the loan and will be paid upon the sale of property and payment of the loan. The Company’s investment in Grand Woods totaled $100,828 and $179,615 at September 30, 2021 and December 31, 2020, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $1,100,000 development loan that matures July 15, 2023 and 20% of a $550,000 construction loan that matures March 9, 2027. The Company’s investment in QSN totaled $284,435 and $282,459 at September 30, 2021 and December 31, 2020, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $80,377 at September 30, 2021 and December 31, 2020.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 and $1,496,007 at September 30, 2021 and December 31, 2020, respectively.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $500,000 at September 30, 2021 and December 31, 2020.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean developed underground Compressed Natural Gas (“CNG”) storage and delivery systems for retail sales of CNG. In May 2021, due to a shift in demand of CNG, Ocean entered into an agreement to sell existing patents. The Company’s share of that sale was $5,520, which resulted in a loss of $223,698 on the investment. The Company’s investment in Ocean totaled $0 and $229,218 at September 30, 2021 and December 31, 2020, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 23 acres. The Company’s investment in OKC totaled $69,482 at September 30, 2021 and December 31, 2020.

VCC Accern Investment, LLC (“VCC Accern”), with a 9.9% ownership, was acquired in September 2021. VCC Accern serves as a special purpose investment vehicle to hold an investment in Accern Corporation (“Accern”). Accern is a SaaS, no-code artificial intelligence (“AI”) platform that enables customers to build enterprise AI applications without having to write code or develop complex AI algorithms. The Company’s investment in VCC Accern totaled $50,458 at September 30, 2021.

VCC Homebase Investment, LLC (“VCC Homebase”), with a 7.29% ownership, was acquired in June 2021. VCC Homebase serves as a special purpose investment vehicle to hold an investment in Homebase, LLC (“Homebase”). Homebase is a smart apartment solution connecting buildings with future ready access control, internet, and property management. The Company’s investment in VCC Homebase totaled $100,337 at September 30, 2021.

Victorum BHR2 Investment, LLC (“BHR2”), with a 16.3% ownership, was acquired in August 2021. BHR2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BHR2 totaled $300,754 at September 30, 2021.

VCC Mamenta Investment, LLC (“VCC Mamenta”), with a 4.17% ownership, was acquired in July 2021. VCC Mamenta serves as a special purpose investment vehicle to hold an investment in Mamenta, Inc. (“Mamenta”). Mamenta is a SaaS global commerce platform enabling brands and retailers from any country to expand internationally through a software, data management, and pre-connected multi-channel commerce network. The Company’s investment in VCC Mamenta totaled $45,193 at September 30, 2021.

Note 5 – PROVISION FOR INCOME TAXES

In 2021 and 2020, the effective tax rate differed from the statutory rate, primarily because of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2020	$1,810,729
Liabilities incurred for new wells (net of revisions)	384,227
Liabilities settled (wells sold or plugged)	(17,005)
Revision to estimate	402
Accretion expense	32,861
Balance at September 30, 2021	$2,211,214

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

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates. At September 30, 2021 and December 31, 2020, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2021
	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$12,907,084	$	---	$	---
International Equities	1,874,031		---		---
Others	537,623		---		---
	$15,318,738	$	---	$	---

	December 31, 2020
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S. Treasury Bills Maturing in 2021	$	---	$1,515,234	$	---
Equity Securities:
Domestic Equities		1,506,514	---		---
International Equities		630,494	---		---
Others		399,474	---		---
		$2,536,482	$1,515,234	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30, 2021 and 2020 was $384,227 and $4,206, respectively, and was calculated using Level 3 inputs. See Note 6 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the nine months ended September 30, 2021 and 2020 was $176,578 and $2,418,898, respectively. This also represents non-recurring fair value expenses calculated using Level 3 inputs. See Note 8 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2021 and December 31, 2020, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 8 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses for the nine months ended September 30, 2021 and 2020 totaled $176,578 and $2,418,898, respectively and are included in the consolidated statements of operations in the line-item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flows from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 9 – NEW ACCOUNTING PRONOUNCEMENTS

See the “New Accounting Pronouncements” disclosures on page 25 of the 2020 Form 10-K. There were no other accounting pronouncements issued or that have become effective since December 31, 2020.

Note 10 – RELATED PARTY TRANSACTIONS

The Company purchased working interest properties of Mid-American Oil Company, an affiliated company, for $500,469, effective July 1, 2021. Sales price for these properties was determined using risk-adjusted estimated cash flows of the properties as of June 30, 2021. The Company also purchased nonproducing leaseholds and other miscellaneous assets at net book value from Mid-American Oil Company totaling $62,606. Management believes the amounts paid are reasonable estimates of fair values of the assets acquired.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the 2020 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.

Forward-Looking Statements

This discussion and analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give the Company’s current expectations of future events. They include statements regarding the drilling of oil and natural gas wells, the production that may be obtained from oil and natural gas wells, cash flow and anticipated liquidity and expected future expenses.

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

Our profitability was significantly affected by this volatility. A decline in commodity prices and our future estimated production levels could lead to additional material impairments of our long-lived assets and equity method investments. Additional impairments could be triggered if the COVID-19 pandemic leads to a reduction in global economic activity and demand for energy. We continue to evaluate all cash management strategies and maintain conservative choices in short-term investments to protect cash reserves and liquidity.

Liquidity and Capital Resources

Please refer to the Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2021, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operations of $2,443,204, and cash provided by the maturities of available-for-sale debt securities of $1,515,234, sales of securities and investments of $1,799,967, and cash provided by property dispositions of $18,490 for total cash provided of $5,776,895. The Company utilized cash for property additions of $2,281,064, the purchase of equity securities and investments of $15,805,713, and financing activities of $787,337 for total cash applied of $18,874,114. Cash and cash equivalents decreased $13,097,219 to $3,089,866.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2020. A discussion of these items follows.

Equity securities increased $12,782,256 (504%) to $15,318,738 as of September 30, 2021 from $2,536,482 at December 31, 2020. The increase was the result of $12,433,754 in net purchases and a $348,502 net increase in the equity securities’ market value. The changes were the result of a shift in cash and investment strategy and funds from available-for-sale debt securities were used to provide access to capital for other projects and investments.

Refundable income taxes decreased $100,689 (46%) to $117,515 as of September 30, 2021 from $218,204 at December 31, 2020. The change was the result of net income from increased oil and natural gas prices reducing federal income tax receivables as of September 30, 2021.

Accounts receivable increased $575,158 (72%) to $1,369,320 as of September 30, 2021 from $794,162 at December 31, 2020. The increase was the result of an increase in oil and gas receivables of $776,793, primarily resulting from increased oil and natural gas prices. These were offset by a net decrease in trade and other accounts receivable of $201,635, primarily resulting from a sale of an investment at the end of December 2020.

Notes receivable increased $65,757 (24%) to $344,326 as of September 30, 2021 from $278,569 at December 31, 2020. The increase was the result of added notes receivable from Grand Woods, LLC (“Grand Woods”), an equity method investee. See Note 4 to the accompanying consolidated financial statements for additional information about Grand Woods.

Accounts payable and other current liabilities increased $57,099 (22%) to $320,596 as of September 30, 2021 from $263,497 at December 31, 2020, due to increases of $128,775 in deferred revenues related to unearned drilling revenue in the joint venture with TWS South, LLC, and $38,259 in accrued property taxes, offset by net decreases of $109,935 resulting from timing differences in the processing of accounts payable and other current liabilities.

Discussion of Significant Changes in the Condensed Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,443,204 in the nine months ended September 30, 2021, an increase of $1,533,426 (169%) from cash provided in the comparable period in 2020 of $909,778. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property, plant and equipment in the nine months ended September 30, 2021 was $2,281,064, an increase of $839,321 (58%) from cash applied in the comparable period in 2020 of $1,441,743. In both 2021 and 2020, cash applied to property, plant and equipment additions was mostly related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to purchase of available-for-sale debt securities in the nine months ended September 30, 2020 was $8,079,535, with none in 2021. Cash provided by the maturity of available-for-sale debt securities in the nine months ended September 30, 2021 was $1,515,234, a decrease of $23,566,977 (94%) from cash provided in the comparable period in 2020 of $25,082,211. Cash applied to equity method and other investments in the nine months ended September 30, 2021 was $1,596,742, an increase of $1,084,327 (212%) from cash applied in the comparable period of 2020 of $512,415. These changes were the result of a shift in cash and investment strategy and funds from available-for-sale debt securities were used to provide access to capital for other projects and investments. For details on equity method and other investments, see Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2020 Form 10-K would not be representative of the Company’s current position.

Results of Operations – Nine Months Ended September 30, 2021

Net income/(loss) increased $3,352,492 to income of $1,545,356 in the nine months ended September 30, 2021 from a loss of $1,807,136 in the comparable period in 2020. Net income/(loss) per share, basic and diluted, increased $21.41 to income of $9.87 in the nine months ended September 30, 2021 from a loss of $11.54 in the comparable period in 2020.

A discussion of revenue from oil and natural gas sales and other significant line items in the consolidated statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $3,330,999 (111%) to $6,324,026 in the nine months ended September 30, 2021 from $2,993,027 in the comparable period in 2020. The $3,330,999 increase is due to an increase in crude oil sales of $2,371,928, natural gas sales of $742,309, and miscellaneous oil and natural gas product sales of $216,762.

The $2,371,928 (121%) increase in oil sales to $4,324,787 in the nine months ended September 30, 2021 from $1,952,859 in the comparable period in 2020 was the net result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 15,005 Bbls to 69,561 Bbls in the nine months ended September 30, 2021, resulting in a positive volume variance of $537,166. The average price per Bbl increased $26.37 to $62.17 per Bbl in the nine months ended September 30, 2021 from $35.80 per Bbl in the comparable period in 2020, resulting in a positive price variance of $1,834,762.

The $742,309 (78%) increase in gas sales to $1,689,962 in the nine months ended September 30, 2021 from $947,653 in the comparable period in 2020 was the result of a decrease in the volume sold and an increase in the average price per thousand cubic feet (MCF). The volume of natural gas sold decreased 58,710 MCF to 505,218 MCF in the nine months ended September 30, 2021 from 563,928 MCF in the comparable period in 2020, for a negative volume variance of $98,633. The average price per MCF increased $1.67 to $3.35 per MCF in the nine months ended September 30, 2021 from $1.68 per MCF in the comparable period in 2020, resulting in a positive price variance of $840,942.

Sales from the Robertson County, Texas royalty interest properties provided approximately 28% of the Company’s gas sales volumes for both the nine months ended September 30, 2021 and for the comparable period in 2020. See discussion on page 10 of the 2020 Form 10-K, under the subheading “Operating Revenues,” for more information about these properties. Sales from Arkansas working interest properties provided approximately 10% of the Company’s gas sales volumes for the nine months ended September 30, 2021 and 11% of the gas sales volumes for the comparable period in 2020.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue due to the impact of COVID-19 on demand for oil and gas products.

Sales of miscellaneous oil and gas products were $309,277 in the nine months ended September 30, 2021 as compared to $92,515 in the comparable period in 2020, primarily related to increased oil prices and increased drilling that resulted in more gas liquids.

The Company received lease bonuses of $9,000 in the nine months ended September 30, 2021 for leases on its owned minerals compared to $82,221 in the comparable period in 2020.

Operating Costs and Expenses. Operating costs and expenses decreased $733,193 (13%) to $4,926,305 in the nine months ended September 30, 2021 from $5,659,498 in the comparable period of 2020. Material line-item changes are discussed and analyzed in the following paragraphs.

Production costs increased $444,162 (32%) to $1,814,861 in the nine months ended September 30, 2021 from $1,370,699 in the comparable period in 2020. Lease operating expenses increased $223,954, primarily due to increased drilling and workovers resulting from oil and gas price increases. Hauling, compression, and other costs increased by $97,277 due to higher production and increased postproduction costs on select wells. Gross production taxes increased $122,931, due to increased production of oil and natural gas.

Exploration costs increased $307,029 (201%) to $460,002 in the nine months ended September 30, 2021 from $152,973 in the comparable period in 2020, due to increases of $400,787 in geological and geophysical and other expenses, offset by decreases in $73,953 in dry hole and plugging costs, and a $19,805 decrease in land costs associated with mineral acquisitions in the prior year.

The following is a summary as of November 8, 2021, updating both exploration and development activity from December 31, 2020, for the period ended September 30, 2021.

The Company is participating with its 16% interest in drilling on a Creek County, Oklahoma 3-D seismic project. At the start of 2021 there were six active prospects within the project. Exploratory wells were drilled on two of the prospects and both were completed as dry holes. A total of five development wells were drilled on two other prospects. All five wells have been completed and appear to be commercial oil producers. Capitalized costs for the period were $198,056. Dry hole costs of $35,514 have been or will be written off to expense.

The Company owns a 40% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. Most of the acreage is underlain by a shallow heavy oil zone. The Company participated with a 17.5% interest in the re-entry, completion and testing of a previously drilled test well on the prospect with the intention of conducting a thermal recovery pilot test. The results of the re-entry were inconclusive, and further work on the thermal recovery project has been postponed. The Company is participating with a 20% interest in the purchase and re-processing of two seismic lines on the acreage in an attempt to develop gas prospects. Capitalized costs for the period were $25,096.

The Company is participating with a 14.85% interest in a 3-D seismic project covering approximately 35,000 acres in San Patricio County, Texas. At the start of 2021 there were six active prospects within the project. An exploratory well was drilled and completed on one of these in 2020, testing gas at a commercial rate. It has been shut in awaiting pipeline construction, which is now complete. The Company participated in the re-completion of another well and in the conversion of an abandoned producer to a saltwater disposal well. It also participated in the construction of a water system connecting all three existing project wells, which have been shut in, to the disposal facility. All three wells will be put back on production shortly. An additional exploratory well will be drilled starting in November or December 2021. Capitalized costs for the period were $117,752.

The Company has been participating with a 50% interest in the development of a Nolan County, Texas prospect. The Company and its partner have acquired 3,200 net acres of leasehold and three producing wells on the prospect and have negotiated a sale of a portion of their interest. The Company will participate with a 20.4% working interest in the drilling of an exploratory horizontal well on the prospect in the first quarter of 2022. Geological costs for the period were $33,750 and capitalized costs were $222,448.

The Company participated in the completion of four horizontal development wells that were drilled in 2020 on fee minerals located in Kingfisher County, Oklahoma. The Company has a 3.2% working interest in three of the wells and a 3.5% working interest in the fourth. All four wells were completed as commercial oil and gas producers. Actual costs of $354,278 for the period were offset by prepaid costs from 2020 for a net capitalized amount of $0.

The Company participated with its 3% working interest in the drilling of a development well on a Hitchcock County, Nebraska prospect. The well has been completed and appears to be a commercial oil producer. Capitalized costs for the period were $6,178.

The Company participated with its 22% working interest in the drilling of a development well on a Barber County, Kansas prospect. The well has been completed, testing gas at a commercial rate. It is shut in awaiting pipeline construction. Capitalized costs for the period were $103,820.

In July 2021, the Company acquired a 20% interest in 960 net acres of leasehold on a Finney County, Kansas prospect. An exploratory well has been drilled on the prospect and a completion is in progress. Geological costs for the period were $25,000 and capitalized costs were $75,000.

In August 2021, the Company purchased a 10% interest in 4,250.3 net acres of leasehold, five active producing wells, one active injection well and thirteen inactive wells on a Logan County, Oklahoma prospect for $305,644. An exploratory horizontal well has been drilled on the prospect and a completion is in progress. The Company also participated with its prospect interest in the purchase of an approximately 75% interest in eight horizontal producing wells and a saltwater disposal well for $303,000 in October 2021, primarily to acquire the disposal well. Additional capitalized costs for the period were $275,000.

The Company purchased the working interest properties of Mid-American Oil Company, an affiliated company, for $500,469 effective July 1, 2021. The Company already owns working interests in most of these properties. For more information regarding this transaction, see Note 10 – RELATED PARTY TRANSACTIONS.

Depreciation, depletion, amortization and valuation provision (DD&A) decreased $1,919,461 (67%) to $950,507 in the nine months ended September 30, 2021 from $2,869,968 in the comparable period in 2020, primarily due to a decrease in long-lived assets impairments of $2,242,320 resulting from increased oil and natural gas prices. There was a $146,281 net increase in depletion, depreciation, and amortization due to increased production, and we had non-producing leasehold impairments totaling $176,578. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2020 Form 10-K for a description of the impairment loss calculation.

General, administrative and other (G&A) increased $435,077 (34%) to $1,700,935 in the nine months ended September 30, 2021 from $1,265,858 in the comparable period in 2020. The increase was primarily due to expenses of $216,413 related to new costs in the joint venture with TWS South, LLC and $134,487 in consulting, SOX compliance and audit costs related to the implementation of new accounting software. The Company experienced human resource turnover with multiple retirements of long-term employees resulting in a net increase of approximately $23,000 in human resource costs and accounting service fees. The remainder of the increase was a net increase of approximately $61,177 in all other G&A account activity.

Other Income/(Loss), Net. Other income decreased $10,183 (3%) to $376,781 in the nine months ended September 30, 2021 from $386,964 in the comparable period in 2020. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision/(Benefit). Income taxes increased $658,064 to a provision of $210,878 in the nine months ended September 30, 2021 from a benefit of $447,186 in the comparable period in 2020. Of the 2021 tax provision, estimated current tax provision was $117,983 and estimated deferred tax provision was $92,895. Of the 2020 income tax benefit, the estimated current tax benefit was $188,592 and the estimated deferred tax benefit was $258,594. See Note 5 to the accompanying consolidated financial statements for additional information on income taxes.

Results of Operations – Three Months Ended September 30, 2021

Net income/(loss) increased $1,379,767 to income of $642,719 in the three months ended September 30, 2021 from loss of $737,048 in the comparable period in 2020. The significant changes in the consolidated statements of operations are discussed below. Net income/(loss) per share, basic and diluted, increased $8.81 to income of $4.10 in the three months ended September 30, 2021 from a loss of $4.71 in the comparable period in 2020.

Operating Revenues. Revenues from oil and gas sales increased $2,040,594 (171%) to $3,236,728 in the three months ended September 30, 2021 from $1,196,134 in the comparable period in 2020. The $2,040,594 increase is due to an increase in crude oil sales of $1,541,309, natural gas sales of $335,694 and miscellaneous oil and gas product sales of $163,591.

The $1,541,309 (201%) increase in oil sales to $2,307,344 in the three months ended September 30, 2021 from $766,035 in the comparable period in 2020 was the net result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 12,124 Bbls to 33,521 Bbls in the three months ended September 30, 2021, resulting in a positive volume variance of $434,064. The average price per Bbl increased $33.03 to $68.83 per Bbl in the three months ended September 30, 2021 from $35.80 per Bbl in the comparable period in 2020, resulting in a positive price variance of $1,107,245.

The $335,694 (84%) increase in gas sales to $733,317 in the three months ended September 30, 2021 from $397,623 in the comparable period in 2020 was the result of a decrease in the volume sold and an increase in the average price per thousand cubic feet (MCF). The volume of gas sold decreased 36,482 MCF to 182,116 MCF in the three months ended September 30, 2021 from 218,598 MCF in the comparable period in 2020, for a negative volume variance of $66,360. The average price per MCF increased $2.21 to $4.03 per MCF in the three months ended September 30, 2021 from $1.82 per MCF in the comparable period in 2020, resulting in a positive price variance of $402,054.

Operating Costs and Expenses. Operating costs and expenses increased $158,640 (7%) to $2,298,745 in the three months ended September 30, 2021 from $2,140,105 in the comparable period in 2020. The increase was the net result of an increase in production costs of $368,485; an increase in exploration costs charged to expense of $353,052; a decrease in DD&A of $696,051; and an increase in G&A of $133,154. The significant changes in these line items are discussed below.

Production costs increased $368,485 (85%) to $800,888 in the three months ended September 30, 2021 from $432,403 in the comparable period in 2020. Lease operating expenses increased $227,180, primarily due to increased drilling and workovers resulting from oil and gas price increases. Hauling, compression, and other costs increased by $87,742 due to higher production and increased postproduction costs on select wells. Gross production taxes increased $53,563, due to increased production of oil and natural gas.

Exploration costs increased $353,052 (454%) to $430,855 in the three months ended September 30, 2021 from $77,803 in the comparable period in 2020. Most of the increase is due to a $420,675 increase in geological and geophysical costs, offset by $47,818 net decreases in dry hole, plug and abandonment costs, and a $19,805 decrease in land costs associated with mineral acquisitions in the prior year.

DD&A decreased $696,051 (56%) to $556,993 in the three months ended September 30, 2021 from $1,253,044 in the comparable period in 2020, primarily due to a decrease in long-lived assets impairments of $929,992 resulting from increased oil and natural gas prices. There was a $233,941 net increase in depletion, depreciation, and amortization due to increased production. See Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS on page 29 of the 2020 Form 10-K for a description of the impairment loss calculation.

G&A increased $133,154 (35%) to $510,009 in the three months ended September 30, 2021 from $376,855 in the comparable period in 2020. The increase was primarily due to expenses of $99,289 related to new costs in the joint venture with TWS South, LLC and a $33,865 net increase in all other G&A account activity.

Other Income/(Loss), Net. Other income/(loss) decreased $193,916 (205%) in the three months ended September 30, 2021 to a loss of $99,454 from income of $94,462 in the comparable period in 2020. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision/(Benefit). Income taxes increased $224,063 to a provision of $93,080 in the three months ended September 30, 2021 from a benefit of $130,983 in the comparable period in 2020. Of the 2021 tax provision, estimated current tax benefit was $5,125 and estimated deferred tax provision was $98,205. Of the 2020 income tax benefit, the estimated current tax benefit was $202,801 and the estimated deferred tax provision was $71,818. See discussions above in “Results of Operations” section and Note 5 to the accompanying consolidated financial statements for additional explanation of the changes in the provision for income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended September 30, 2021, the Company did not have any material legal proceedings brought against it or its properties.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 15, 2021	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: November 15, 2021	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer