Form 10-K
period 2021-12-31
RESERVE PETROLEUM CO
filed 2022-03-31
CIK 83350

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $13,875,974, as computed by reference to the last reported sale which was on June 21, 2021.

As of March 10, 2022, there were 156,173 shares of the registrant’s common stock outstanding.

Auditor Name: HoganTaylor LLP	Auditor Location: Oklahoma City, Oklahoma	Audit Firm ID: 483

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Shareholders to be held on May 24, 2022, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the filing date of this Form 10-K. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2022 and any Current Reports on Form 8-K filed by the Company.

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

Owned Mineral Property Management

The Company owns non-producing mineral interests in 256,604 gross acres equivalent to 88,242 net acres. These mineral interests are in ten different states in the north and south-central United States. A total of 81,108 (92%) net acres are in the states of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration for the Company in our exploration and development programs.

The Company has several options relating to the exploration and/or development of our owned mineral interests. Management continually reviews various industry reports and other sources for activity (leasing, drilling, significant discoveries, etc.) in areas where the Company has mineral ownership. Based on our analysis of any activity and assessment of the potential risk relative to the area, management may negotiate a lease or farmout agreement and accept a royalty interest, or we may choose to participate as a working interest owner and pay our proportionate share of any exploration or development drilling costs.

A substantial amount of the Company’s oil and gas revenue has resulted from our owned mineral property management. In 2021, $3,444,030 (38%) of oil and gas sales was from royalty interests versus $1,797,344 (45%) in 2020. As a result of our mineral ownership, the Company had royalty interests in 11 gross (0.041 net) wells, which were drilled and completed as producing wells in 2021. This resulted in an average royalty interest of 0.37% for these 11 new wells. The Company has very little control over the timing or extent of the operations conducted on our royalty interest properties. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways. The Company may participate as a working interest owner with a third-party operator in the development of non-producing mineral interests, which it owns; with a joint interest operator, we may participate in drilling additional wells on our producing leaseholds; or if our exploration program, discussed below, results in a successful exploratory well, we may participate in the drilling of additional wells on the exploratory prospect. In 2021, the Company participated in the drilling of 10 development wells, all of which were completed as producers.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2021, we participated in the drilling of 5 exploratory wells with 3 wells (0.45 net) completed as producers, and 2 wells (0.3 net) completed as dry holes.

For a summation of exploratory and development wells drilled in 2021 or planned for in 2022, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Exploration Costs.”

Investment Program

The Company’s primary investment objective is to achieve moderate growth and earnings to protect assets against inflation and provide cash flow from investing activities that supplement cash flow from operations. The Company’s diversification of investments is designed to provide a level of protection against the ongoing volatility and political unpredictability of the energy sector. Company investments are focused on quality investments that include, but are not limited to, carefully vetted marketable securities, real estate and other assets, energy sector investments, and start-up ventures. Investments are diversified among asset classes and within broad industry categories to help minimize risk. Low cost, passive investment solutions are used where available and prudent. Generally, there is a correlation between portfolio returns and the amount of portfolio risk we are willing to assume. The Company understands investing requires a longer-term perspective. We are willing to accept some portfolio risk and tolerate fluctuations in market value and rates of return to achieve objectives, but we maintain a moderate approach to protect against significant losses.

Water Well Drilling

The Company has invested in a startup water well drilling operation through its wholly owned consolidated subsidiary, Trinity Water Services, LLC (“TWSOK”), an Oklahoma limited liability company formed in March 2021 to provide initial capital, including the purchase of water well drilling equipment and startup costs for TWS South, LLC (“TWSTX”), a Texas limited liability company that is consolidated into TWSOK.

Customers

In 2021, the Company had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. Ovintiv Exploration, Inc. purchases were $1,797,822 or 21% of total oil and gas sales and Redland Resources, LLC purchases were $1,254,103 or 14% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price.

Competition

The oil and gas industry is highly competitive in all its phases. There are numerous circumstances within the industry and related marketplace that are out of the Company’s control such as cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the price and extent of importation of foreign oil and gas, the cost of and proximity of pipelines and other transportation facilities, the cost and availability of drilling rigs, regulation by state and federal authorities and the cost of complying with applicable environmental regulations.

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

Human Capital Resources

At December 31, 2021, the Company had six employees including officers, all of whom work in our corporate office. Because we are so small, our compensation philosophy and objectives are to provide compensation that is fair and reasonable for all employees at a competitive level that will allow us to attract and retain qualified personnel necessary to operate the Company at the most efficient level possible. Our objective is to fully comply with all the operational and financial rules and regulations required of any public company, and specifically, those relating to the oil and gas exploration and production (“E&P”) industry. In addition, we try to maintain compensation at a level that is competitive with other companies in this industry. Our philosophy and objectives for compensation of our executive officers are no different from those with respect to our other employees.

Compensation levels for all employees, including our executive officers, are reviewed annually by our executive team. This review process includes reviews of salary and wage surveys, primarily for the oil and gas E&P industry, and informal performance evaluations provided by supervisors. Compensation levels for the next fiscal year are determined during this review process and presented to the entire Board of Directors for approval. In addition to competitive salary, the Company offers generous bonuses, company sponsored employee benefits, such as life and health insurance benefits, vacation, sick leave and a qualified 401(k) savings plan.

We believe that each employee contributes directly to our Company’s growth and success, and it is our hope that they will take great pride in being a member of our team. Accountability, integrity, and respect are core values. We work to create an atmosphere where each employee is a valued and important member of the team. We respect the uniqueness of each employee and believe that diversity is maximized in contributions that create strong work groups and ideas.

Employees are encouraged to demonstrate an entrepreneurial spirit by taking initiative, solving problems, being accountable for results, acting as team players while developing individual skills and knowledge that will contribute to the growth of our Company. We want to provide opportunity, encouragement, resources, and feedback to help employees achieve their goals.

Our business can only continue to be successful if we allow certain ethical standards to guide the way we operate as a Company, relate to our partners, and exhibit personal integrity in the business community. We share a duty to make the Company a better place for all of us as well as our partners and the community. Employees are always expected to maintain the highest standard of professional conduct.

All our employees devote a portion of their time to duties with affiliated companies, and we were reimbursed for the affiliates’ share of compensation directly from those companies. See Item 8, Note 12 to the accompanying consolidated financial statements for additional information.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal properties are oil and natural gas properties. We have interests in approximately 840 producing properties with 68% of them being working interest properties and the remaining 32% being royalty interest properties. About 79% of all properties are in Oklahoma and Texas and account for approximately 80% of our annual oil and gas sales. About 14% of the properties are in Arkansas, Kansas and South Dakota and account for approximately 18% of our annual oil and gas sales. The remaining 7% of these properties are in Colorado, Montana, Nebraska, New Mexico, Utah and West Virginia and account for about 2% of our annual oil and gas sales. No individual property provides more than 10% of our annual oil and gas sales. See discussion of revenues from Robertson County, Texas, royalty interest properties in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Operating Revenues” for additional information about significant properties.

OIL AND NATURAL GAS OPERATIONS

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 33 for working interest reserve quantity information.

Since January 1, 2021, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2020 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2020. Those reserve estimates were identical.

Production

The average sales price of oil and gas production for the Company’s royalty and working interests as well as the average working interest production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas are presented in the table below for the years ended December 31, 2021, 2020 and 2019. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil Per Bbl	Gas Per MCF	Oil Per Bbl	Gas Per MCF	Cost per Equivalent MCF
2021	$66.73	$3.84	$65.00	$3.84	$3.08
2020	$38.48	$1.95	$34.88	$1.69	$2.46
2019	$56.00	$2.53	$52.39	$1.99	$2.56

At December 31, 2021, the Company had working interests in 167 gross (23.9 net) wells producing primarily gas and 291 gross (33.9 net) wells producing primarily oil. These interests were in 67,936 gross (8,964 net) producing acres. These wells include 50 gross (1.83 net) wells associated with secondary recovery projects.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2021.

	Acreage
	Gross	Net
Non-producing Mineral Interests	256,604	88,242
Undeveloped Leaseholds	31,955	9,066

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled, in which the Company had a working interest for the years ended December 31, 2019 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled. Net exploratory and development totals for 2021 include the 1 exploratory well and 4 development wells in progress at the end of 2020.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2021	0.45	0.30	1.15	---
2020	0.42	0.25	0.42	---
2019	0.63	0.08	0.28	---

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

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid
03/31/20	$210	$110
06/30/20	$137	$111
09/30/20	$140	$122
12/31/20	$140	$126
03/31/21	$157	$137
06/30/21	$166	$150
09/30/21	$158	$151
12/31/21	$195	$150

There was limited public trading in the Company’s common stock in 2021 and 2020.

At March 10, 2022, the Company had 1,616 holders of record of its common stock. The Company paid dividends on its common stock in the amount of $5.00 per share in the second quarter of 2021 and 2020. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Financing Activities” section for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2022, if any, with the Board of Directors for its approval.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and 2021, and threatens to do the same in 2022. Oil and natural gas prices are expected to continue to be volatile because of the ongoing COVID-19 pandemic and its effect on oil and natural gas demand, the availability of personnel and equipment, and national and world economic performance. While we cannot predict the full impact that COVID-19 or the related significant disruption and volatility in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations, we believe demand has recovered and prices will continue to be positively impacted in the near term.

Please refer to the consolidated financial statements and related notes in Item 8 of this Form 10-K to supplement this discussion and analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

To supplement the following discussion, please refer to the consolidated balance sheets and the consolidated statements of cash flows included in this Form 10-K.

In 2021, as in prior years, the Company funded its business activity using internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale debt securities. When cash flows from operating activities exceed those needed for other business activities, the remaining balance is used to increase cash, cash equivalents, equity securities, and/or available-for-sale debt securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents, equity securities, and/or available-for-sale debt securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less. All the available-for-sale debt securities were U.S. Treasury Bills.

In 2021, net cash provided by operating activities was $3,777,163, net cash applied to investing activities was $8,997,314 and net cash applied to financing activities was $837,777.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Available-for-sale debt securities decreased $1,515,234 (100%) to zero in 2021 from $1,515,234 in 2020. This decrease was the result of the Company’s shift in cash management and investment strategy from available-for-sale debt securities to a more diversified portfolio of investments.

Equity securities increased $6,605,875 (260%) to $9,142,357 in 2021 from $2,536,482 in 2020. The net increase is due to a net increase in purchases and reinvestments of $6,019,753, net realized and unrealized gains of $573,631 and $12,491 in revisions in basis of select securities.

Refundable income taxes increased $132,723 (61%) to $350,927 from $218,204 in 2020, primarily resulting from increased allowable depletion that offset current tax liabilities, and from 2021 federal income tax loss carrybacks that resulted in substantial refundable income taxes.

Accounts receivable increased $568,801 (72%) to $1,362,963 in 2021 from $794,162 in 2020, primarily due to changes in oil and gas sales receivables in an increased pricing environment.

Notes receivable increased $193,876 (70%) to $472,445 in 2021 from $278,569 in 2020. See “Investing Activities” in the “Discussion of Selected Material Line Items in Cash Flows” below for a discussion of notes receivable.

Accounts payable increased $13,060 (5%) to $261,114 in 2021 from $248,054 in 2020, primarily due to the timing of payable processing.

Other current liabilities increased $247,111 to $262,554 in 2021 from $15,443 in 2020, primarily due to an increase in deferred revenues of $261,274, offset by a net decrease of $14,163 in gas balancing payables and other liabilities.

Discussion of Selected Material Line Items in Cash Flows.

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2021 and 2020. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

Net cash flows provided by operating activities in 2021 were $3,777,163, which, when compared to the $1,086,237 provided in 2020, represents a net increase of $2,690,926. Significant items effecting the change are discussed below.

Cash provided by oil and gas sales increased $3,732,306 (86%) to $8,055,832 in 2021 from $4,323,526 in 2020, primarily the result of an increase in oil and gas sales prices and sales volumes. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash provided by service revenue was $303,356 in 2021, with none in 2020. Of the $303,356 cash received for service revenue, $42,082 was recognized in service revenue and $261,274 is recorded as deferred revenue in other current liabilities. Service revenue consists of $333,356, primarily from water well drilling and related activities, of which, $72,082 was recognized and $261,274 was deferred.

Cash provided by interest decreased $210,882 (98%) to $3,274 in 2021 from $214,156 in 2020. This decrease was the result of the Company’s shift in cash management and investment strategy from available-for-sale debt securities to a more diversified portfolio of investments, which include increased growth and income securities that resulted in an increase of $351,920 in cash received from dividends on equity securities to $360,407 in 2021 from $8,487 in 2020.

Cash applied to production costs increased $657,958 (35%) to $2,557,012 in 2021 from $1,899,054 in 2020 and cash applied to general suppliers, employees and taxes, other than income taxes increased $581,555 (33%) to $2,333,939 in 2021 from $1,752,384 in 2020. See “Results of Operations” below for discussion of these items.

Investing Activities

Net cash applied to investing activities was $8,997,314 in 2021, from a net cash provided by investing activities of $13,148,188 in 2020. The 2021 amount was due to a net decrease in available-for-sale debt securities activity of $15,487,443 and a decrease in notes receivable of $109,858, offset by an increase in net equity securities purchases of $4,461,821, an increase in net property purchases of $1,393,664, a net increase of cash applied to equity method and other investments of $912,432.

The notes receivable discussed above are all receivable from Grand Woods Development, LLC, an equity investment (“Grand Woods”). During 2021, the Company provided $168,711 in additional cash to Grand Woods. Interest receivable of $25,165 earned from existing notes was consolidated into a new note for a total of $472,445 at December 31, 2021. The Company expects the note to be paid within the next year upon the sale of a portion of the property held by the investment. See Item 8, Note 7 to the accompanying consolidated financial statements for related disclosures and additional information regarding equity investments.

Financing Activities

Cash applied to financing activities increased $52,099 (7%) to $837,777 in 2021 from $785,678 in 2020. Cash applied to financing activities consist of cash dividends on common stock and cash used for the purchase of treasury stock. In 2021, cash dividends paid on common stock amounted to $782,892 as compared to $783,078 in 2020. Dividends of $5.00 per share were paid in 2021 and 2020. Cash applied to purchase treasury stock increased $52,285 to $54,885 in 2021 from $2,600 in 2020.

RESULTS OF OPERATIONS

As disclosed in the consolidated statements of operations in Item 8 of this Form 10-K, in 2021 the Company had net income of $1,251,295 as compared to net loss of $(1,956,255) in 2020. Net income per share, basic and diluted, was $8.00 in 2021, an increase of $20.49 per share from net loss of $(12.49) in 2020. Material line-item changes in the consolidated statements of operations will be discussed in the following paragraphs.

Operating Revenues

Operating revenues increased $5,034,328 (123%) to $9,116,426 in 2021 from $4,082,098 in 2020. Oil and gas sales increased $5,039,466 (126%) to $9,034,540 in 2021 from $3,995,074 in 2020. Lease bonuses and other revenues decreased $77,220 (89%) to $9,804 in 2021 from $87,024 in 2020. Service revenues increased $72,082 (100%) in 2021 from none in 2020. Recognized service revenues consisted of water well drilling and related revenue in TWSTX. The increase in oil and gas sales is discussed in the following paragraphs.

The $5,039,466 increase in oil and gas sales was the result of a $1,345,461 increase in gas sales, a $3,320,040 increase in oil sales and a $373,965 increase in miscellaneous oil and gas product sales. The following price and volume analysis is presented to explain the changes in oil and gas sales from 2020 to 2021. Miscellaneous oil and gas product sales of $500,132 in 2021 and $126,167 in 2020 are not included in the analysis.

(in thousands, except		Variance
per Unit prices) Production	2021	Price	Volume	2020

Gas –
MCF	684		(28)	712
$	$2,628	$1,395	(50)	$1,283
Unit Price	$3.84	$2.04		$1.80

Oil –
Bbls	90		19	71
$	$5,906	$2,634	$686	$2,586
Unit Price	$65.50	$29.22		$36.28

The $1,345,461 (105%) increase in natural gas sales to $2,628,472 in 2021 from $1,283,011 in 2020 was the result of a decrease in gas sales volumes and an increase in the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales increased $2.04 per MCF to $3.84 per MCF in 2021 from $1.80 per MCF in 2020, resulting in a positive gas price variance of $1,395,299. A negative volume variance of $49,839 was the result of a decrease in natural gas volumes sold of 27,657 MCF to 684,324 MCF in 2021 from 711,981 MCF in 2020.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were adequate to replace working interest reserves produced in 2021, but not in 2020.

The gas production for 2021 and 2020 includes production from about 100 royalty interest properties drilled by various operators in Robertson County, Texas. These properties accounted for 164,538 MCF and $667,470 of the 2021 gas sales and 195,633 MCF and $385,872 of the 2020 gas sales. These properties accounted for 25% of the Company’s gas revenues in 2021 versus 31% in 2020. The Company has no control over the timing of future drilling on the acreage in which we hold mineral interests.

The $3,320,040 (128%) increase in crude oil sales to $5,905,936 in 2021 from $2,585,896 in 2020 was the result of an increase in the average price per barrel (Bbl) and an increase in oil sales volumes. The average price received per Bbl of oil increased $29.22 to $65.50 in 2021 from $36.28 in 2020, resulting in a positive oil price variance of $2,634,500. An increase in oil sales volumes of 18,894 Bbls to 90,165 Bbls in 2021 from 71,271 Bbls in 2020 resulted in a positive volume variance of $685,540.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were not adequate to replace working interest reserves produced in 2021 or 2020.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses increased $1,237,669 (17%) to $8,475,542 in 2021 from $7,237,873 in 2020. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs increased $843,508 (45%) to $2,721,827 in 2021 from $1,878,319 in 2020. The increase was the result of a $412,078 (31%) increase in lease operating expense to $1,731,641 in 2021 from $1,319,563 in 2020, a $282,139 (137%) increase in gross production taxes to $488,810 in 2021 from $206,671 in 2020, and a $149,291 increase in hauling and compression costs to $501,376 in 2021 from $352,085 in 2020. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property, therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $1,209,748 in 2021 and $1,268,387 in 2020. See Item 8, Note 8 to the accompanying consolidated financial statements for a breakdown of these costs. Exploration and acquisition costs charged to operations were $687,648 in 2021 and $161,288 in 2020, inclusive of geological and geophysical costs of $468,199 in 2021 and $64,898 in 2020.

For the year ended December 31, 2021, the Company participated in the drilling of 5 gross exploratory working interest wells, including 1 in progress at the end of 2020, and 10 gross development working interest wells, including 4 in progress at the end of 2021, with working interests ranging from a high of 22% to a low of 3.2%. Of the 5 exploratory wells, 3 were completed as producing wells, and 2 as dry holes. Of the 10 development wells, all were completed as producing wells.

The following is a summary as of March 4, 2022, updating both exploration and development activity from December 31, 2020, for the period ended December 31, 2021.

The Company has been participating with its 16% interest in drilling on a Creek County, Oklahoma 3-D seismic project. At the start of 2021 there were six active prospects within the project. Exploratory wells were drilled on two of the prospects and both were completed as dry holes. A total of five development wells were drilled on two other prospects. All five wells have been completed, two as commercial oil producers and three as marginal oil producers. Capitalized costs for the period were $207,234. Dry hole costs of $36,686 were written off to expense.

The Company owns a 40% interest in 16,472.55 net acres of leasehold on a Crockett and Val Verde Counties, Texas prospect. Most of the acreage is underlain by a shallow heavy oil zone. The Company participated with a 17.5% interest in the re-entry, completion and testing of a previously drilled test well on the prospect with the intention of conducting a thermal recovery pilot test. The results of the re-entry were inconclusive, and further work on the thermal recovery project has been postponed. The Company participated with a 20% interest in the purchase and re-processing of two seismic lines in an effort to develop gas prospects on the acreage. That effort is ongoing. Capitalized costs for the period were $21,513 and geophysical costs were $6,274.

The Company is participating with a 14.85% interest in a 3-D seismic project covering approximately 35,000 acres in San Patricio County, Texas. At the start of 2021 there were six active prospects within the project. An exploratory well was drilled and completed on one of these in 2020, testing gas at a commercial rate. It has been shut in awaiting pipeline construction, which is now complete. The Company participated in the re-completion of another well and in the conversion of an abandoned producer to a saltwater disposal well. It also participated in the construction of a water system connecting all three existing project wells, which have been shut in, to the disposal facility. All three wells have been placed back on production. An additional exploratory well is currently in progress. Capitalized costs for the period were $176,562.

The Company has been participating with a 50% interest in the development of a Nolan County, Texas prospect. The Company and its partner have acquired 3,200 net acres of leasehold and three producing wells on the prospect and have now sold of a portion of their interest. The Company participated with an 18% working interest in the drilling of an exploratory horizontal well on the prospect. The well was successfully drilled with casing set, and it is currently awaiting completion. Geological costs for the period were $45,000 and capitalized costs were $228,283.

The Company participated in the completion of four horizontal development wells that were drilled in 2020 on fee minerals located in Kingfisher County, Oklahoma. The Company has a 3.2% working interest in three of the wells and a 3.5% working interest in the fourth. All four wells were completed as commercial oil and gas producers. Actual costs of $358,426 for the period were offset by prepaid costs from 2020 for a net capitalized amount of $0.

The Company participated with its 3% working interest in the drilling of a development well on a Hitchcock County, Nebraska prospect. The well was completed as a commercial oil producer. Capitalized costs for the period were $7,346.

The Company participated with its 22% working interest in the drilling of a development well on a Barber County, Kansas prospect. The well was completed as a marginal gas producer. Capitalized costs for the period were $103,542.

In July 2021, the Company acquired a 20% interest in 960 net acres of leasehold on a Finney County, Kansas prospect. The Company participated in the drilling of an exploratory well and a step-out well on the prospect. The exploratory well was completed as a commercial oil producer and a completion is in progress on the step-out well. Geological costs for the period were $25,000 and capitalized costs were $157,307.

In August 2021, the Company purchased a 10% interest in 4,250.3 net acres of leasehold, five active producing wells, one active injection well and thirteen inactive wells on a Logan County, Oklahoma prospect for $305,644. The Company participated in the drilling of an exploratory horizontal well and a development horizontal well on the prospect and both have been completed as commercial oil and gas producers. The Company also participated with its prospect interest in the purchase of an approximately 94% interest in eight horizontal producing wells and a saltwater disposal well for $403,550 in October and November 2021, primarily to acquire the disposal well. Additional capitalized costs for the period were $337,289.

The Company purchased the working interest properties of Mid-American Oil Company, an affiliated company, for $500,469 effective July 1, 2021. The Company already owned working interests in almost all of these properties.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components of DD&A are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight-line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $64,835 in 2021 versus $36,872 in 2020.

As discussed in Item 8, Note 10 to the accompanying consolidated financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. The second step is to adjust those assets meeting the first criterion to estimated fair value. Evaluation for impairment was performed in both 2021 and 2020. The 2021 impairment loss was $1,673,929 and the 2020 impairment loss was $2,517,873.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation was $937,206 in 2021 and $798,805 in 2020. The provision includes $137,732 for 2021 and $83,453 for 2020 for the amortization of the asset retirement costs. See Item 8, Note 2 to the accompanying consolidated financial statements for additional information regarding the asset retirement obligation. The provision for depreciation for other assets was $78,953 in 2021 and $45,725 in 2020.

General, Administrative and Other (G&A). G&A increased $512,153 (28%) to $2,311,144 in 2021 from $1,798,991 in 2020. The increase was primarily due to expenses of $319,574 related to water well drilling costs, $134,487 in consulting and compliance costs related to the implementation of new accounting software, and $76,813 in software and consulting costs related to the implementation of new mineral management software. The Company also experienced human resource turnover with multiple retirements of long-term employees that resulted in a net increase of approximately $36,000 in human resource costs and accounting service fees to transition into new processes. The increases were offset by a net decrease of $54,721 in all other G&A account activity.

Equity Loss in Investees

Equity loss in investees increased $44,186 (40%) to $154,041 in 2021 from $109,855 in 2020. The 2021 net loss consisted of Broadway Sixty-Eight, LLC (“Broadway 68”) income of $23,290, Broadway Seventy-Two, LLC (“Broadway 72”) losses of $51,307, Grand Woods Development, LLC (“Grand Woods”) losses of $123,327 and QSN Office Park, LLC (“QSN”) losses of $2,697. Broadway 72 is the Company’s investment in a commercial building. Capital improvements in the building resulted in securing a long-term lease in early 2022. Grand Woods has entered an agreement to sell a portion of the real estate offering in the investment. Proceeds from the sale will reduce or eliminate the senior note on the property, with the potential of reducing or eliminating the Company’s note receivable from Grand Woods.

Other Income, Net

Other income, net decreased $65,519 (8%) to $709,563 in 2021 from $775,082 in 2020. See Item 8, Note 11 to the accompanying consolidated financial statements for a breakdown of other income. The material components of other income are discussed below.

Net realized and unrealized gain on equity securities increased $140,156 (32%) to $573,631 in 2021 from $433,475 in 2020. Realized gains or losses result when an equity security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in equity securities owned at the reporting date to estimated fair value. In 2021, the Company had realized gains of $176,858 and unrealized gains of $396,773. In 2020, the Company had realized gains of $136,555 and unrealized gains of $296,920.

Income from other investments decreased $238,611 to $3,255 in 2021 from $241,866 in 2020, primarily resulting from a sale of property in OKC Industrial Properties, LC in 2020, with none in 2021.

The Company had a loss on asset sales of $184,806 in 2021 as compared to a gain on asset sales of $23,590 in 2020. The loss in 2021 was primarily related to the loss of $223,698 on Ocean’s NG, one of the Company’s other investments, offset by other net gains of $38,892.

Interest income decreased $123,868 (84%) to $23,999 in 2021 from $147,867 in 2020 and dividend income increased $355,982 to $364,469 in 2021 from $8,487 in 2020, primarily due to the Company’s shift in investment strategy.

Income Tax Benefit

In 2021, the Company had an estimated income tax benefit of $54,889 as the result of a deferred tax benefit of $17,307 and a current tax benefit of $37,582. In 2020, the Company had an estimated income tax benefit of $534,293 as the result of a deferred tax benefit of $348,738 and a current tax benefit of $185,555. See Item 8, Note 6 to the accompanying consolidated financial statements for an analysis of the various components of income taxes and a discussion of the federal tax rate change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of The Reserve Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Reserve Petroleum Company and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 2, 9, and 10 to the financial statements, the Company's proved oil and natural gas properties are depleted using the units-of-production method on a property-by-property basis and is based primarily on estimates of proved reserve quantities. Additionally, the Company recognizes impairment of proved oil and natural gas properties on a property-by-property basis when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the property's carrying amount. The impairment loss is measured by comparing the fair value of the property to its' carrying amount. The Company's oil and natural gas reserve quantities and the related future net cash flows required management to make significant estimates and assumptions. As a result of changing market conditions and commodity prices, assumptions can change from period to period, causing the estimates of proved reserves to change. The Company employs a petroleum engineer to estimate oil and natural gas reserves using generally accepted engineering methods, calculation procedures and engineering data, and also engages an independent engineering firm to review the reasonableness of a portion of the Company's estimated reserves. Changes in these assumptions or engineering data could have a significant impact on reserve quantities and the amount of depletion and impairment recorded during a period. The proved oil and natural gas properties balance was $5,695,848 as of December 31, 2021, net of accumulated depreciation, depletion, amortization and valuation allowance. Related depreciation, depletion and amortization expense was $937,093 and impairment expense was $1,673,929 for the year ended December 31, 2021.

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

Oklahoma City, Oklahoma

March 31, 2022

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$10,129,157	$16,187,085
Available-for-Sale Debt Securities	---	1,515,234
Equity Securities	9,142,357	2,536,482
Refundable Income Taxes	350,927	218,204
Accounts Receivable	1,362,963	794,162
Notes Receivable	472,445	278,569
Total Current Assets	21,457,849	21,529,736

Investments:
Equity Method Investments	1,426,201	604,991
Other Investments	2,791,656	2,415,399
Total Investments	4,217,857	3,020,390

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,663,567	1,883,055
Proved Properties	58,046,754	55,095,961

Oil and Gas Properties, Gross	59,710,321	56,979,016

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance

Oil and Gas Properties, Net	7,024,320	7,294,432

Other Property and Equipment, at Cost	680,043	279,240

Less – Accumulated Depreciation	(146,425)	(96,532)

Other Property and Equipment, Net	533,618	182,708

Property, Plant and Equipment, Net	7,557,938	7,477,140

Other Assets	112,400	120,445

Total Assets	$33,346,044	$32,147,711

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

 LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2021	2020
Current Liabilities:
Accounts Payable	$261,114	$248,054
Other Current Liabilities	262,554	15,443

Total Current Liabilities	523,668	263,497

Long-Term Liabilities:
Asset Retirement Obligation	2,359,826	1,810,729
Dividends Payable	112,400	119,546
Deferred Tax Liability, Net	551,320	568,627
Total Long-Term Liabilities	3,023,546	2,498,902
Total Liabilities	3,547,214	2,762,399

Commitments and Contingencies

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	31,389,240	30,920,837

Stockholders’ Equity Before Treasury Stock	31,546,608	31,078,205

Less – Treasury Stock, at Cost	(1,747,778)	(1,692,893)

Total Stockholders’ Equity	29,798,830	29,385,312

Total Liabilities and Stockholders’ Equity	$33,346,044	$32,147,711

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Operating Revenues:
Oil and Gas Sales	$9,034,540	$3,995,074
Lease Bonuses and Other	9,804	87,024
Service Revenue	72,082	---

Total Operating Revenues	9,116,426	4,082,098

Operating Costs and Expenses:
Production	2,721,827	1,878,319
Exploration	687,648	161,288
Depreciation, Depletion, Amortization and Valuation Provisions	2,754,923	3,399,275
General, Administrative and Other	2,311,144	1,798,991

Total Operating Costs and Expenses	8,475,542	7,237,873

Income/(Loss) from Operations	640,884	(3,155,775)

Equity Loss in Investees	(154,041)	(109,855)

Other Income, Net	709,563	775,082

Income/(Loss) Before Income Taxes	1,196,406	(2,490,548)

Income Tax Benefit	54,889	534,293

Net Income/(Loss)	$1,251,295	$(1,956,255)

Per Share Data:

Net Income/(Loss), Basic and Diluted	$8.00	$(12.49)

Cash Dividends	$5.00	$5.00

Weighted Average Shares Outstanding, Basic and Diluted	156,483	156,595

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Year Ended December 31, 2021
Balance as of December 31, 2020	$92,368	$65,000	$30,920,837	$(1,692,893)	$29,385,312
Net Income	---	---	1,251,295	---	1,251,295
Dividends Declared	---	---	(782,892)	---	(782,892)
Purchase of Treasury Stock	---	---	---	(54,885)	(54,885)
Balance as of December 31, 2021	$92,368	$65,000	$31,389,240	$(1,747,778)	$29,798,830

Year Ended December 31, 2020
Balance as of December 31, 2019	$92,368	$65,000	$33,660,169	$(1,690,293)	$32,127,244
Net Loss	---	---	(1,956,255)	---	(1,956,255)
Dividends Declared	---	---	(783,077)	---	(783,077)
Purchase of Treasury Stock	---	---	---	(2,600)	(2,600)
Balance as of December 31, 2020	$92,368	$65,000	$30,920,837	$(1,692,893)	$29,385,312

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash Provided by/(Applied to) Operating Activities:
Cash Received –
Oil and Gas Sales	$8,055,832	$4,323,526
Lease Bonuses and Other	9,804	87,024
Service Revenue	303,356	---
Interest Received	3,274	214,156
Dividends Received on Equity Securities	360,407	8,487
Cash Distributions from Equity Method Investees	24,750	49,500
Income Tax Refunds, Net of Income Taxes Paid	---	77,550
Cash Received from Class Action Lawsuits	16,713	4,699
Other	11,537	5,600
Cash Paid –
Production and Exploration Costs	(2,557,012)	(1,899,054)
General Suppliers, Employees and Taxes, Other than Income Taxes	(2,333,939)	(1,752,384)
Income Taxes Paid, Net of Income Tax Refunds	(94,375)	---
Interest Paid	(23,184)	(23,252)
Cash Paid to Equity Method Investees	---	(9,000)
Other	---	(615)

Net Cash Provided by Operating Activities	3,777,163	1,086,237

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	1,515,234	25,082,212
Purchase of Available-for-Sale Debt Securities	---	(8,079,535)
Proceeds from Disposal of Property, Plant and Equipment	22,000	16,418
Purchase of Property, Plant and Equipment	(2,932,919)	(1,533,673)
Purchase of Equity Method and Other Investments	(1,639,940)	(503,733)
Cash Distributions from Other Investments	226,775	3,000
Notes Receivable	(168,711)	(278,569)
Sale of Equity Securities	12,347,481	5,946,634
Purchase of Equity Securities	(18,367,234)	(7,504,566)

Net Cash Provided by/(Applied to) Investing Activities	(8,997,314)	13,148,188

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash Applied to Financing Activities:
Dividends Paid to Stockholders	$(782,892)	$(783,078)
Purchase of Treasury Stock	(54,885)	(2,600)

Total Cash Applied to Financing Activities	(837,777)	(785,678)

Net Change in Cash and Cash Equivalents	(6,057,928)	13,448,747

Cash and Cash Equivalents at Beginning of Period	16,187,085	2,738,338

Cash and Cash Equivalents at End of Period	$10,129,157	$16,187,085

Reconciliation of Net Income (Loss) to Net Cash Provided by/(Applied to) Operating Activities:
Net Income/(Loss)	$1,251,295	$(1,956,255)
Net Income/(Loss) Increased (Decreased) by Net Change in –
Net Unrealized Holding Gains on Equity Securities	(396,773)	(296,920)
Realized Gains on Equity Securities	(176,858)	(136,555)
Accounts Receivable	(358,242)	107,932
Interest and Dividends Receivable	(20,725)	66,289
Refundable Income Taxes	(132,723)	(108,205)
Accounts Payable	14,055	50,692
Deferred Taxes	(17,307)	(348,738)
Equity Method and Other Investments	(104,940)	73,988
Cash Distribution from Equity Method Investments	24,750	49,500
Exploration Costs	590,669	109,749
Disposition of Property, Plant and Equipment	(20,130)	54,051
Depreciation, Depletion, Amortization and Valuation Provisions	2,754,923	3,315,822
Deferred Revenue	261,274	---
Other Liabilities	107,895	104,887

Net Cash Provided by Operating Activities	$3,777,163	$1,086,237

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note	1 – NATURE OF OPERATIONS

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company engaged in oil and natural gas exploration and development and minerals management with areas of concentration in Texas, Oklahoma, Kansas, Arkansas and South Dakota, a single business segment. The Company is also engaged in investments and joint ventures that are not significant business segments. Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company” are to The Reserve Petroleum Company and its consolidated wholly owned subsidiary, Trinity Water Services, LLC (“TWSOK”), an Oklahoma limited liability company. TWSOK was formed in March 2021 to provide initial capital, including the purchase of water well drilling equipment and startup costs for TWS South, LLC (“TWSTX”), a Texas limited liability company that is consolidated into TWSOK.

Note	2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of The Reserve Petroleum Company and its consolidated subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investments

Marketable Securities:

The Company classifies its debt and marketable equity securities in one of two categories: equity or available-for-sale. Equity securities are bought and held principally for the purposes of selling them in the near term. All other securities are classified as available-for-sale debt securities. Equity securities and available-for-sale debt securities are recorded at fair value. Unrealized gains and losses on equity securities are reported in current earnings. Unrealized gains and losses on available-for-sale debt securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the consolidated financial statements. There were no significant cumulative unrealized gains or losses on available-for-sale debt securities at of December 31, 2021 or 2020.

Equity Method and Other Investments:

The Company accounts for its non-marketable investments in limited liability companies on the equity method if ownership allows the Company to exercise significant influence.

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

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month, as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the consolidated statements of operations are the result of estimated volumes and pricing for oil and gas products not yet received for the period. For the periods ending December 31, 2021 and 2020, that estimate represented approximately $584,336 and $232,860, respectively, of accrued oil and gas sales included in the consolidated statements of operations.

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

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Year Ended December 30,
	2021	2020
Oil Sales	$5,905,936	$2,585,896
Natural Gas Sales	2,628,472	1,283,011
Miscellaneous Oil and Gas Product Sales	500,132	126,167
	$9,034,540	$3,995,074

The Company recognizes revenue from lease bonuses when it has received an executed lease agreement with a third party transferring the rights to explore for and produce any oil or gas they may find within the terms of the lease, the payment has been collected and the Company has no obligation to refund the payment. The Company recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral properties being treated as income. Service revenue primarily relates to water well drilling and related activities and is recognized, based on the Company’s right to invoice as services are performed.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions as of December 31, 2021 and 2020. The federal income tax returns for 2018, 2019 and 2020 are subject to examination. See Note 6 for discussion of income taxes.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2021 and 2020, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Texas, Oklahoma, Kansas and South Dakota. The Company had two purchasers in 2021 whose total purchases were 35% of total oil and gas sales and one purchaser in 2020 whose purchases were 17% of total oil and gas sales.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include oil and natural gas reserve quantities that form the basis for the calculation of amortization and impairment of oil and natural gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Actual results could differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statements.

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

The following table summarizes the asset retirement obligation for 2021 and 2020:

	2021	2020
Beginning balance at January 1	$1,810,729	$1,821,527
Liabilities incurred	400,801	---
Liabilities settled (wells sold or plugged)	(17,004)	(25,205)
Accretion expense	43,814	45,649
Revision to estimate	121,486	(31,242)
Ending balance at December 31	$2,359,826	$1,810,729

Reclassifications

Certain amounts in the 2020 financial statements have been reclassified to conform to the 2021 presentation. The amounts were not material to the financial statements and had no effect on previously reported net loss.

Note	3 – DIVIDENDS PAYABLE

Dividends payable includes amounts that are due to stockholders whom the Company has been unable to locate, stockholders’ heirs pending ownership transfer documents, or uncashed dividend checks of other stockholders. Funds required to satisfy dividends payable are held in custody of the Company’s transfer agent and are included in Other Assets on the Company’s consolidated balance sheets.

Note	4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

	Shares Issued	Shares of Treasury Stock	Shares Outstanding
January 1, 2020, $.50 par value stock,
200,000 shares authorized	184,735	28,120	156,615
Purchase of stock	---	20	(20)

December 31, 2020, $.50 par value stock,
200,000 shares authorized	184,735	28,140	156,595
Purchase of stock	---	422	(422)

December 31, 2021, $.50 par value stock,
200,000 shares authorized	184,735	28,562	156,173

Note	5 – MARKETABLE SECURITIES

At December 31, 2020, available-for-sale debt securities, consisting entirely of U.S. government securities, were due within one year or less by contractual maturity.

For equity securities, in 2021 the Company recorded realized gains of $176,858 and unrealized gains of $396,773. In 2020 the Company recorded realized gains of $136,555 and unrealized gains of $296,920.

Note	6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2021	2020
Assets:
Payables	$13,306	$	---
Net Leasehold Reserves	164,509		144,013
Long-Lived Asset Impairment	1,163,085		1,059,416
Deferred Geological and Geophysical Expense	77,149		13,073
Unrealized Equity Securities and Capital Gains	123,336		---
Asset Retirement Obligation	347,850		313,296
Other	---		3,210
Total Assets	1,889,235		1,533,008

Liabilities:
Receivables	122,711		48,901
Intangible Drilling Costs	1,437,150		1,374,233
Unrealized Equity Securities and Capital Losses	---		43,295
Depletion and Depreciation	745,716		489,402
Investments	122,999		129,731
Other	11,979		16,073
Total Liabilities	2,440,555		2,101,635
Net Deferred Tax Asset/Liability	$(551,320)		$(568,627)

The following table summarizes the current and deferred portions of income tax provision/(benefit):

	Year Ended December 31,
	2021	2020
Current Tax Provision/(Benefit):
Federal	$(38,552)	$(185,731)
State	970	176
Total Current Benefit	(37,582)	(185,555)
Deferred Tax Benefit	(17,307)	(348,738)
Total Benefit	$(54,889)	$(534,293)

The total income tax provision/(benefit) expressed as a percentage of income before income tax was -5% for 2021 and 21% for 2020. These amounts differ from the amounts computed by applying the statutory U.S. federal enacted income tax rate of 21%for 2021 and 2020 as summarized in the following reconciliation:

	Year Ended December 31,
	2021	2020
Computed Federal Tax Provision/(Benefit)	$251,036	$(523,015)
Increase (Decrease) in Tax from:
Allowable Depletion in Excess of Basis	(148,538)	---
Federal Tax Carrybacks	(118,534)	---
Dividend Received Deduction	(38,269)	(891)
State Income Tax Provision	970	176
Other	(1,554)	(10,563)
Income Tax Benefit	$(54,889)	$(534,293)
Effective Tax Rate	-5%	21%

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

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was approximately $36,000 for 2021 and 2020. The Company’s investment in Broadway 68 totaled $141,457 and $142,917 at December 31, 2021 and 2020, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $948,693 at December 31, 2021.

Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. Grand Woods owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,579,500 development loan (“the Loan”) that matures on November 23, 2026. The intent of the Grand Woods investment manager and investors is that proceeds from the sale of all, or part of, the property can be used to reduce or eliminate the loan. The Company does not anticipate the need to perform on the guarantee of the loan prior to a sale of property. The Company also holds notes receivable of $472,445 from Grand Woods, which are subordinate to the loan and will be paid upon the sale of property and payment of the loan. The Company’s investment in Grand Woods totaled$56,288 and $179,615 at December 31, 2021 and 2020, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $1,100,000 development loan that matures July 15, 2023 and 20% of a $550,000 construction loan that matures March 9, 2027. The Company’s investment in QSN totaled $279,763 and $282,459 at December 31, 2021 and 2020, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $77,377 and $80,377 at December 31, 2021 and 2020, respectively.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 and $1,496,007 at December 31, 2021 and 2020, respectively.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $500,000 at December 31, 2021 and 2020.

Ocean’s NG (“Ocean”), with a 12.44% ownership, was acquired in 2015. Ocean developed underground Compressed Natural Gas (“CNG”) storage and delivery systems for retail sales of CNG. In May 2021, due to a shift in demand of CNG, Ocean entered into an agreement to sell existing patents. The Company’s share of that sale was $5,520, which resulted in a loss of $223,698 on the investment. The Company’s investment in Ocean totaled $0 and $229,218 at December 31, 2021 and 2020, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 23 acres. The Company’s investment in OKC totaled $82,482 and $69,482 at December 31, 2021 and 2020, respectively.

VCC Accern Investment, LLC (“VCC Accern”), with a 9.9% ownership, was acquired in September 2021. VCC Accern serves as a special purpose investment vehicle to hold an investment in Accern Corporation (“Accern”). Accern is a SaaS, no-code artificial intelligence (“AI”) platform that enables customers to build enterprise AI applications without having to write code or develop complex AI algorithms. The Company’s investment in VCC Accern totaled $50,458 at December 31, 2021.

VCC Beachy Investment, LLC (“VCC Beachy”), with a 4.29% ownership, was acquired in November 2021. VCC Beachy serves as a special purpose investment vehicle to hold an investment in Beachy Co. (“Beachy”). Beachy is a provider of SaaS reservation and mobile point of sale software solutions to the hospitality and leisure industry in the United States. The Company’s investment in VCC Beachy totaled $30,198 at December 31, 2021.

Victorum BHR2 Investment, LLC (“BHR2”), with a 16.3% ownership, was acquired in August 2021. BHR2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BHR2 totaled $300,754 at December 31, 2021.

VCC Homebase Investment, LLC (“VCC Homebase”), with a 7.29% ownership, was acquired in June 2021. VCC Homebase serves as a special purpose investment vehicle to hold an investment in Homebase, LLC (“Homebase”). Homebase is a smart apartment solution connecting buildings with future ready access control, internet, and property management. The Company’s investment in VCC Homebase totaled $100,337 at December 31, 2021.

VCC Mamenta Investment, LLC (“VCC Mamenta”), with a 4.17% ownership, was acquired in July 2021. VCC Mamenta serves as a special purpose investment vehicle to hold an investment in Mamenta, Inc. (“Mamenta”). Mamenta is a SaaS global commerce platform enabling brands and retailers from any country to expand internationally through a software, data management, and pre-connected multi-channel commerce network. The Company’s investment in VCC Mamenta totaled $45,193 at December 31, 2021.

Note	8 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

All the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2021	2020
Acquisition of Properties:
Unproved	$523,011	$271,001
Proved	1,016,716	---
Exploration Costs	580,272	413,779
Development Costs	629,477	854,608
Asset Retirement Obligation	505,283	---

Note	9 – FAIR VALUE MEASUREMENTS

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

During 2021 and 2020, there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates.

At December 31, 2021 and 2020, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	2021
	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Financial Assets:
Equity Securities –
Domestic Equities	$6,822,808	$	---	$	---
International Equities	1,856,904		---		---
Others	462,645		---		---
	$9,142,357	$	---	$	---

	2020
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities –
U.S. Treasury Bills Maturing in 2021	$	---	$1,515,234	$	---
Equity Securities –
Domestic Equities		1,506,514	---		---
International Equities		630,494	---		---
Others		399,474	---		---
		$2,536,482	$1,515,234	$	---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents non-recurring fair value liabilities. The fair value of the non-financial liabilities incurred was $400,801 in 2021 and $0 in 2020 and was calculated using Level 3 inputs. See Note 2 for more information about this liability and the inputs used for calculating fair value.

The fair value of oil and gas properties used in estimating impairment losses of $1,673,929 for 2021 and $2,517,873 for 2020 were based on Level 3 inputs. See Note 10 for the procedure used for calculating these expenses.

Fair Value of Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade and notes receivables, trade payables and dividends payable. As of December 31, 2021 and 2020, the historical cost of cash and cash equivalents, trade and notes receivables, trade payables and dividends payable are considered representative of their respective fair values due to the short-term maturities of these items.

Note	10 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses totaling $1,673,929 for 2021 and $2,517,873 for 2020 are included in the consolidated statements of operations in the line-item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments for 2021 and 2020 were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flows from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note	11 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	2021	2020
Net Realized and Unrealized Gain on
Equity Securities	$573,631	$433,475
Gain/(Loss) on Asset Sales	(184,806)	23,590
Interest Income	23,999	147,867
Agricultural Rental Income	5,600	5,600
Dividend Income	364,469	8,487
Income from Other Investments	3,255	241,866
Interest and Other Expenses	(76,585)	(85,803)
Other Income, Net	$709,563	$775,082

Note	12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is affiliated by common management and ownership with Mesquite Minerals, Inc. (“Mesquite”), Mid-American Oil Company (“Mid-American”) and Lochbuie Limited Liability Company (“Lochbuie”). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite, Mid-American and Lochbuie.

Mesquite, Mid-American and Lochbuie share facilities and employees including executive officers with the Company. The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred in 2021 in the amount of $209,187 for Mesquite, $159,001 for Mid-American, and $208,974 for Lochbuie. Reimbursements in 2020 were $201,905 each by Mesquite, Mid-American and Lochbuie. Included in these amounts are each affiliate’s share of salaries. In 2021, the share of salaries paid by Mesquite and Lochbuie were $108,506, and $81,278 for Mid-American. In 2020, the share of salaries paid by Mesquite, Mid-American and Lochbuie was $126,245 each.

The Company purchased working interest properties of Mid-American for $500,469, effective July 1, 2021. Sales price for these properties was determined using risk-adjusted estimated cash flows of the properties as of June 30, 2021. Management believes the amounts paid are reasonable estimates of fair values of the assets acquired.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

	Year Ended December 31,
	2021	2020
Oil and Condensate (Bbls)
Proved Developed and Undeveloped Reserves:
Beginning of Year	221,795	331,162
Revisions of Previous Estimates	101,338	(65,821)
Extensions and Discoveries	60,609	---
Purchase of Reserves	38,079	---
Production	(64,547)	(43,546)
End of Year	357,274	221,795

Proved Developed Reserves:
Beginning of Year	221,795	314,932
End of Year	357,274	221,795

Gas (MCF)
Proved Developed and Undeveloped Reserves:
Beginning of Year	1,534,311	2,460,433
Revisions of Previous Estimates	772,913	(524,260)
Extensions and Discoveries	463,536	---
Purchase of Reserves	273,660	---
Production	(376,338)	(401,862)
End of Year	2,668,082	1,534,311

Proved Developed Reserves:
Beginning of Year	1,534,311	2,298,135
End of Year	2,668,082	1,534,311

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

Notes:

1.

Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 25,618 Bbls of oil and 307,986 MCF of gas for 2021 and 28,425 Bbls of oil and 304,749 MCF of gas for 2020.

2.

The preceding table sets forth estimates of the Company’s proved oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2021 and 2020. The Company engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

3.

The Company emphasizes that the reserve volumes shown are estimates, which by their nature are subject to revision in the near term. The estimates have been made by utilizing geological and reservoir data, as well as actual production performance data available to the Company. These estimates are reviewed annually and are revised upward or downward as warranted by additional performance data. The Company’s engineer is not independent but strives to use an objective approach in calculating the Company’s working interest reserve estimates.

4.

The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2021 summary reserve report was tested by comparison to 2021 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

RELATING TO PROVED WORKING INTEREST

OIL AND GAS RESERVES

(Unaudited)

	At December 31,
	2021	2020

Future Cash Inflows	$32,293,498	$9,701,762

Future Production and Development Costs	(16,056,240)	(5,910,324)

Future Asset Retirement Obligation	(2,456,290)	(1,551,502)

Future Income Tax Expense	(1,048,986)	602,785

Future Net Cash Flows	12,731,982	2,842,721

10% Annual Discount for Estimated Timing of Cash Flows	(3,892,523)	(911,074)

Standardized Measure of Discounted Future Net Cash Flows	$8,839,459	$1,931,647

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2020 and 2021, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY

CHANGES IN STANDARDIZED MEASURE OF

DISCOUNTED FUTURE NET CASH FLOWS FROM

PROVED WORKING INTEREST RESERVE QUANTITIES

(Unaudited)

	Year Ended December 31,
	2021	2020

Standardized Measure, Beginning of Year	$1,931,647	$5,479,471

Sales and Transfers, Net of Production Costs	(3,476,703)	(652,984)

Net Change in Sales and Transfer Prices, Net of Production Costs	3,787,887	(3,294,788)

Extensions, Discoveries and Improved Recoveries,

Net of Future Production and Development Costs	4,294,966	---

Revisions of Quantity Estimates	2,934,172	(499,405)

Accretion of Discount	326,800	1,020,164

Purchases of Reserves in Place	844,340	---

Net Change in Income Taxes	(1,188,405)	655,408

Net Change in Asset Retirement Obligation	505,283	(56,447)

Changes in Production Rates (Timing) and Other	(1,120,528)	(719,772)

Standardized Measure, End of Year	$8,839,459	$1,931,647

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

See Item 8, Note 12 to the consolidated financial statements. Information regarding the independence of our directors and other information called for by this Item is incorporated by reference to the Proxy Statement.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RESERVE PETROLEUM COMPANY (Registrant)

/s/ Cameron R. McLain
By: Cameron R. McLain
(Principal Financial Officer)

/s/ Lawrence R. Francis
By: Lawrence R. Francis, 1st Vice President
(Principal Financial Officer)

Date: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Eddy R. Ditzler
Kyle L. McLain (Chairman of the Board)	Eddy R. Ditzler (Director)
March 31, 2022	March 31, 2022

/s/ Marvin E. Harris, Jr.	/s/ William M. Smith
Marvin E. Harris, Jr. (Director)	William M. Smith (Director)
March 31, 2022	March 31, 2022