Form 10-Q
period 2022-03-31
RESERVE PETROLEUM CO
filed 2022-05-16
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of May 5, 2022, 156,161 shares of the registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2022	2021
Current Assets:
Cash and Cash Equivalents	$9,900,890	$10,129,157
Equity Securities	9,878,008	9,142,357
Refundable Income Taxes	301,601	350,927
Accounts Receivable	2,115,256	1,362,963
Notes Receivable	472,445	472,445

Total Current Assets	22,668,200	21,457,849

Investments:
Equity Method Investments	1,410,744	1,426,201
Other Investments	2,897,662	2,791,656

Total Investments	4,308,406	4,217,857

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,518,040	1,663,567
Proved Properties	58,234,715	58,046,754

Oil and Gas Properties, Gross	59,752,755	59,710,321

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(52,216,857)	(52,686,001)

Oil and Gas Properties, Net	7,535,898	7,024,320

Other Property and Equipment, at Cost	680,043	680,043

Less – Accumulated Depreciation	(175,246)	(146,425)

Other Property and Equipment, Net	504,797	533,618

Total Property, Plant and Equipment, Net	8,040,695	7,557,938

Other Assets	106,067	112,400

Total Assets	$35,123,368	$33,346,044

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2022	2021
Current Liabilities:
Accounts Payable	$234,268	$261,114
Other Current Liabilities	66,560	262,554

Total Current Liabilities	300,828	523,668

Long-Term Liabilities:
Asset Retirement Obligation	2,363,426	2,359,826
Dividends Payable	106,067	112,400
Deferred Tax Liability, Net	868,738	551,320

Total Long-Term Liabilities	3,338,231	3,023,546

Total Liabilities	3,639,059	3,547,214

Commitments and Contingencies

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,074,719	31,389,240

Stockholders’ Equity Before Treasury Stock	33,232,087	31,546,608

Less – Treasury Stock, at Cost	(1,747,778)	(1,747,778)

Total Stockholders’ Equity	31,484,309	29,798,830

Total Liabilities and Stockholders’ Equity	$35,123,368	$33,346,044

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating Revenues:
Oil and Gas Sales	$3,433,824	$1,600,454
Lease Bonuses and Other	236,400	---
Water Well Drilling Services	275,534	---

Total Operating Revenues	3,945,758	1,600,454

Operating Costs and Expenses:
Production	778,175	526,559
Exploration	(53,781)	16,190
Water Well Drilling Services	149,521	---
Depreciation, Depletion, Amortization and Valuation Provisions	335,046	245,125
General, Administrative and Other	534,167	573,671

Total Operating Costs and Expenses	1,743,128	1,361,545

Income from Operations	2,202,630	238,909

Equity Income/(Loss) in Investees	(83,457)	1,085

Other Income/(Loss), Net	(65,106)	86,944

Income Before Income Taxes	2,054,067	326,938

Income Tax Provision/(Benefit):
Current	51,170	(96,203)
Deferred	317,418	163,675

Total Income Tax Provision	368,588	67,472

Net Income	$1,685,479	$259,466

Per Share Data:
Net Income, Basic	$10.79	$1.66

Weighted Average Shares Outstanding, Basic	156,173	156,583

 See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Three Months Ended March 31, 2022
Balance as of December 31, 2021	$92,368	$65,000	$31,389,240	$(1,747,778)	$29,798,830
Net Income	---	---	1,685,479	---	1,685,479
Balance as of March 31, 2022	$92,368	$65,000	$33,074,719	$(1,747,778)	$31,484,309

Three Months Ended March 31, 2021
Balance as of December 31, 2020	$92,368	$65,000	$30,920,837	$(1,692,893)	$29,385,312
Net Income	---	---	259,466	---	259,466
Purchase of Treasury Stock	---	---	---	(1,585)	(1,585)
Balance as of March 31, 2021	$92,368	$65,000	$31,180,303	$(1,694,478)	$29,643,193

 See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net Cash Provided by Operating Activities	$1,441,668	$408,694

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	---	1,515,234
Proceeds from Disposal of Property, Plant and Equipment	457,898	---
Purchase of Property, Plant and Equipment	(1,069,680)	(637,236)
Purchase of Equity Method and Other Investments	(174,006)	(10,000)
Cash Distributions from Other Investments	8,318	---
Sale of Equity Securities	628,126	700,602
Purchase of Equity Securities	(1,520,591)	(1,036,150)

Net Cash Provided by/(Applied to) Investing Activities	(1,669,935)	532,450

Cash Applied to Financing Activities:
Purchase of Treasury Stock	---	(1,585)

Total Cash Applied to Financing Activities	---	(1,585)

Net Change in Cash and Cash Equivalents	(228,267)	939,559

Cash and Cash Equivalents, Beginning of Period	10,129,157	16,187,085

Cash and Cash Equivalents, End of Period	$9,900,890	$17,126,644

 See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 1 – BASIS OF PRESENTATION

In these notes the term “Company” refers to The Reserve Petroleum Company and its consolidated wholly owned subsidiary, Trinity Water Services, LLC (“TWSOK”), an Oklahoma limited liability company formed in March 2021 to provide initial capital, including the purchase of water well drilling equipment and startup costs, for TWS South, LLC (“TWSTX”), a Texas limited liability company. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of The Reserve Petroleum Company and its subsidiary, after elimination of all material intercompany balances and transactions.

The accompanying unaudited interim consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (hereinafter, the “2021 Form 10-K”).

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the consolidated statements of income are the result of estimated volumes and pricing for oil and gas payments not yet received for the period. For the three months ended March 31, 2022 and 2021, that estimate represented approximately $1,064,818 and $426,160, respectively, of oil and gas sales included in the consolidated statements of income.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended
	March 31,
	2022	2021
Oil Sales	$2,352,133	$989,228
Natural Gas Sales	936,808	550,836
Miscellaneous Oil and Gas Product Sales	144,883	60,390
	$3,433,824	$1,600,454

Note 3 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended
	March 31,
	2022	2021
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$(146,076)	$70,722
Interest Income	7,529	7,097
Dividend Income	96,302	19,653
Income from Other Investments	8,318	---
Interest and Other Expenses	(31,179)	(10,528)
Other Income/(Loss), Net	$(65,106)	$86,944

Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was approximately $8,700 during the three months ended March 31, 2022 and 2021. The Company’s investment in Broadway 68 totaled $150,784 and $141,457 at March 31, 2022 and December 31, 2021, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $947,234 and $948,693 at March 31, 2022 and December 31, 2021, respectively.

Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. Grand Woods owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,579,500 development loan (“the Loan”) that matures on November 23, 2026. The intent of the Grand Woods investment manager and investors is that proceeds from the sale of all, or part of, the property can be used to reduce or eliminate the loan. The Company does not anticipate the need to perform on the guarantee of the loan prior to a sale of property. The Company also holds notes receivable of $472,445 from Grand Woods, which are subordinate to the loan and will be paid upon the sale of property and payment of the loan. The Company’s investment in Grand Woods totaled $38,481 and $56,288 at March 31, 2022 and December 31, 2021, respectively.

QSN Office Park (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $1,100,000 development loan that matures July 15, 2023 and 20% of a $550,000 construction loan that matures March 9, 2027. The Company’s investment in QSN totaled $274,245 and $279,763 at March 31, 2022 and December 31, 2021, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $77,377 at March 31, 2022 and December 31, 2021.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at March 31, 2022 and December 31, 2021.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $500,000 at March 31, 2022 and December 31, 2021.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 23 acres. The Company’s investment in OKC totaled $82,482 at March 31, 2022 and December 31, 2021.

VCC Accern Investment, LLC (“VCC Accern”), with a 9.9% ownership, was acquired in September 2021. VCC Accern serves as a special purpose investment vehicle to hold an investment in Accern Corporation (“Accern”). Accern is a SaaS, no-code artificial intelligence (“AI”) platform that enables customers to build enterprise AI applications without having to write code or develop complex AI algorithms. The Company’s investment in VCC Accern totaled $50,458 at March 31, 2022 and December 31, 2021.

VCC Beachy Investment, LLC (“VCC Beachy”), with a 4.29% ownership, was acquired in November 2021. VCC Beachy serves as a special purpose investment vehicle to hold an investment in Beachy Co. (“Beachy”). Beachy is a provider of SaaS reservation and mobile point of sale software solutions to the hospitality and leisure industry in the United States. The Company’s investment in VCC Beachy totaled $30,198 at March 31, 2022 and December 31, 2021.

Victorum BHR2 Investment, LLC (“BHR2”), with a 16.3% ownership, was acquired in August 2021. BHR2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BHR2 totaled $300,754 at March 31, 2022 and December 31, 2021.

VCC Homebase Investment, LLC (“VCC Homebase”), with a 7.29% ownership, was acquired in June 2021. VCC Homebase serves as a special purpose investment vehicle to hold an investment in Homebase, LLC (“Homebase”). Homebase is a smart apartment solution connecting buildings with future ready access control, internet, and property management. The Company’s investment in VCC Homebase totaled $100,337 at March 31, 2022 and December 31, 2021.

VCC Mamenta Investment, LLC (“VCC Mamenta”), with a 4.17% ownership, was acquired in July 2021. VCC Mamenta serves as a special purpose investment vehicle to hold an investment in Mamenta, Inc. (“Mamenta”). Mamenta is a SaaS global commerce platform enabling brands and retailers from any country to expand internationally through a software, data management, and pre-connected multi-channel commerce network. The Company’s investment in VCC Mamenta totaled $45,193 at March 31, 2022 and December 31, 2021.

VCC MooveGuru Investment, LLC (“VCC MooveGuru”), with a 3.53% ownership, was acquired in February 2022. VCC MooveGuru serves as a special purpose investment vehicle to hold an investment in MooveGuru, Inc. (“MooveGuru”). MooveGuru is a residential real estate technology platform that provides data aggregation and marketing services to all residential real estate verticals. The Company’s investment in VCC MooveGuru totaled $30,163 at March 31, 2022.

VCC Squarefoot Investment, LLC (“VCC SquareFoot”), with a 14.85% ownership, was acquired in March 2022. VCC SquareFoot serves as a special purpose investment vehicle to hold an investment in TheSquareFoot, Inc. (“SquareFoot”). SquareFoot is a tech-enabled commercial real estate brokerage and marketplace focused on tenants looking to lease space in the U.S. The Company’s investment in VCC Squarefoot totaled $75,843 at March 31, 2022.

Note 5 – PROVISION FOR INCOME TAXES

In 2022 and 2021, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2021	$2,359,826
Liabilities settled (wells sold or plugged)	(13,028)
Accretion expense	15,059
Revision to estimate	1,569
Balance at March 31, 2022	$2,363,426

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

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates. At March 31, 2022 and December 31, 2021, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2022
	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$7,375,684	$	---	$	---
International Equities	2,037,550		---		---
Others	464,774		---		---
	$9,878,008	$	---	$	---

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$6,822,808	$	---	$	---
International Equities	1,856,904		---		---
Others	462,645		---		---
	$9,142,357	$	---	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the period ending March 31, 2022 or 2021. See Note 6 above for more information about this liability and the inputs used for calculating fair value.

There was no impairment loss in the quarter ended March 31, 2022 or 2021. This also represents non-recurring fair value measurements calculated using Level 3 inputs. See Note 8 below for a description of the impairment loss calculation.

Fair Value of Other Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and dividends payable. At March 31, 2022 and December 31, 2021, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 8 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. There were no impairment losses recorded for the period ending March 31, 2022 or 2021. Impairment losses are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provisions. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to a similar discussion in the 2021 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 3 of the 2021 Form 10-K.

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

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Executive Overview

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and 2021, and threatens to do the same in 2022. Oil and natural gas prices are expected to continue to be volatile because of the ongoing COVID-19 pandemic and its effect on oil and natural gas demand, the availability of personnel, equipment and materials, and national and world economic performance. We cannot predict the full impact that COVID-19 or the related significant disruption and volatility in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations.

The military conflict between Russia and Ukraine and related economic sanctions imposed on Russia has impacted existing supply shortages, causing oil and natural gas prices to increase even more during the first quarter of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2022, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operations of $1,441,668 in the three months ending March 31, 2022. The Company had sales of equity securities of $628,126, proceeds from disposal of property, plant and equipment of $457,898, and cash distributions from other investments of $8,318, for total cash provided by investing activities of $1,094,342 in the three months ending March 31, 2022. The Company utilized cash for the purchase of property of $1,069,680, purchase of equity method investments of $174,006 and purchase of equity securities of $1,520,591 for total cash applied of $2,764,277 in the three months ending March 31, 2022. Cash and cash equivalents decreased $228,267 (<3%) to $9,900,890 at March 31, 2022 from $10,129,157 at December 31, 2021.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2021. A discussion of these items follows.

Equity securities increased $735,651 (8%) to $9,878,008 as of March 31, 2022 from $9,142,357 at December 31, 2021. The increase was the result of $751,915 in net purchases and a $16,264 decrease in market value.

Refundable income taxes decreased $49,326 (14%) to $301,601 as of March 31, 2022 from $350,927 at December 31, 2021.

Accounts receivable increased $752,293 (55%) to $2,115,256 as of March 31, 2022 from $1,362,963 at December 31, 2021. The increase was primarily related to increased production and increased oil and gas prices during the period ending March 31, 2022.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $1,441,668 in the three months ended March 31, 2022, an increase of $1,032,974 (253%) from the comparable period in 2021 of $408,694. For more information see “Operating Revenues” and “Other Income, Net” below.

Cash applied to the purchase of property additions in the three months ended March 31, 2022 was $1,069,680, an increase of $432,444 (68%) from cash applied in the comparable period in 2021 of $637,236. For 2022, cash applied to property additions was all related to oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to the purchase of equity securities in the three months ended March 31, 2022 was $1,520,591, compared to $1,036,150 in the comparable period in 2021. Cash provided by the sale of equity securities in the three months ended March 31, 2022 was $628,126, compared to $700,602 in the comparable period in 2021.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2021 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Net income increased $1,426,013 (550%) to $1,685,479 in the three months ended March 31, 2022 from $259,466 in the comparable period in 2021. Net income per share, basic, increased $9.13 to a net income per share of $10.79 in the three months ended March 31, 2022 from a net income per share of $1.66 in the comparable period in 2021.

A discussion of revenue from oil and gas sales and other significant line items in the consolidated statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $1,833,370 (115%) to $3,433,824 in the three months ended March 31, 2022 from $1,600,454 in 2021. Of the $1,833,370 increase, crude oil sales increased $1,362,905; natural gas sales increased $385,972; and miscellaneous oil and gas product sales increased $84,493.

The $1,362,905 (138%) increase in oil sales to $2,352,133 in the three months ended March 31, 2022 from $989,228 in the comparable period in 2021 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 6,198 Bbls to 25,039 Bbls in the three months ended March 31, 2022, resulting in a positive volume variance of $325,415 compared to the comparable period in 2021. The average price per Bbl increased $41.43 to $93.94 per Bbl in the three months ended March 31, 2022, resulting in a positive price variance of $1,037,490 compared to the comparable period in 2021.

The $385,972 (71%) increase in gas sales to $936,808 in the three months ended March 31, 2022 from $550,836 in the comparable period in 2021 was the result of an increase in the average price per thousand cubic feet (MCF), partially offset by a decrease in the volume sold. The volume of gas sold decreased 11,662 MCF to 170,158 MCF in the three months ended March 31, 2022 from 181,820 MCF in the comparable period in 2021, for a negative volume variance of $(35,332). The average price per MCF increased $2.48 to $5.51 per MCF in the three months ended March 31, 2022 from $3.03 per MCF in the comparable period in 2021, resulting in a positive price variance of $421,303.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products increased $84,493 (140%) to $144,883 in the three months ended March 31, 2022 from $60,390 in the comparable period in 2021.

Lease bonuses and other increased $236,400 to $236,400 in the three months ended March 31, 2022 from none in the comparable period in 2021. The Company had $37,654 in lease bonuses and $198,746 in gain on the sale of unproved properties.

The Company had water well drilling revenues of $275,534 in the three months ended March 31, 2022 related to water well drilling through TWSTX, with none in the comparable period in 2021.

Operating Costs and Expenses. Operating costs and expenses increased $381,583 (28%) to $1,743,128 in the three months ended March 31, 2022 from $1,361,545 in the comparable period in 2021. The increase was primarily due to increased production, revenue, and drilling activity in the 2022 period.

Production Costs. Production costs increased $251,616 (48%) to $778,175 in the three months ended March 31, 2022 from $526,559 in the comparable period in 2021. This increase was primarily the result of an increase of $136,720 in lease operating expense and an increase of $60,500 in production tax and an increase of $54,396 in hauling, compression and other expenses.

Exploration Costs. Total exploration expense decreased $69,971 to $(53,781) in the three months ended March 31, 2022 from $16,190 in the comparable period in 2021. This change was the result of an increase in geological and geophysical costs of $13,210, an increase in dry hole costs, P&A and other costs of $75,612, offset by an adjustment to leaseholds of $158,793.

The following is a summary as of May 6, 2022, updating both exploration and development activity from December 31, 2021, for the period ended March 31, 2022.

The Company participated with its 14.85% working interest in the drilling of an exploratory well on a San Patricio County, Texas prospect. It is currently awaiting completion. An exploratory well will be drilled on another nearby prospect starting in July 2022. Leasehold costs for the period were $2,325. Additional capitalized costs were $205,673.

The Company participated with its 18% working interest in the drilling of an exploratory horizontal well on a Nolan County, Texas prospect. The well was successfully drilled with casing set, and it is currently awaiting completion. An old well has been re-entered and converted to a saltwater disposal well. Geological costs for the period were $11,250. Leasehold costs were $12,903 and additional capitalized costs were $238,105.

The Company participated with its 3% working interest in the drilling of a development well on a Hitchcock County, Nebraska prospect. It is currently awaiting completion. Capitalized costs for the period were $4,259.

The Company participated with its 20% working interest in the drilling of a step-out well on a Finney County, Kansas prospect. The well was completed as a commercial oil producer. Capitalized costs for the period were $125,000.

In January 2022, the Company purchased a 20% interest in 1,536 net acres of leasehold on another Finney County, Kansas prospect for $41,150. An exploratory well was drilled on the prospect and completed as a dry hole. Dry hole costs for the period were $78,294.

The Company participated with its 10% working interest in the drilling of a development horizontal well on a Logan County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. The Company will participate in the drilling of three additional development horizontal wells on the prospect starting in May 2022. Capitalized costs for the period were $329,793, including $5,855 of prospect leasehold costs.

The Company participated with a 1% working interest in the drilling of a development horizontal well on fee minerals located in Ellis County, Oklahoma. A completion is in progress. Capitalized costs for the period were $67,953.

The Company participated with its 19% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. It is currently awaiting completion.

At this time, the oil and gas industry is experiencing severe shortages of personnel, equipment and materials. The pending activity discussed above may or may not proceed as scheduled or in a timely manner, depending on the ability of our operators to secure the needed services and materials.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $89,921 (37%) to $335,046 in the three months ended March 31, 2022 from $245,125 in the comparable period in 2021, primarily due to an increase in drilling costs in the current period.

General, Administrative and Other (G&A). G&A decreased $39,504 (7%) to $534,167 in the three months ended March 31, 2022 from $573,671 in the comparable period in 2021. The decrease was primarily due to a decrease in accounting services and consulting costs related to implementation of new accounting software.

Other Income/(Loss), Net. Other Income/(Loss), Net decreased $152,050 to loss of $(65,106) in the three months ended March 31, 2022 from income of $86,944 in the comparable period in 2021. See Note 3 to the accompanying consolidated financial statements for the various components of Other Income, Net.

Income Tax Provision. In the three months ended March 31, 2022, the Company had an estimated income tax provision of $368,588 as the result of a deferred tax provision of $317,418 and a current tax provision of $51,170. In the comparable period in 2021, the Company had an estimated income tax provision of $67,472 as the result of a deferred tax provision of $163,675 and a current tax benefit of $96,203. See Note 5 to the accompanying consolidated financial statements for additional information on income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2022, the Company did not have any material legal proceedings brought against it or its properties.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date:	May 16, 2022	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date:	May 16, 2022	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer