Form 10-Q
period 2022-06-30
RESERVE PETROLEUM CO
filed 2022-08-15
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 5, 2022, 156,157 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,	December 31,
	2022	2021
Current Assets:
Cash and Cash Equivalents	$9,033,320	$10,129,157
Equity Securities	7,762,334	9,142,357
Refundable Income Taxes	646,844	350,927
Accounts Receivable	2,325,136	1,362,963
Total Current Assets	19,767,634	20,985,404

Investments:
Equity Method Investments	1,952,305	1,898,646
Other Investments	3,609,082	2,791,656
Total Investments	5,561,387	4,690,302

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,912,488	1,663,567
Proved Properties	58,857,270	58,046,754
Oil and Gas Properties, Gross	60,769,758	59,710,321

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(51,030,734)	(52,686,001)

Oil and Gas Properties, Net	9,739,024	7,024,320

Other Property and Equipment, at Cost	763,283	680,043

Less – Accumulated Depreciation	(206,845)	(146,425)

Other Property and Equipment, Net	556,438	533,618

Total Property, Plant and Equipment, Net	10,295,462	7,557,938

Total Assets	$35,624,483	$33,233,644

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2022	2021
Current Liabilities:
Accounts Payable	$689,963	$261,114
Other Current Liabilities	29,362	262,554

Total Current Liabilities	719,325	523,668

Long-Term Liabilities:
Asset Retirement Obligation	2,372,798	2,359,826
Deferred Tax Liability, Net	1,785,794	551,320

Total Long-Term Liabilities	4,158,592	2,911,146

Total Liabilities	4,877,917	3,434,814

Commitments and Contingencies

Stockholders’ Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	32,339,056	31,389,240

Stockholders’ Equity Before Treasury Stock	32,496,424	31,546,608

Less – Treasury Stock, at Cost	(1,749,858)	(1,747,778)

Total Stockholders’ Equity	30,746,566	29,798,830

Total Liabilities and Stockholders’ Equity	$35,624,483	$33,233,644

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues:
Oil and Gas Sales	$4,038,353	$1,486,844	$7,472,177	$3,087,298
Lease Bonuses and Other	104,147	9,000	141,801	9,000
Water Well Drilling Services	269,154	75,477	544,688	75,477

Total Operating Revenues	4,411,654	1,571,321	8,158,666	3,171,775

Operating Costs and Expenses:
Production	825,870	487,414	1,604,045	1,013,973
Exploration	47,758	12,957	(6,023)	29,147
Water Well Drilling Services	221,096	117,124	370,617	117,124
Depreciation, Depletion, Amortization and Valuation Provisions	295,400	148,389	630,446	393,514
Gain on Disposition of Oil and Gas Properties	(279)	(15,243)	(199,025)	(15,243)
General, Administrative and Other	399,910	500,131	934,077	1,073,802

Total Operating Costs and Expenses	1,789,755	1,250,772	3,334,137	2,612,317

Income from Operations	2,621,899	320,549	4,824,529	559,458

Equity Loss in Investees	(50,133)	(1,100)	(133,590)	(15)

Other Income/(Loss), Net	(1,466,938)	374,048	(1,532,044)	460,992

Income Before Income Taxes	1,104,828	693,497	3,158,895	1,020,435

Income Tax Provision/(Benefit):
Current	(638,138)	219,311	(586,968)	123,108
Deferred	917,056	(168,985)	1,234,474	(5,310)

Total Income Tax Provision	278,918	50,326	647,506	117,798

Net Income	$825,910	$643,171	$2,511,389	$902,637

Per Share Data
Net Income, Basic	$5.29	$4.11	$16.08	$5.77

Cash Dividends Declared and/or Paid	$10.00	$5.00	$10.00	$5.00

Weighted Average Shares Outstanding, Basic	156,161	156,567	156,167	156,567

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Three Months Ended June 30, 2022
Balance as of March 31, 2022	$92,368	$65,000	$33,074,719	$(1,747,778)	$31,484,309
Net Income	---	---	825,910	---	825,910
Dividends Declared	---	---	(1,561,573)	---	(1,561,573)
Purchase of Treasury Stock	---	---	---	(2,080)	(2,080)
Balance as of June 30, 2022	$92,368	$65,000	$32,339,056	$(1,749,858)	$30,746,566

Three Months Ended June 30, 2021
Balance as of March 31, 2021	$92,368	$65,000	$31,180,303	$(1,694,478)	$29,643,193
Net Income	---	---	643,171	---	643,171
Dividends Declared	---	---	(782,892)	---	(782,892)
Purchase of Treasury Stock	---	---	---	(2,860)	(2,860)
Balance as of June 30, 2021	$92,368	$65,000	$31,040,582	$(1,697,338)	$29,500,612

Six Months Ended June 30, 2022
Balance as of December 31, 2021	$92,368	$65,000	$31,389,240	$(1,747,778)	$29,798,830
Net Income	---	---	2,511,389	---	2,511,389
Dividends Declared	---	---	(1,561,573)	---	(1,561,573)
Purchase of Treasury Stock	---	---	---	(2,080)	(2,080)
Balance as of June 30, 2022	$92,368	$65,000	$32,339,056	$(1,749,858)	$30,746,566

Six Months Ended June 30, 2021
Balance as of December 31, 2020	$92,368	$65,000	$30,920,837	$(1,692,893)	$29,385,312
Net Income	---	---	902,637	---	902,637
Dividends Declared	---	---	(782,892)	---	(782,892)
Purchase of Treasury Stock	---	---	---	(4,445)	(4,445)
Balance as of June 30, 2021	$92,368	$65,000	$31,040,582	$(1,697,338)	$29,500,612

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Net Cash Provided by Operating Activities	$4,391,434	$874,504

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	---	1,515,234
Proceeds from Disposal of Property, Plant and Equipment	457,898	22,000
Equipment
Purchase of Property, Plant and Equipment	(3,083,402)	(903,903)
Purchase of Equity Method and Other Investments	(1,029,426)	(1,200,337)
Cash Distributions from Other Investments	81,205	---
Sale of Equity Securities	2,059,005	1,063,813
Purchase of Equity Securities	(2,408,898)	(13,390,547)

Net Cash Applied to Investing Activities	(3,923,618)	(12,893,740)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(1,561,573)	(782,892)
Purchase of Treasury Stock	(2,080)	(4,445)

Total Cash Applied to Financing Activities	(1,563,653)	(787,337)

Net Change in Cash and Cash Equivalents	(1,095,837)	(12,806,573)

Cash and Cash Equivalents, Beginning of Period	10,129,157	16,187,085

Cash and Cash Equivalents, End of Period	$9,033,320	$3,380,512

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Note 1 – BASIS OF PRESENTATION

In these notes the term “Company” refers to The Reserve Petroleum Company and its consolidated wholly owned subsidiary, Trinity Water Services, LLC (“TWSOK”), an Oklahoma limited liability company formed in March 2021 to provide initial capital, including the purchase of water well drilling equipment and startup costs, for TWS South, LLC (“TWSTX”), a Texas limited liability company. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of The Reserve Petroleum Company and its subsidiary, after elimination of all material intercompany balances and transactions.

The accompanying balance sheet as of December 31, 2021, which has been derived from audited financial statements, the unaudited interim consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “2021 Form 10-K”).

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Reclassifications

Certain amounts in the 2021 financial statements have been reclassified to conform to the 2022 presentation. The amounts were not material to the consolidated financial statements and had no effect on previously reported net income or stockholders’ equity.

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the consolidated statements of income are the result of estimated volumes and pricing for oil and gas product not yet received for the period. For the six months ended June 30, 2022 and 2021, that estimate represented approximately $2,144,069 and $395,331, respectively, of oil and gas sales included in the consolidated statements of income.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Oil Sales	$2,629,073	$1,028,216	$4,981,206	$2,017,443
Natural Gas Sales	1,288,688	405,809	2,225,496	956,645
Miscellaneous Oil and Gas Product Sales	120,592	52,819	265,475	113,210
	$4,038,353	$1,486,844	$7,472,177	$3,087,298

Note 3 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$(1,583,840)	$534,619	$(1,729,916)	$601,989
Interest Income	9,670	6,061	17,199	13,158
Agricultural Rental Income	---	5,600	---	5,600
Dividend Income	87,824	62,774	184,126	82,426
Income/(Loss) on Other Investments	48,137	(208,298)	56,455	(208,298)
Interest and Other Expenses	(28,729)	(26,708)	(59,908)	(33,883)
Other Income/(Loss), Net	$(1,466,938)	$374,048	$(1,532,044)	$460,992

Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway”), an Oklahoma limited liability company, with a 33% ownership. Broadway owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway was approximately $17,400 during the six months ended June 30, 2022 and 2021. The Company’s investment in Broadway totaled $131,063 and $141,457 at June 30, 2022 and December 31, 2021, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,052,152 and $948,693 at June 30, 2022 and December 31, 2021, respectively.

Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company, with a 47% ownership, was acquired in 2015. Grand Woods owns approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company has guaranteed $1,200,000 of a $1,579,500 development loan (“the Loan”) that matures on November 23, 2026. The intent of the Grand Woods investment manager and investors is that proceeds from the sale of all, or part of, the property can be used to reduce or eliminate the loan. The Company does not anticipate the need to perform on the guarantee of the loan prior to a sale of property. In June 2022, notes receivable from Grand Woods in the amount of $472,445 were converted to equity in the investment. The Company’s investment in Grand Woods totaled $498,021 and $528,733 at June 30, 2022 and December 31, 2021, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $1,100,000 development loan that matures July 15, 2023 and 20% of a $550,000 construction loan that matures March 9, 2027. The Company’s investment in QSN totaled $271,069 and $279,763 at June 30, 2022 and December 31, 2021, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $77,377 at June 30, 2022 and December 31, 2021.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at June 30, 2022 and December 31, 2021.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $500,000 at June 30, 2022 and December 31, 2021.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 23 acres. The Company’s investment in OKC totaled $82,482 at June 30, 2022 and December 31, 2021.

Stott’s Mill (“Stott’s Mill”), with a 50% ownership, was acquired in May 2022. Stott’s Mill consists of two residential lots in a developing subdivision located in Basalt, CO. The Company’s investment in Stott’s Mill totaled $686,353 at June 30, 2022.

VCC Accern Investment, LLC (“VCC Accern”), with a 9.9% ownership, was acquired in September 2021. VCC Accern serves as a special purpose investment vehicle to hold an investment in Accern Corporation (“Accern”). Accern is a SaaS, no-code artificial intelligence (“AI”) platform that enables customers to build enterprise AI applications without having to write code or develop complex AI algorithms. The Company’s investment in VCC Accern totaled $50,458 at June 30, 2022 and December 31, 2021.

VCC Beachy Investment, LLC (“VCC Beachy”), with a 4.29% ownership, was acquired in November 2021. VCC Beachy serves as a special purpose investment vehicle to hold an investment in Beachy Co. (“Beachy”). Beachy is a provider of SaaS reservation and mobile point of sale software solutions to the hospitality and leisure industry in the United States. The Company’s investment in VCC Beachy totaled $30,198 at June 30, 2022 and December 31, 2021.

Victorum BHR2 Investment, LLC (“BHR2”), with a 16.3% ownership, was acquired in August 2021. BHR2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BHR2 totaled $300,754 at June 30, 2022 and December 31, 2021.

VCC Homebase Investment, LLC (“VCC Homebase”), with a 7.29% ownership, was acquired in June 2021. VCC Homebase serves as a special purpose investment vehicle to hold an investment in Homebase, LLC (“Homebase”). Homebase is a smart apartment solution connecting buildings with future ready access control, internet, and property management. The Company’s investment in VCC Homebase totaled $125,404 and $100,337 at June 30, 2022 and December 31, 2021, respectively.

VCC Mamenta Investment, LLC (“VCC Mamenta”), with a 4.17% ownership, was acquired in July 2021. VCC Mamenta serves as a special purpose investment vehicle to hold an investment in Mamenta, Inc. (“Mamenta”). Mamenta is a SaaS global commerce platform enabling brands and retailers from any country to expand internationally through a software, data management, and pre-connected multi-channel commerce network. The Company’s investment in VCC Mamenta totaled $45,193 at June 30, 2022 and December 31, 2021.

VCC MooveGuru Investment, LLC (“VCC MooveGuru”), with a 3.53% ownership, was acquired in February 2022. VCC MooveGuru serves as a special purpose investment vehicle to hold an investment in MooveGuru, Inc. (“MooveGuru”). MooveGuru is a residential real estate technology platform that provides data aggregation and marketing services to all residential real estate verticals. The Company’s investment in VCC MooveGuru totaled $30,163 at June 30, 2022.

VCC SquareFoot Investment, LLC (“VCC SquareFoot”), with a 14.85% ownership, was acquired in March 2022. VCC SquareFoot serves as a special purpose investment vehicle to hold an investment in TheSquareFoot, Inc. (“SquareFoot”). SquareFoot is a tech-enabled commercial real estate brokerage and marketplace focused on tenants looking to lease space in the U.S. The Company’s investment in VCC SquareFoot totaled $75,843 at June 30, 2022.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2021	$2,359,826
Liabilities settled (wells sold or plugged)	(18,715)
Revision to estimate	1,569
Accretion expense	30,118
Balance at June 30, 2022	$2,372,798

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

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates. At June 30, 2022 and December 31, 2021, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2022
	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$6,176,271	$	---	$	---
International Equities	1,369,874		---		---
Others	216,189		---		---
	$7,762,334	$	---	$	---

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$6,822,808	$	---	$	---
International Equities	1,856,904		---		---
Others	462,645		---		---
	$9,142,357	$	---	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the periods ending June 30, 2022 or 2021. See Note 6 above for more information about this liability and the inputs used for calculating fair value.

There was no impairment loss in the six months ended June 30, 2022 or 2021. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. See Note 8 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, and trade payables. At June 30, 2022 and December 31, 2021, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 8 - LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. There were no impairment losses recorded in the six months ended June 30, 2022 or 2021. Impairment losses, when recorded, are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provisions, when recorded. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for estimating future revenue and cash flow.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.

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

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Executive Overview

The military conflict between Russia and Ukraine and related economic sanctions imposed on Russia has impacted existing supply shortages, causing oil and natural gas prices to increase during the first half of 2022. We cannot predict how the conflict will affect oil and natural gas prices in the future.

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first half of 2022, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operations of $4,391,434, cash provided by sales of equity securities and investments of $2,140,210 and cash provided by property dispositions of $457,898 for total cash provided of $6,989,542. The Company utilized cash for property additions of $3,083,402, the purchase of equity securities and other investments of $3,438,324 and financing activities of $1,563,653 for cash applied of $8,085,379. Cash and cash equivalents decreased $1,095,837 (11%) to $9,033,320 at June 30, 2022 compared to $10,129,157 at December 31, 2021.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2021. A discussion of these items follows.

Equity securities decreased $1,380,023 (15%) to $7,762,334 as of June 30, 2022 from $9,142,357 at December 31, 2021. The decrease was the result of $230,241 in net purchases and a $1,610,264 net decrease in market value.

Accounts receivable increased $962,173 (71%) to $2,325,136 as of June 30, 2022 from $1,362,963 at December 31, 2021. The increase was primarily due to increased oil and gas prices and activity. There was also an increase in water well drilling accounts receivable of $136,012 (453%) to $166,012 as of June 30, 2022 from $30,000 at December 31, 2021.

Refundable income taxes increased $295,917 (84%) to $646,844 as of June 30, 2022 from $350,927 at December 31, 2021.

Notes Receivable of $472,445 from Grand Woods Development, LLC (“Grand Woods”), an equity method investee, was converted to equity. See Note 4 to the accompanying financial statements for additional information on Grand Woods.

Accounts payable and other current liabilities increased $195,657 (37%) to $719,325 as of June 30, 2022 from $523,668 at December 31, 2021, primarily due to timing differences in the processing of accounts payable and other current liabilities.

Discussion of Significant Changes in the Condensed Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $4,391,434 in the six months ended June 30, 2022, an increase of $3,516,930 (402%) from the comparable period in 2021 of $874,504. For more information see “Operating Revenues” and “Other Income/(Loss)” below.

Cash applied to the purchase of property additions in 2022 was $3,083,402 in the six months ended June 30, 2022, an increase of$2,179,499 from cash applied in the comparable period in 2021 of $903,903. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events, or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2021 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2022

Net income increased $1,608,752 (178%) to $2,511,389 in the six months ended June 30, 2022 from $902,637 in the comparable period in 2021. Net income, basic, increased $10.31 to $16.08 per share in the six months ended June 30, 2022 from $5.77 per share in the comparable period in 2021.

A discussion of revenue from oil and gas sales and other significant line items in the consolidated statements of income follows.

Operating Revenues. Revenues from oil and gas sales increased $4,384,879 (142%) to $7,472,177 in 2022 from $3,087,298 in 2021. This was due to increases in crude oil sales of $2,963,763, natural gas sales of $1,268,851 and sales of miscellaneous products of $152,265.

The $2,963,763 (147%) increase in oil sales to $4,981,206 in the six months ended June 30, 2022 from $2,017,443 in the comparable period in 2021 was the net result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 12,443 Bbls to 48,484 Bbls in the six months ended June 30, 2022, resulting in a positive volume variance of $696,535. The average price per Bbl increased $46.76 to $102.74 per Bbl in the six months ended June 30, 2022 from $55.98 per Bbl in the comparable period in 2021, resulting in a positive price variance of $2,267,228.

The $1,268,851 (133%) increase in natural gas sales to $2,225,496 in the six months ended June 30, 2022 from $956,645 in the comparable period in 2021 was the result of an increase in the volume sold and an increase in the average price per thousand cubic feet (MCF). The volume of natural gas sold increased 27,953 MCF to 351,054 MCF in the six months ended June 30, 2022 from 323,101 MCF in the comparable period in 2021, for a positive volume variance of $82,763. The average price per MCF increased $3.38 to $6.34 per MCF in the six months ended June 30, 2022 from $2.96 per MCF in the comparable period in 2021, resulting in a positive price variance of $1,186,088.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous products were $265,475 in the six months ended June 30, 2022 compared to $113,210 in the comparable period in 2021, lease bonuses increased $132,801 to $141,801 in the six months ended June 30, 2022 for leases on its owned minerals with $9,000 in the comparable period in 2021.

The Company had water well drilling revenues of $544,688 in the six months ended June 30, 2022 related to water well drilling through TWSTX, with $75,477 in the comparable period in 2021.

Operating Costs and Expenses. Operating costs and expenses increased $721,820 (28%) to $3,334,137 in the six months ended June 30, 2022 from $2,612,317 in the comparable period in 2021. Material line-item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $590,072 (58%) in the six months ended June 30, 2022 to $1,604,045 from $1,013,973 in the comparable period in 2021. The increase was the result of an increase in gross production taxes and transportation costs of $302,523 and increases in lease operating expense and other costs of $287,549.

Exploration Costs. Exploration costs decreased $35,170 to $(6,023) in the six months ended June 30, 2022 from $29,147 in the comparable period in 2021. This change was the result of an increase in geological, geophysical cost of $20,991, an increase in dry hole costs, P&A and other costs of $102,632, offset by an adjustment to leaseholds of $(158,793).

The following is a summary as of August 6, 2022, updating both exploration and development activity from December 31, 2021, for the period ended June 30, 2022.

The Company participated with its 14.85% working interest in the drilling of exploratory wells on two San Patricio County, Texas prospects. One well has been completed as a commercial gas producer and the other is awaiting completion. Leasehold costs for the period were $2,439. Additional capitalized costs were $469,364.

The Company participated with its 18% working interest in the drilling of an exploratory horizontal well on a Nolan County, Texas prospect. The well has been drilled and completed and is currently awaiting the installation of electricity. An old well has been re-entered and converted to a saltwater disposal well. Geological costs for the period were $20,625. Actual leasehold costs of $160,036 for the period were offset by $457,898 of proceeds from the sell down of the Company’s interest for net leasehold costs of $(297,862). Additional capitalized costs were $860,982.

The Company participated with its 3% working interest in the drilling of a step-out well and with a 2.25% working interest in a development well on a Hitchcock County, Nebraska prospect. A completion attempt of the first well was uneconomic, and it is currently shut in. A completion of the second well is in progress. Capitalized costs for the period were $14,321.

The Company participated with its 20% working interest in the drilling of two step-out wells on a Finney County, Kansas prospect. The first well was completed as a commercial oil producer and a completion is in progress on the second. Capitalized costs for the period were $223,981.

In January 2022, the Company purchased a 20% interest in 1,536 net acres of leasehold on another Finney County, Kansas prospect for $41,150. An exploratory well was drilled on the prospect and completed as a dry hole. Dry hole costs for the period were $86,715.

The Company participated with its 10% working interest in the drilling of a development horizontal well on a Logan County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. The Company is participating in the drilling of four additional development horizontal wells on the prospect. Three of the wells have been drilled with casing set and drilling is in progress on the fourth. The four wells will be completed simultaneously. Capitalized costs for the period were $1,007,011, including $6,120 of prospect leasehold costs.

The Company participated with a 1% working interest in the drilling of a development horizontal well on fee minerals located in Ellis County, Oklahoma. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $67,354.

The Company participated with its 19% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. A completion is in progress. Capitalized costs for the period were $133,000.

The Company participated with a 0.3% interest in the drilling of an exploratory horizontal well on leasehold in Stephens County, Oklahoma. A completion is in progress. Capitalized costs for the period were $20,941.

The Company will participate with a 4.6% interest in the drilling of an exploratory horizontal well on leasehold in Dewey County, Oklahoma starting in August 2022. Prepaid costs for the period were $272,385.

In April 2022, the Company purchased a 5% interest in leasehold, minerals and seismic on a Grayson County, Texas prospect for $364,773. Additional leasehold costs for the period were $2,556. In July 2022, the Company purchased an additional 1% interest in the prospect for $72,955. An exploratory well will be drilled on the prospect starting in September 2022.

In July 2022, the Company agreed to purchase a 10% interest in 8,831 net acres of leasehold and 59 wells (39 producers) in Campbell County, Wyoming for $2,700,000. The transaction will close at the end of August 2022.

In July 2022, the Company agreed to purchase a 10% interest in 639.2 net acres of leasehold on a Dewey County, Oklahoma prospect for $63,920. An exploratory horizontal well will be drilled on the prospect starting in October 2022.

The Company will purchase the working interest properties of Mesquite Minerals, Inc., an affiliated company, for $963,667 effective July 1, 2022. This amount is preliminary and subject to adjustment. The Company already owns working interests in these properties.

At this time, the oil and gas industry is experiencing severe shortages of personnel, equipment and materials. The pending activity discussed above may or may not proceed as scheduled or in a timely manner, depending on the ability of our operators to secure the needed services and materials.

Water Well Drilling Costs. Water well drilling costs increased $253,493 (216%) to $370,617 in the six months ended June 30, 2022 from $117,124 in the comparable period in 2021. These costs consist of contract labor, equipment rental and maintenance, fuel costs, and other operating supplies related to the drilling of water wells through TWSTX.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $236,932 (60%) to $630,446 in the six months ended June 30, 2022 from $393,514 in the comparable period in 2021, primarily due to an increase in capitalized drilling costs in the current period.

Gain on Disposition of Oil and Gas Properties. The Company had an increase in gains on oil and gas property sales of $199,025 in the six months ended June 30, 2022 compared to $15,243 gain in the comparable period in 2021. The current period gain was primarily due to the sale of 50% ownership of assets in a Nolan County, Texas prospect.

General, Administrative and Other (G&A). G&A decreased $139,725 (13%) to $934,077 in the six months ended June 30, 2022 from $1,073,802 in the comparable period in 2021. The decrease was primarily due to a decrease in accounting services and consulting costs related to implementation of new accounting software.

Other Income/(Loss), Net. Other income/(loss), net was $(1,532,044) in the six months ended June 30, 2022 as compared to $460,992 in the comparable period in 2021. See Note 3 to the accompanying financial statements for the analysis of the various components of this line item.

Income Tax Provision. In the six months ended June 30, 2022 the Company had an estimated income tax provision of $647,506 as the result of a deferred tax provision of $1,234,474 and a current tax benefit of $586,968. In the comparable period in 2021, the Company had an estimated income tax provision of $117,798 as the result of a deferred tax benefit of $5,310 and a current tax provision of $123,108. See Note 5 to the accompanying financial statements for additional information on income taxes.

Results of Operations – Three Months Ended June 30, 2022

Net income increased $182,739 to $825,910 in the three months ended June 30, 2022 from $643,171 in the comparable period in 2021. The material changes in the results of operations, which caused the increase in net income, are discussed below.

Operating Revenues. Revenues from crude oil and natural gas sales increased $2,551,509 (172%) to $4,038,353 in the three months ended June 30, 2022 from $1,486,844 in the comparable period in 2021. This was due to increases in crude oil sales of $1,600,857, natural gas sales of $882,879 and sales of miscellaneous products of $67,773.

The $1,600,857 (156%) increase in oil sales to $2,629,073 in the three months ended June 30, 2022 from $1,028,216 in the comparable period in 2021 was the net result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 6,245 Bbls to 23,445 Bbls in the three months ended June 30, 2022, resulting in a positive volume variance of $373,354. The average price per Bbl increased $52.36 to $112.14 per Bbl in the three months ended June 30, 2021 from $59.78 per Bbl in the comparable period in 2021, resulting in a positive price variance of $1,227,503.

The $882,879 (218%) increase in natural gas sales to $1,288,688 in the three months ended June 30, 2022 from $405,809 in the comparable period in 2021 was the result of an increase in the volume sold and an increase in the average price per thousand cubic feet (MCF). The volume of natural gas sold increased 39,615 MCF to 180,896 MCF in the three months ended June 30, 2022 from 141,281 MCF in the comparable period in 2021, for a positive volume variance of $113,788. The average price per MCF increased $4.25 to $7.12 per MCF in the three months ended June 30, 2022 from $2.87 per MCF in the comparable period in 2021, resulting in a positive price variance of $769,091.

Operating Costs and Expenses. Operating costs and expenses increased $538,983 (43%) to $1,789,755 in the three months ended June 30, 2022 from $1,250,772 in the comparable period in 2021. This was mostly due to increases in costs related to production of $338,456, exploration of $34,801, DD&A of $147,011 and water well drilling of $103,972, offset by a decrease in G&A costs of $100,221, and a decrease in gain of disposition of oil and gas properties of $14,964.

Other Income/(Loss), Net. Other income/(loss), net was $(1,466,938) in the three months ended June 30, 2022 as compared to $374,048 in the comparable period in 2021. See Note 3 to the accompanying financial statements for the analysis of the various components of this line item.

Income Tax Provision. Income tax provision increased $228,592 to $278,918 in the three months ended June 30, 2022 from $50,326 in the comparable period in 2021. See discussion above in “Item 2.” and Note 5 to the accompanying consolidated financial statements for a discussion of the changes in the provision for income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2022, the Company was not party to, and its properties were not subject to, any material legal proceedings.

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

THE RESERVE PETROLEUM COMPANY (Registrant)

Date: August 15, 2022	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: August 15, 2022	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer