Form 10-Q
period 2022-09-30
RESERVE PETROLEUM CO
filed 2022-11-14
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 2, 2022, 156,157 shares of the Registrant’s $0.50 par value common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and Cash Equivalents	$5,045,184	$10,129,157
Available-for-Sale Debt Securities	885,986	---
Equity Securities	6,751,837	9,142,357
Refundable Income Taxes	55,809	350,927
Accounts Receivable	1,936,191	1,362,963
Total Current Assets	14,675,007	20,985,404

Investments:
Equity Method Investments	2,214,633	1,898,646
Other Investments	5,054,557	2,791,656
Total Investments	7,269,190	4,690,302

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,948,786	1,663,567
Proved Properties	64,282,389	58,046,754
Oil and Gas Properties, Gross	66,231,175	59,710,321

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(50,874,885)	(52,686,001)

Oil and Gas Properties, Net	15,356,290	7,024,320

Other Property and Equipment, at Cost	758,255	680,043

Less – Accumulated Depreciation	(197,263)	(146,425)

Other Property and Equipment, Net	560,992	533,618

Total Property, Plant and Equipment, Net	15,917,282	7,557,938

Total Assets	$37,861,479	$33,233,644

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND EQUITY

	September 30,	December 31,
	2022	2021
Current Liabilities:
Accounts Payable	$346,344	$261,114
Other Current Liabilities	43,645	262,554
Note Payable, Current Portion	133,392	---
Total Current Liabilities	523,381	523,668

Long-Term Liabilities:
Asset Retirement Obligation	2,611,443	2,359,826
Deferred Tax Liability, Net	1,497,344	551,320
Note Payable, Less Current Portion	1,337,155	---
Total Long-Term Liabilities	5,445,942	2,911,146

Total Liabilities	5,969,323	3,434,814

Commitments and Contingencies

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,370,308	31,389,240

Equity Before Treasury Stock	33,527,676	31,546,608

Less – Treasury Stock, at Cost	(1,749,858)	(1,747,778)

Total Equity Applicable to The Reserve Petroleum Company	31,777,818	29,798,830

Non-Controlling Interests	114,338	---

Total Equity	31,892,156	29,798,830

Total Liabilities and Equity	$37,861,479	$33,233,644

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022	2021
Operating Revenues:
Oil and Gas Sales		$3,322,974		$3,236,728	$10,795,151	$6,324,026
Lease Bonuses and Other		13,471		803	155,272	9,803
Water Well Drilling Services		281,974		(38,570)	826,662	36,907

Total Operating Revenues		3,618,419		3,198,961	11,777,085	6,370,736

Operating Costs and Expenses:
Production		873,848		800,888	2,477,893	1,814,861
Exploration		284,635		430,855	278,612	460,002
Water Well Drilling Services		243,094		99,289	613,711	216,413
Depreciation, Depletion, Amortization and
Valuation Provisions		288,202		556,993	918,648	950,507
Gain on Disposition of Oil and Gas Properties		---		(1,070)	(199,025)	(16,313)
General, Administrative and Other		466,911		410,720	1,400,988	1,484,522

Total Operating Costs and Expenses		2,156,690		2,297,675	5,490,827	4,909,992

Income from Operations		1,461,729		901,286	6,286,258	1,460,744

Equity Loss in Investees		(8,227)		(64,963)	(111,105)	(64,978)

Other Income/(Loss), Net		(55,009)		(100,524)	(1,617,765)	360,468

Income Before Income Taxes		1,398,493		735,799	4,557,388	1,756,234

Income Tax Provision/(Benefit):
Current		655,691		(5,125)	68,723	117,983
Deferred		(288,450)		98,205	946,024	92,895

Total Income Tax Provision		367,241		93,080	1,014,747	210,878

Net Income		$1,031,252		$642,719	$3,542,641	$1,545,356

Per Share Data
Net Income, Basic and Diluted		$6.60		$4.11	$22.69	$9.87

Cash Dividends Declared and/or Paid	$	---	$	---	$10.00	$5.00

Weighted Average Shares Outstanding,
Basic and Diluted		156,161		156,561	156,165	156,567

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests		Total

Three Months Ended September 30, 2022
Balance as of June 30, 2022	$92,368	$65,000	$32,339,056	$(1,749,858)	$	---	$30,746,566
Net Income	---	---	1,031,252	---		---	1,031,252
Purchase of Treasury Stock	---	---	---	---		---	---
Change in Non-Controlling Interests	---	---	---	---		114,338	114,338
Balance as of September 30, 2022	$92,368	$65,000	$33,370,308	$(1,749,858)		$114,338	$31,892,156

Three Months Ended September 30, 2021
Balance as of June 30, 2021	$92,368	$65,000	$31,040,582	$(1,697,338)	$	---	$29,500,612
Net Income	---	---	642,719	---		---	642,719
Purchase of Treasury Stock	---	---	---	---		---	---
Balance as of September 30, 2021	$92,368	$65,000	$31,683,301	$(1,697,338)	$	---	$30,143,331

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$92,368	$65,000	$31,389,240	$(1,747,778)	$	---	$29,798,830
Net Income	---	---	3,542,641	---		---	3,542,641
Dividends Declared	---	---	(1,561,573)	---		---	(1,561,573)
Purchase of Treasury Stock	---	---	---	(2,080)		---	(2,080)
Change in Non-Controlling Interests	---	---	---	---		114,338	114,338
Balance as of September 30, 2022	$92,368	$65,000	$33,370,308	$(1,749,858)		$114,338	$31,892,156

Nine Months Ended September 30, 2021
Balance as of December 31, 2020	$92,368	$65,000	$30,920,837	$(1,692,893)	$	---	$29,385,312
Net Income	---	---	1,545,356	---		---	1,545,356
Dividends Declared	---	---	(782,892)	---		---	(782,892)
Purchase of Treasury Stock	---	---	---	(4,445)		---	(4,445)
Balance as of September 30, 2021	$92,368	$65,000	$31,683,301	$(1,697,338)	$	---	$30,143,331

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Net Cash Provided by Operating Activities	$6,850,467	$2,443,204

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	---	1,515,234
Purchase of Available-for-Sale Debt Securities	(885,986)	---
Proceeds from Disposal of Property, Plant and Equipment	510,377	18,490
Purchase of Property, Plant and Equipment	(9,394,596)	(2,281,064)
Sale of Equity Method and Other Investments	---	24,750
Purchase of Equity Method and Other Investments	(1,220,342)	(1,596,742)
Cash Distributions from Other Investments	109,450	---
Sale of Equity Securities	3,383,880	1,775,217
Purchase of Equity Securities	(2,962,240)	(14,208,971)
Cash Acquired in Consolidation of Grand Woods	88,670	---

Net Cash Applied to Investing Activities	(10,370,787)	(14,753,086)

Cash Applied to Financing Activities:
Dividends Paid to Stockholders	(1,561,573)	(782,892)
Purchase of Treasury Stock	(2,080)	(4,445)

Total Cash Applied to Financing Activities	(1,563,653)	(787,337)

Net Change in Cash and Cash Equivalents	(5,083,973)	(13,097,219)

Cash and Cash Equivalents, Beginning of Period	10,129,157	16,187,085

Cash and Cash Equivalents, End of Period	$5,045,184	$3,089,866

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 1 – BASIS OF PRESENTATION

In these notes the term “Company” refers to The Reserve Petroleum Company and its consolidated subsidiaries, Trinity Water Services, LLC (“TWSOK”) and Grand Woods Development, LLC (“Grand Woods”).

TWSOK is an Oklahoma limited liability company formed in March 2021 to provide initial capital, including the purchase of water well drilling equipment and startup costs, for TWS South, LLC (“TWSTX”), a Texas limited liability company.

Grand Woods is an Oklahoma limited liability company holding approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. Grand Woods was initially acquired as an investment in 2015 and had an equity method investment balance totaling $528,733 at December 31, 2021. On September 15, 2022, Grand Woods entered into an agreement (“the 2022 Agreement”) with the members of Grand Woods, whereby they would convert existing investor loans and credit enhancement fees to member units. The change in member units resulted in the Company owning the majority of voting units and voting control; therefore, consolidation of Grand Woods became required and effective for the period ending September 30, 2022. Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note is on principal and interest payment terms with scheduled payments of $16,043 per month beginning December 23, 2021, with a balloon payment of any unpaid balance due on November 23, 2026. The balance of the note is $1,470,547 at September 30, 2022. The Company has guaranteed $1,200,000 of the Note, for which the Company was granted a credit enhancement fee of $60,000 from Grand Woods. The intent of the Grand Woods investment manager and investors is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guarantee of the Note prior to a sale of the underlying property. As part of the 2022 Agreement, The Company agreed to convert the credit enhancement fee of $60,000 along with notes receivable and accrued interest of $486,735 due from Grand Woods to Class C member units in Grand Woods. All future additional capital calls will be classified as Class C units. Class C units accrue a dividend of 6% per annum and will hold priority payment upon sale of any Grand Woods property.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of The Reserve Petroleum Company and its subsidiaries, after elimination of all material intercompany balances and transactions.

The accompanying balance sheet as of December 31, 2021, which has been derived from audited financial statements, the unaudited interim consolidated financial statements and these notes, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “2021 Form 10-K”).

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

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the consolidated statements of income is the result of estimated volumes and pricing for oil and natural gas products produced and sold, but for which proceeds have not yet been received for the period. For the nine months ended September 30, 2022 and 2021, that estimate represented $1,713,154 and $695,964, respectively, of oil and natural gas sales included in the consolidated statements of income.

The Company’s disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Oil Sales	$1,891,312	$2,307,344	$6,872,518	$4,324,787
Natural Gas Sales	1,302,751	733,317	3,528,247	1,689,962
Miscellaneous Oil and Gas Product Sales	128,911	196,067	394,386	309,277
	$3,322,974	$3,236,728	$10,795,151	$6,324,026

Note 3 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$(238,964)	$(256,894)	$(1,968,880)	$341,267
Gain on Other Asset Sales	49,823	7,179	49,823	22,579
Interest Income	29,556	5,421	46,755	18,579
Agricultural Rental Income	5,600	---	5,600	5,600
Dividend Income	16,544	138,591	200,670	221,017
Grand Woods Expenses	(14,289)	---	(45,001)	---
Income/(Loss) from Other Investments	28,260	---	84,715	(223,698)
Interest and Other Miscellaneous
Income/(Expenses)	68,461	5,179	8,553	(24,876)

Other Income/(Loss), Net	$(55,009)	$(100,524)	$(1,617,765)	$360,468

Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $26,084 during the nine months ended September 30, 2022 and 2021. The Company’s investment in Broadway 68 totaled $137,782 and $141,457 at September 30, 2022 and December 31, 2021, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,121,301 and $948,693 at September 30, 2022 and December 31, 2021, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $1,100,000 development loan that matures July 15, 2023 and 20% of a $550,000 construction loan that matures March 9, 2027. The Company’s investment in QSN totaled $266,974 and $279,763 at September 30, 2022 and December 31, 2021, respectively.

Stott’s Mill (“Stott’s Mill”), with a 50% ownership, was acquired in May 2022. Stott’s Mill consists of two residential lots in a developing subdivision located in Basalt, CO. The Company’s investment in Stott’s Mill totaled $688,575 at September 30, 2022.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $77,377 at September 30, 2022 and December 31, 2021.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at September 30, 2022 and December 31, 2021.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $460,000 and $500,000 at September 30, 2022 and December 31, 2021, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 23 acres. The Company’s investment in OKC totaled $82,482 at September 30, 2022 and December 31, 2021.

Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The accumulated costs of the land totaled $2,171,828 at September 30, 2022. See Note 1 for information related to Grand Woods.

VCC Accern Investment, LLC (“VCC Accern”), with a 9.9% ownership, was acquired in September 2021. VCC Accern serves as a special purpose investment vehicle to hold an investment in Accern Corporation (“Accern”). Accern is a SaaS, no-code artificial intelligence (“AI”) platform that enables customers to build enterprise AI applications without having to write code or develop complex AI algorithms. The Company’s investment in VCC Accern totaled $50,458 at September 30, 2022 and December 31, 2021.

VCC Beachy Investment, LLC (“VCC Beachy”), with a 4.29% ownership, was acquired in November 2021. VCC Beachy serves as a special purpose investment vehicle to hold an investment in Beachy Co. (“Beachy”). Beachy is a provider of SaaS reservation and mobile point of sale software solutions to the hospitality and leisure industry in the United States. The Company’s investment in VCC Beachy totaled $30,198 at September 30, 2022 and December 31, 2021.

Victorum BHR2 Investment, LLC (“BHR2”), with a 16.3% ownership, was acquired in August 2021. BHR2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BHR2 totaled $300,754 at September 30, 2022 and December 31, 2021.

VCC Homebase Investment, LLC (“VCC Homebase”), with a 7.29% ownership, was acquired in June 2021. VCC Homebase serves as a special purpose investment vehicle to hold an investment in Homebase, LLC (“Homebase”). Homebase is a smart apartment solution connecting buildings with future ready access control, internet, and property management. The Company’s investment in VCC Homebase totaled $125,404 and $100,337 at September 30, 2022 and December 31, 2021, respectively.

VCC Mamenta Investment, LLC (“VCC Mamenta”), with a 4.17% ownership, was acquired in July 2021. VCC Mamenta serves as a special purpose investment vehicle to hold an investment in Mamenta, Inc. (“Mamenta”). Mamenta is a SaaS global commerce platform enabling brands and retailers from any country to expand internationally through a software, data management, and pre-connected multi-channel commerce network. The Company’s investment in VCC Mamenta totaled $45,193 at September 30, 2022 and December 31, 2021.

VCC MooveGuru Investment, LLC (“VCC MooveGuru”), with a 3.53% ownership, was acquired in February 2022. VCC MooveGuru serves as a special purpose investment vehicle to hold an investment in MooveGuru, Inc. (“MooveGuru”). MooveGuru is a residential real estate technology platform that provides data aggregation and marketing services to all residential real estate verticals. The Company’s investment in VCC MooveGuru totaled $30,163 at September 30, 2022.

VCC SquareFoot Investment, LLC (“VCC SquareFoot”), with a 14.85% ownership, was acquired in March 2022. VCC SquareFoot serves as a special purpose investment vehicle to hold an investment in TheSquareFoot, Inc. (“SquareFoot”). SquareFoot is a tech-enabled commercial real estate brokerage and marketplace focused on tenants looking to lease space in the U.S. The Company’s investment in VCC SquareFoot totaled $75,843 at September 30, 2022.

Note 5 – PROVISION FOR INCOME TAXES

In 2022 and 2021, the effective tax rate differed from the statutory rate, primarily because of allowable depletion for tax purposes in excess of the cost basis in oil and gas properties.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2021	$2,359,826
Liabilities incurred for new wells (net of revisions)	250,870
Liabilities settled (wells sold or plugged)	(43,642)
Accretion expense	45,177
Revision to estimate	(788)
Balance at September 30, 2022	$2,611,443

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

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates. At September 30, 2022 and December 31, 2021, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2022
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 year	$	---	$885,986	$	---
Equity Securities:
Domestic Equities		5,632,665	---		---
International Equities		965,260	---		---
Others		153,912	---		---
		$6,751,837	$885,986	$	---

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$6,822,808	$	---	$	---
International Equities	1,856,904		---		---
Others	462,645		---		---
	$9,142,357	$	---	$	---

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred in the nine months ended September 30, 2022 and 2021 was $250,870 and $384,227, respectively, and was calculated using Level 3 inputs. See Note 6 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the nine months ended September 30, 2021 was $176,578, with none in the nine months ended September 30, 2022. This also represents non-recurring fair value measurements calculated using Level 3 inputs. See Note 8 below for a description of the impairment loss calculation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. At September 30, 2022 and December 31, 2021, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 8 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment loss for the nine months ended September 30, 2021 totaled $176,578, with none in the nine months ended September 30, 2022, and is included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provisions. The impairment was calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flows from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 9 – RELATED PARTY TRANSACTIONS

The Company purchased working interest properties of Mesquite Minerals, Inc, an affiliated company, for $699,770 effective July 1, 2022. Sales price for these properties was determined using risk-adjusted estimated cash flows of the properties as of June 30, 2022. The Company also purchased non-producing leaseholds and other miscellaneous assets at net book value from Mesquite Minerals, Inc. totaling $289,739. Management believes the amounts paid are reasonable estimates of fair values of the assets acquired.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.

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

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Executive Overview

The military conflict between Russia and Ukraine and related economic sanctions imposed on Russia has created supply shortages, causing oil and natural gas prices to increase throughout 2022. We cannot predict how the conflict will affect oil and natural gas prices in the future.

Grand Woods Development, LLC (“Grand Woods”) is an Oklahoma limited liability company holding approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. On September 15, 2022, Grand Woods converted existing investor loans and credit enhancement fees to member units. Following this conversion, the Company became the majority owner of the Grand Woods voting units, which results in the requirement to consolidate Grand Woods’ financials with the Company financials effective for the period ending September 30, 2022. The consolidation of Grand Woods resulted in the assets, liabilities, and expenses of Grand Woods, along with the non-controlling interests relating to Grand Woods being reflected in the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2022, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operations of $6,850,467, cash provided by distributions from other investments of $109,450, sales of securities of $3,383,880, cash acquired in consolidation of Grand Woods of $88,670 and cash provided by property dispositions of $510,377 for total cash provided of $10,942,844. The Company utilized cash for the purchase of available-for-sale debt securities of $885,986, property additions of $9,394,596, the purchase of equity securities and investments of $4,182,582 and financing activities of $1,563,653 for total cash applied of $16,026,817. Cash and cash equivalents decreased $5,083,973 to $5,045,184 as of September 30, 2022 from $10,129,157 at December 31, 2021.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2021. A discussion of these items follows.

Equity securities decreased $2,390,520 (35%) to $6,751,837 as of September 30, 2022 from $9,142,357 at December 31, 2021. The decrease was the result of $683,453 in net sales and a $1,707,067 net decrease in the equity securities’ market value.

Refundable income taxes decreased $295,118 (84%) to $55,819 as of September 30, 2022 from $350,927 at December 31, 2021, primarily resulting from tax refunds paid on prior year carryovers.

Accounts receivable increased $573,228 (42%) to $1,936,191 as of September 30, 2022 from $1,362,963 at December 31, 2021. This was the result of an increase in oil and gas receivables of $531,522, primarily resulting from higher oil and natural gas prices, and an increase in trade and other accounts receivable of $41,706.

Accounts payable and other current liabilities decreased $133,679 (26%) to $389,989 as of September 30, 2022 from $523,668 at December 31, 2021, due to increases of $127,595 in trade accounts payable and accrued property taxes, offset by a decrease of $261,274 in deferred revenues.

Discussion of Significant Changes in the Condensed Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $6,850,467 in the nine months ended September 30, 2022, an increase of $4,407,263 (180%) from cash provided in the comparable period in 2021 of $2,443,204. For more information see “Operating Revenues” and “Operating Costs and Expenses” below.

Cash applied to the purchase of property, plant and equipment in the nine months ended September 30, 2022 was $9,394,596, an increase of $7,113,532 (312%) from cash applied in the comparable period in 2021 of $2,281,064. In both 2022 and 2021, cash applied to property, plant and equipment additions was mostly related to acquisitions of working interests and oil and gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to purchase of available-for-sale debt securities in the nine months ended September 30, 2022 was $885,986, with none in 2021. Cash provided by the maturity of available-for-sale debt securities in the nine months ended September 30, 2021 was $1,515,234 with none in 2022. Cash applied to equity method and other investments in the nine months ended September 30, 2022 was $1,220,342, a decrease of $376,400 (24%) from cash applied in the comparable period of 2021 of $1,596,742.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2021 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2022

Net income increased $1,997,285 (129%) to $3,542,641 in the nine months ended September 30, 2022 from $1,545,356 in the comparable period in 2021. Net income per share, basic and diluted, increased $12.82 to $22.69 in the nine months ended September 30, 2022 from $9.87 in the comparable period in 2021.

A discussion of revenue from oil and natural gas sales and other significant line items in the consolidated statements of operations follows.

Operating Revenues. Revenues from oil and gas sales increased $4,471,125 (71%) to $10,795,151 in the nine months ended September 30, 2022 from $6,324,026 in the comparable period in 2021. The increase is due to an increase in crude oil sales of $2,547,731, natural gas sales of $1,838,285, and miscellaneous oil and natural gas product sales of $85,109.

The $2,547,731 (59%) increase in oil sales to $6,872,518 in the nine months ended September 30, 2022 from $4,324,787 in the comparable period in 2021 was the net result of a decrease in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold decreased 477 Bbls to 69,084 Bbls in the nine months ended September 30, 2021, resulting in a negative volume variance of $29,678. The average price per Bbl increased $37.31 to $99.48 per Bbl in the nine months ended September 30, 2022 from $62.17 per Bbl in the comparable period in 2021, resulting in a positive price variance of $2,577,409.

The $1,838,285 (109%) increase in gas sales to $3,528,247 in the nine months ended September 30, 2022 from $1,689,962 in the comparable period in 2021 was the result of an increase in the volume sold and an increase in the average price per thousand cubic feet (MCF). The volume of natural gas sold increased 19,382 MCF to 524,600 MCF in the nine months ended September 30, 2022 from 505,218 MCF in the comparable period in 2021, for a positive volume variance of $64,832. The average price per MCF increased $3.38 to $6.73 per MCF in the nine months ended September 30, 2022 from $3.35 per MCF in the comparable period in 2021, resulting in a positive price variance of $1,773,452.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products were $394,386 in the nine months ended September 30, 2022 as compared to $309,277 in the comparable period in 2021, primarily related to increased oil prices.

The Company had water well drilling revenues of $826,662 in the nine months ended September 30, 2022 related to water well drilling through TWSTX, with $36,907 in the comparable period in 2021.

The Company received lease bonuses of $154,469 in the nine months ended September 30, 2022 for leases on its owned minerals compared to $9,000 in the comparable period in 2021.

Operating Costs and Expenses. Operating costs and expenses increased $580,835 (12%) to $5,490,827 in the nine months ended September 30, 2022 from $4,909,992 in the comparable period of 2021. Material line-item changes are discussed and analyzed in the following paragraphs.

Production Costs. Production costs increased $663,032 (37%) to $2,477,893 in the nine months ended September 30, 2022 from $1,814,861 in the comparable period in 2021. Lease operating expenses increased $343,366, primarily due to increased drilling and workovers to increase production. Hauling, compression, and other costs increased by $30,483 due to higher production and increased post production costs on select wells. Gross production taxes increased $289,183, due to increased production of oil and natural gas.

Exploration Costs. Exploration costs decreased $181,390 (65%) to $278,612 in the nine months ended September 30, 2022 from $460,002 in the comparable period in 2021, due to decreases of $151,707 in geological and geophysical and other expenses, an adjustment to leaseholds of $(158,793), offset by increases of $129,110 in dry hole and plugging costs.

The following is a summary as of November 7, 2022, updating both exploration and development activity from December 31, 2021, for the period ended September 30, 2022.

The Company participated with its 16.71% working interest in the drilling of exploratory wells on two San Patricio County, Texas prospects. Completion attempts of both wells are in progress. Leasehold costs for the period were $2,439. Additional capitalized costs were $557,359.

The Company participated with its 20.25% working interest in the drilling of an exploratory horizontal well on a Nolan County, Texas prospect. The well was completed as a commercial oil and gas producer. An old well was re-entered and converted to a saltwater disposal well. Geological costs for the period were $30,375. Actual leasehold costs of $152,944 for the period were offset by $457,898 of proceeds from the sell down of the Company’s interest. Additional capitalized costs were $1,448,928.

The Company participated with a 3% working interest in the drilling of a step-out well and with a 4.5% working interest in a development well on a Hitchcock County, Nebraska prospect. A completion attempt of the first well was unsuccessful, and it is under evaluation for use as an injection or disposal well. The second well was completed as a commercial oil producer. Capitalized costs for the period were $20,579.

The Company participated with its 26% working interest in the re-entry and wash down of an old dry hole on a Barber County, Kansas prospect. The well has been completed and appears to be a commercial gas producer. Capitalized costs for the period were $111,352.

The Company participated with 20% and 22.5% working interests in the drilling of two step-out wells on a Finney County, Kansas prospect. The first well was completed as a commercial oil producer and a completion attempt is in progress on the second. Capitalized costs for the period were $340,607.

In January 2022, the Company purchased a 20% interest in 1,536 net acres of leasehold on another Finney County, Kansas prospect for $41,150. An exploratory well was drilled on the prospect and completed as a dry hole. Dry hole costs for the period were $89,318.

The Company participated with a 9% working interest in the drilling of an exploratory well on a third Finney County, Kansas prospect. The well was completed as a dry hole. Dry hole costs for the period were $45,450.

The Company participated with its 10% working interest in the drilling of five development horizontal wells on a Logan County, Oklahoma prospect. The wells have all been completed as commercial oil and gas producers. Capitalized costs for the period were $1,828,954, including $6,346 of prospect leasehold costs.

The Company participated with a 1% interest in the drilling of a development horizontal well on fee minerals located in Ellis County, Oklahoma. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $68,326.

The Company participated with its 22% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $190,258.

The Company participated with a 0.4% working interest in the drilling of an exploratory horizontal well on leasehold in Stephens County, Oklahoma. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $34,971.

The Company participated with a 4.6% working interest in the drilling of an exploratory horizontal well on leasehold in Dewey County, Oklahoma. A completion is in progress. Capitalized costs for the period were $248,977.

In April 2022 and subsequent months, the Company purchased a 6% interest in leasehold, minerals and seismic on a Grayson County, Texas prospect for $433,927. The Company is participating in an exploratory well on the prospect that is currently drilling.

In August 2022, the Company purchased a 10% interest in 8,831 net acres of leasehold and working interests ranging from 3.33% to 10% in 34 producing oil wells in Campbell County, Wyoming for $2,700,000.

In August 2022, the Company purchased a 10% interest in 639.2 net acres of leasehold on a Roger Mills County, Oklahoma prospect for $63,920. An exploratory horizontal well will be drilled on the prospect starting in November 2022.

The Company has been participating with its 18% interest in drilling on a Creek County, Oklahoma 3-D seismic project. There are currently five active prospects within the project. Three development wells have been drilled on one of the prospects. Completions are in progress on two of these and the third is awaiting completion. An exploratory well will be drilled on each of the other four prospects starting in November 2022. Leasehold costs for the period were $1,457 and additional capitalized costs were $91,219.

The Company has been participating with other industry partners in the acquisition of leasehold rights in Ellis and Roger Mills Counties, Oklahoma. The Company already owns fee minerals in the area and plans to participate in horizontal wells in 2023. Leasehold costs for the period were $225,650.

The Company purchased the working interest properties of Mesquite Minerals, Inc., an affiliated company, for $699,770 effective July 1, 2022. The Company already owned working interests in these properties. The Company also purchased non-producing leaseholds and other assets at net book value totaling $289,739. Management believes the amounts paid are reasonable estimates of fair values of the assets acquired.

At this time, the oil and gas industry is experiencing severe shortages of personnel, equipment and materials. The pending activity discussed above may or may not proceed as scheduled or in a timely manner, depending on the ability of our operators to secure the needed services and materials.

Water Well Drilling Costs. Water well drilling costs increased $397,298 (184%) to $613,711 in the nine months ended September 30, 2022 from $216,413 in the comparable period in 2021. These costs consist of contract labor, equipment rental and maintenance, fuel costs, and other operating supplies related to the drilling of water wells through TWSTX.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $31,859 (3%) to $918,648 in the nine months ended September 30, 2022 from $950,507 in the comparable period in 2021, primarily due to a decrease in long-lived assets impairments of $176,578 resulting from increased oil and natural gas prices, offset by a $144,719 net increase in depletion, depreciation, and amortization due to increased production.

Gain on Disposition of Oil and Gas Properties. The Company had an increase in gains on oil and gas property sales of $199,025 in the nine months ended September 30, 2022 compared to $16,313 gain in the comparable period in 2021. The current period gain was primarily due to the sale of 29.75% ownership of assets in a Nolan County, Texas prospect.

General, Administrative and Other (G&A). G&A decreased $83,534 (6%) to $1,400,988 in the nine months ended September 30, 2022 from $1,484,522 in the comparable period in 2021. The decrease was primarily due to a decrease in accounting services and consulting costs related to implementation of new accounting software.

Equity Losses in Investees. Equity losses in investees increased $46,127 (71%) to $(111,105) in the nine months ended September 30, 2022 from $(64,978) in the comparable period in 2021. Losses were made up of losses of $119,392 in Broadway Seventy-Two, LLC (“Broadway 72”), losses of $12,788 in QSN Office Park, LLC (“QSN”), and income of $21,075 in Broadway Sixty-Eight, LLC (“Broadway 68”). See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other income/(loss), net was $(1,617,765) in the nine months ended September 30, 2022 as compared to $360,468 in the comparable period in 2021. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision increased $803,869 (381%) to $1,014,747 in the nine months ended September 30, 2022 from $210,878 in the comparable period in 2021. Of the 2022 tax provision, estimated current tax provision was $68,723 and estimated deferred tax provision was $946,024. Of the 2021 income tax provision, the estimated current tax provision was $117,983 and the estimated deferred tax provision was $92,895. See Note 5 to the accompanying consolidated financial statements for additional information on income taxes.

Results of Operations – Three Months Ended September 30, 2022

Net income increased $388,533 to $1,031,252 in the three months ended September 30, 2022 from $642,719 in the comparable period in 2021. The significant changes in the consolidated statements of income are discussed below. Net income per share, basic and diluted, increased $2.49 to $6.60 in the three months ended September 30, 2022 from $4.11 in the comparable period in 2021.

Operating Revenues. Revenues from oil and gas sales increased $86,246 (3%) to $3,322,974 in the three months ended September 30, 2022 from $3,236,728 in the comparable period in 2021. The increase is due to an increase in natural gas sales of $569,434, offset by decreases in oil sales of $416,032 and miscellaneous oil and gas product sales of $67,156.

The $416,032 (18%) decrease in oil sales to $1,891,312 in the three months ended September 30, 2022 from $2,307,344 in the comparable period in 2021 was the net result of a decrease in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold decreased 12,921 Bbls to 20,600 Bbls in the three months ended September 30, 2022, resulting in a negative volume variance of $889,366. The average price per Bbl increased $22.98 to $91.81 per Bbl in the three months ended September 30, 2022 from $68.83 per Bbl in the comparable period in 2021, resulting in a positive price variance of $473,334.

The $569,434 (78%) increase in gas sales to $1,302,751 in the three months ended September 30, 2022 from $733,317 in the comparable period in 2021 was the result of a decrease in the volume sold and an increase in the average price per thousand cubic feet (MCF). The volume of gas sold decreased 8,570 MCF to 173,546 MCF in the three months ended September 30, 2022 from 182,116 MCF in the comparable period in 2021, for a negative volume variance of $34,512. The average price per MCF increased $3.48 to $7.51 per MCF in the three months ended September 30, 2022 from $4.03 per MCF in the comparable period in 2021, resulting in a positive price variance of $603,945.

Operating Costs and Expenses. Operating costs and expenses decreased $140,985 (6%) to $2,156,690 in the three months ended September 30, 2022 from $2,297,675 in the comparable period in 2021. The decrease was primarily the net result of an increase in production costs of $72,960; a decrease in exploration costs charged to expense of $146,220; an increase in water well drilling costs of $143,805; a decrease in DD&A of $268,791; and an increase in G&A of $56,191.

Equity Losses in Investees. Equity losses in investees decreased $56,736 (87%) to $(8,227) in the three months ended September 30, 2022 from $(64,963) in the comparable period in 2021. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other income/(loss), net decreased $45,515 (45%) in the three months ended September 30, 2022 to $(55,009) from $(100,524) in the comparable period in 2021. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision/(Benefit). Income tax provision increased $274,161 to $367,241 in the three months ended September 30, 2022 from $93,080 in the comparable period in 2021. Of the 2022 tax provision, estimated current tax provision was $655,691 and estimated deferred tax benefit was $(288,450). Of the 2021 income tax provision, the estimated current tax benefit was $(5,125) and the estimated deferred tax provision was $98,205. See discussions above in “Results of Operations” section and Note 5 to the accompanying consolidated financial statements for additional explanation of the changes in the provision for income taxes.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to Broadway Sixty-Eight, LLC, an Oklahoma limited liability company, Broadway Seventy-Two, LLC, an Oklahoma limited liability company, and QSN Office Park, LLC, an Oklahoma limited liability company. The Company does not have actual or effective control of these entities. Management of these entities could at any time make decisions in their own best interest, which could materially affect the Company’s net income or the value of the Company’s investment. For more information about these entities and the related off-balance sheet arrangements, see Note 4 to the accompanying consolidated financial statements.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

As of September 30, 2022, the Company was not party to, and its properties were not subject to, any material legal proceedings.

ITEM 1A.       RISK FACTORS

Not applicable.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

The following documents are exhibits to this Form 10-Q. Each document marked by an asterisk is filed electronically herewith.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

THE RESERVE PETROLEUM COMPANY (Registrant)

Date: November 14, 2022	/s/ Cameron R. McLain Cameron R. McLain, Principal Executive Officer

Date: November 14, 2022	/s/ Lawrence R. Francis Lawrence R. Francis Principal Financial Officer