Form 10-K
period 2022-12-31
RESERVE PETROLEUM CO
filed 2023-03-31
CIK 83350

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $21,358,046, as computed by reference to the last reported sale which was on June 28, 2022.

As of March 8, 2023, there were 156,157 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Stockholders to be held on May 23, 2023, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the filing date of this Form 10-K. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2023 and any Current Reports on Form 8-K filed by the Company.

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

Owned Mineral Property Management

The Company owns non-producing mineral interests in 256,534 gross acres equivalent to 88,214 net acres. These mineral interests are in ten different states in the north and south-central United States. A total of 81,080 (92%) net acres are in the states of Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming, the areas of concentration for the Company in our exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue has resulted from our owned mineral property management. In 2022, $5,060,545 (34%) of oil and gas sales was from royalty interests versus $3,444,030 (38%) in 2021. As a result of our mineral ownership, the Company had royalty interests in 5 gross (0.07 net) wells, which were drilled and completed as producing wells in 2022. This resulted in an average royalty interest of 1.4% for these 5 new wells. The Company has very little control over the timing or extent of the operations conducted on our royalty interest properties. See the following paragraphs for a discussion of mineral interests in which the Company chooses to participate as a working interest owner.

Development Program

Development drilling by the Company is usually initiated in one of three ways:

●	by participating as a working interest owner with a third-party operator in the development of non-producing mineral interests, which it owns;

●	by participating with a joint interest operator in drilling additional wells on our producing leaseholds; or

●	if our exploration program, discussed below, results in a successful exploratory well, by participating in the drilling of additional wells on the exploratory prospect.

In 2022, the Company participated in the drilling of 15 development wells with 14 (1.76 net) completed as producers and 1 (0.06 net) in progress at the end of 2022.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2022, we participated in the drilling of 11 exploratory wells with 3 wells (0.47 net) completed as producers, 3 wells (0.35 net) completed as dry holes and 5 wells (0.88 net) in progress at the end of 2022.

For a summation of exploratory and development wells drilled in 2022 or planned for in 2023, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Exploration Costs.”

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

Water Well Drilling

The Company’s wholly owned consolidated subsidiary, Trinity Water Services, LLC, an Oklahoma limited liability company, has a water well drilling joint venture agreement (“JVA”) with TWS South, LLC, a Texas limited liability company (Collectively, “TWS”).

Consolidated Entities

The Company consolidates Variable Interest Entities (“VIEs”) when the Company is deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that both: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. If the Company is not deemed to be the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. Grand Woods Development, LLC (“Grand Woods”) and TWS are accounted for as consolidated VIEs. See Note 7 to the accompanying consolidated financial statements for additional information on VIEs.

Customers

In 2022, the Company had one customer whose total purchases were greater than 10% of revenues from oil and gas sales. Redland Resources, LLC’s purchases were $2,006,132 or 14% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price.

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

Human Capital Resources

At December 31, 2022, the Company had six employees including officers, all of whom work in our corporate office. Because we are so small, our compensation philosophy and objectives are to provide compensation that is fair and reasonable for all employees at a competitive level that will allow us to attract and retain qualified personnel necessary to operate the Company at the most efficient level possible. Our objective is to fully comply with all the operational and financial rules and regulations required of any public company, and specifically, those relating to the oil and gas exploration and production (“E&P”) industry. In addition, we try to maintain compensation at a level that is competitive with other companies in this industry. Our philosophy and objectives for compensation of our executive officers are no different from those with respect to our other employees.

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

We believe that each employee contributes directly to our Company’s growth and success, and it is our hope that they will take great pride in being a member of our team. Accountability, integrity, and respect are our core values. We work to create an atmosphere where each employee is a valued and important member of the team. We respect the uniqueness of each employee and believe that diversity is maximized in contributions that create strong work groups and ideas.

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

All our employees devote a portion of their time to duties with affiliated companies, and we were reimbursed for the affiliates’ share of compensation directly from those companies. See Item 8, Note 14 to the accompanying consolidated financial statements for additional information.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal properties are oil and natural gas properties. We have interests in approximately 860 producing properties with 69% of them being working interest properties and the remaining 31% being royalty interest properties. About 79% of all properties are in Oklahoma and Texas and account for approximately 76% of our annual oil and gas sales. About 14% of the properties are in Arkansas, Kansas and South Dakota and account for approximately 19% of our annual oil and gas sales. The remaining 7% of these properties are in Colorado, Montana, Nebraska, New Mexico, Utah, West Virginia and Wyoming and account for about 5% of our annual oil and gas sales. No individual property provides more than 10% of our annual oil and gas sales.

OIL AND NATURAL GAS OPERATIONS

Oil and Gas Reserves

Reference is made to the Unaudited Supplemental Financial Information beginning on Page 35 for working interest reserve quantity information.

Since January 1, 2022, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2021 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2021. Those reserve estimates were identical.

Production

The average sales price of oil and gas production for the Company’s royalty and working interests as well as the average working interest production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas are presented in the table below for the years ended December 31, 2022, 2021, and 2020. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price		Average Production
	Oil	Gas	Oil	Gas	Cost per
	Per Bbl	Per MCF	Per Bbl	Per MCF	Equivalent MCF
2022	$97.03	$5.98	$91.42	$6.20	$3.57
2021	$66.73	$3.84	$65.00	$3.84	$3.08
2020	$38.48	$1.95	$34.88	$1.69	$2.46

At December 31, 2022, the Company had working interests in 163 gross (26.2 net) wells producing primarily gas and 339 gross (42.6 net) wells producing primarily oil. These interests were in 86,552 gross (11,179 net) producing acres. These wells include 50 gross (1.83 net) wells associated with secondary recovery projects.

Undeveloped Acreage

The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. The following table summarizes the Company’s gross and net acres in each at December 31, 2022.

	Acreage
	Gross	Net
Non-producing Mineral Interests	256,534	88,214
Undeveloped Leaseholds	38,982	10,671

Net Productive and Dry Wells Drilled

The following table summarizes the net wells drilled, in which the Company had a working interest for the years ended December 31, 2020 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2022	0.47	0.35	1.76	---
2021	0.45	0.30	1.15	---
2020	0.42	0.25	0.42	---

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending affecting the Company or any of its properties.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is dually traded in the Pink Sheet Electronic Quotation Service and the OTC Bulletin Board under the symbol “RSRV.” The following high and low bid information was quoted on the Pink Sheets OTC Market Report. Prices reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid
03/31/21	$157	$137
06/30/21	$166	$150
09/30/21	$158	$151
12/31/21	$195	$150
03/31/22	$233	$180
06/30/22	$232	$205
09/30/22	$248	$217
12/31/22	$244	$210

There was limited public trading in the Company’s common stock in 2022 and 2021.

At March 9, 2023, the Company had 1,588 holders of record of its common stock. The Company paid dividends on its common stock in the amount of $10.00 per share in 2022 and $5.00 per share in 2021. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Financing Activities” section for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2023, if any, with the Board of Directors for its approval.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2022, as in prior years, the Company funded its business activity using internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale debt securities. When cash flows from operating activities exceed those needed for other business activities, the remaining balance is used to increase cash, cash equivalents, equity securities, and/or available-for-sale debt securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and equity securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less.

In 2022, net cash provided by operating activities was $8,850,077, net cash applied to investing activities was $10,102,441 and net cash applied to financing activities was $1,577,569.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Available-for-sale debt securities increased to $4,208,648 in 2022 from zero in 2021. This was the result of the Company’s shift in cash management and investment strategy to available-for-sale debt securities from equity securities.

Equity securities decreased $6,839,398 (75%) to $2,302,959 in 2022 from $9,142,357 in 2021. The net decrease is due to sales in excess of purchases of $5,204,158 and net realized and unrealized losses of $1,635,240.

Refundable income taxes decreased $230,697 (66%) to $120,230 in 2022 from $350,927 in 2021, primarily resulting from increased taxable income that resulted in increases in the current tax provision.

Accounts receivable increased $955,220 (70%) to $2,318,183 in 2022 from $1,362,963 in 2021, primarily due to changes in oil and gas sales receivables in an increased pricing environment.

Accounts payable increased $138,621 (53%) to $399,735 in 2022 from $261,114 in 2021, primarily due to the timing of payable processing.

Other current liabilities decreased $186,879 (71%) to $75,675 in 2022 from $262,554 in 2021, due to a decrease in deferred revenues of $186,274 and a net decrease of $605 in gas balancing payables and other liabilities.

The note payable was recorded as a result of consolidation of Grand Woods. See Note 8 – NOTE PAYABLE for details of note payable.

Discussion of Selected Material Line Items in Cash Flows.

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2022 and 2021. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities

Net cash flows provided by operating activities in 2022 were $8,850,077, which, when compared to the $3,777,163 provided in 2021, represents a net increase of $5,072,914 (134%). Significant items effecting the change are discussed below.

Cash provided by oil and gas sales increased $5,872,374 (73%) to $13,928,206 in 2022 from $8,055,832 in 2021, primarily the result of an increase in oil and gas sales prices and sales volumes. See “Results of Operations” below for a price/volume analysis and the related discussion of oil and gas sales.

Cash provided by lease bonuses increased $279,510 to $289,314 in 2022 from $9,804 in 2021.

Cash provided by service revenue was $788,941 in 2022, with $713,941 provided by water well drilling services. Cash provided in connection with a management services agreement with Mesquite Minerals, Inc. was $75,000, all of which was recorded as deferred revenue in other current liabilities. In 2021, of the $303,356 received for services, $42,082 was recognized in service revenue and $261,274 was recorded as deferred revenue in other current liabilities, all of which was recognized in service revenue in 2022.

Cash provided by interest increased $58,949 to $62,223 in 2022 from $3,274 in 2021. This increase was the result of the Company’s shift in cash management and investment strategy to available-for-sale debt securities from equity securities.

Cash applied to production and exploration costs increased $1,247,063 (49%) to $3,804,075 in 2022 from $2,557,012 in 2021 and cash applied to general suppliers, employees and taxes, other than income taxes increased $627,914 (27%) to $2,961,853 in 2022 from $2,333,939 in 2021. See “Results of Operations” below for discussion of these items.

Investing Activities

Net cash applied to investing activities was $10,102,441 in 2022, an increase of $1,105,127 (12%) compared to net cash applied to investing activities of $8,997,314 in 2021. The 2022 amount was the result of purchases of available-for-sale debt securities of $4,208,648, net property purchases of $9,732,874, a net increase of cash applied to equity method and other investments of $1,365,078 and net equity securities sales of $5,204,159.

Financing Activities

Cash applied to financing activities increased $739,792 (88%) to $1,577,569 in 2022 from $837,777 in 2021. Cash applied to financing activities consist of cash dividends on common stock, cash used for the purchase of treasury stock, and payments of notes payable. In 2022, cash dividends paid on common stock amounted to $1,561,573 compared to $782,892 in 2021. Dividends of $10.00 per share were paid in 2022 and $5.00 per share were paid in 2021. Cash applied to purchase treasury stock decreased $52,805 to $2,080 in 2022 from $54,885 in 2021.

RESULTS OF OPERATIONS

As disclosed in the consolidated statements of income in Item 8 of this Form 10-K, in 2022 the Company had net income attributable to common stockholders of $4,000,751 compared to net income of $1,251,295 in 2021. Net income per share attributable to common stockholders, basic and diluted, was $25.62 in 2022, an increase of $17.62 per share (220%) from net income of $8.00 in 2021. Material line-item changes in the consolidated statements of income will be discussed in the following paragraphs.

Operating Revenues

Operating revenues increased $7,054,458 (77%) to $16,170,884 in 2022 from $9,116,426 in 2021. Oil and gas sales increased $5,834,679 (65%) to $14,869,219 in 2022 from $9,034,540 in 2021. Lease bonuses and other revenues increased $285,740 to $295,544 in 2022 from $9,804 in 2021. Water well drilling services increased $934,039 to $1,006,121 in 2022 from $72,082 in 2021. The increase in oil and gas sales is discussed in the following paragraphs.

The $5,834,677 increase in oil and gas sales was the result of a $1,714,253 increase in gas sales, a $4,070,217 increase in oil sales and a $50,207 increase in miscellaneous oil and gas product sales. The following price and volume analysis is presented to explain the changes in oil and gas sales from 2021 to 2022. Miscellaneous oil and gas product sales of $550,341 in 2022 and $500,132 in 2021 are not included in the analysis.

(in thousands, except		Variance
per Unit prices)
Production	2022	Price	Volume	2021

Gas –
MCF	711		27	684
$	$4,342	$1,611	$103	$2,628
Unit Price	$6.11	$2.27		$3.84

Oil –
Bbls	107		17	90
$	$9,976	$2,941	$1,129	$5,906
Unit Price	$92.88	$27.38		$65.50

The $1,714,253 (65%) increase in natural gas sales to $4,342,725 in 2022 from $2,628,472 in 2021 was the result of an increase in gas sales volumes and an increase in the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales increased $2.27 per MCF to $6.11 per MCF in 2022 from $3.84 per MCF in 2021, resulting in a positive gas price variance of $1,611,126. A positive volume variance of $103,127 was the result of an increase in natural gas volumes sold of 26,848 MCF to 711,172 MCF in 2022 from 684,324 MCF in 2021.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were adequate to replace working interest reserves produced in 2021 but not in 2022.

The $4,070,217 (69%) increase in crude oil sales to $9,976,153 in 2022 from $5,905,936 in 2021 was the result of an increase in the average price per barrel (Bbl) and an increase in oil sales volumes. The average price received per Bbl of oil increased $27.38 to $92.88 in 2022 from $65.50 in 2021, resulting in a positive oil price variance of $2,940,884. An increase in oil sales volumes of 17,241 Bbls to 107,406 Bbls in 2022 from 90,165 Bbls in 2021 resulted in a positive volume variance of $1,129,333.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were not adequate to replace working interest reserves produced in 2021 or 2022.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses

Operating costs and expenses increased $1,281,830 (15%) to $9,741,059 in 2022 from $8,459,229 in 2021. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs increased $918,097 (34%) to $3,639,924 in 2022 from $2,721,827 in 2021. The increase was the result of a $589,095 (34%) increase in lease operating expense to $2,320,736 in 2022 from $1,731,641 in 2021, a $336,395 (69%) increase in gross production taxes to $825,205 in 2022 from $488,810 in 2021, and a $7,393 decrease in hauling and compression costs to $493,983 in 2022 from $501,376 in 2021. The increase in lease operating expense was primarily due to the addition of new wells in 2022, a significant portion of which were horizontal. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property, therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $5,377,898 in 2022 and $1,209,748 in 2021. See Item 8, Note 9 to the accompanying consolidated financial statements for a breakdown of these costs. Exploration and acquisition costs charged to operations were $474,773 in 2022 and $687,648 in 2021, inclusive of geological and geophysical costs of $300,993 in 2022 and $468,199 in 2021.

For the year ended December 31, 2022, the Company participated in the drilling of 11 gross exploratory working interest wells and 15 gross development working interest wells, with working interests ranging from a high of 26% to a low of 0.4%. Of the 11 exploratory wells, 3 were completed as producing wells, 3 as dry holes and 5 wells were in progress at the end of 2022. Of the 15 development wells, 14 were completed as producing wells and 1 well was in progress at the end of 2022.

The following is a summary as of March 3, 2023, updating both exploration and development activity from December 31, 2021, for the period ended December 31, 2022.

The Company participated with its 16.71% working interest in the drilling of exploratory wells on two San Patricio County, Texas prospects. Completion attempts of both wells are in progress. Leasehold costs for the period were $2,439. Additional capitalized costs were $629,797.

The Company participated with its 20.25% working interest in the drilling of an exploratory horizontal well on a Nolan County, Texas prospect. The well was completed as a commercial oil and gas producer. An old well was re-entered and converted to a saltwater disposal well. Geological costs for the period were $40,500. Actual leasehold costs of $152,944 for the period were offset by $457,898 of proceeds from the sell down of the Company’s interest. Additional capitalized costs were $1,612,035.

The Company participated with a 3% working interest in the drilling of a step-out well and with a 4.5% working interest in a development well on a Hitchcock County, Nebraska prospect. A completion attempt of the first well was unsuccessful, and it is under evaluation for use as an injection or disposal well. The second well was completed as a commercial oil producer. Capitalized costs for the period were $40,544.

The Company participated with its 26% working interest in the re-entry and wash down of an old dry hole on a Barber County, Kansas prospect. The well was completed as a commercial gas producer. Capitalized costs for the period were $93,341.

The Company participated with 20%, 22.5% and 22.5% working interests in the drilling of three step-out wells on a Finney County, Kansas prospect. The first well was completed as a commercial oil producer and a completion attempt is in progress on the second. The third well was completed as a dry hole. Capitalized costs for the period were $354,077.

In January 2022, the Company purchased a 20% interest in 1,536 net acres of leasehold on another Finney County, Kansas prospect for $41,150. An exploratory well was drilled on the prospect and completed as a dry hole. Dry hole costs for the period were $89,318.

The Company purchased 9%, 18% and 9% interests in three additional Finney County, Kansas prospects. Exploratory wells drilled on the first two prospects resulted in dry holes and an exploratory well is in progress on the third. Leasehold costs for the period were $40,500, geological costs were $4,050 and dry hole costs were $60,352.

The Company participated with its 10% working interest in the drilling of five development horizontal wells on a Logan County, Oklahoma prospect. The wells have all been completed as commercial oil and gas producers. Capitalized costs for the period were $1,690,194, including $9,733 of prospect leasehold costs.

The Company participated with a 1% interest in the drilling of a development horizontal well on fee minerals located in Ellis County, Oklahoma. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $70,089.

The Company participated with its 22% working interest in the drilling of a development well on a Woods County, Oklahoma prospect. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $190,258.

The Company participated with a 0.4% working interest in the drilling of an exploratory horizontal well on leasehold in Stephens County, Oklahoma. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $37,612.

The Company participated with a 4.6% working interest in the drilling of an exploratory horizontal well on leasehold in Dewey County, Oklahoma. The well was completed as a commercial oil and gas producer. Capitalized costs for the period were $368,010.

In April 2022 and subsequent months, the Company purchased a 6% interest in leasehold, minerals and seismic on a Grayson County, Texas prospect for $434,481. The Company participated in the drilling of an exploratory well on the prospect that was completed as a dry hole. Dry hole costs for the period were $266,717.

In August 2022, the Company purchased a 10% interest in 8,831 net acres of leasehold and working interests ranging from 3.33% to 10% in 34 producing oil wells in Campbell County, Wyoming for $2,700,000.

In August 2022, the Company purchased a 10% interest in 639.2 net acres of leasehold on a Dewey County, Oklahoma prospect for $63,920. An exploratory horizontal well has been drilled on the prospect and is awaiting completion. Additional capitalized costs for the period were $429,670.

The Company has been participating with its 18% interest in drilling on a Creek County, Oklahoma 3-D seismic project. There are currently five active prospects within the project. Four development wells have been drilled on one of the prospects. All four have been completed as commercial oil producers. Exploratory wells are planned for each of the other four prospects in 2023. Leasehold costs for the period were $2,780 and additional capitalized costs were $184,593.

The Company participated with its 22% working interest in the drilling of a step-out well on a Chase County, Nebraska prospect. A completion is in progress. Capitalized costs for the period were $99,434.

The Company has been participating with other industry partners in the acquisition of leasehold rights in Ellis and Roger Mills Counties, Oklahoma. The Company already owns fee minerals in the area and plans to participate in horizontal wells in 2023. Leasehold costs for the period were $203,085.

The Company purchased the working interest properties of Mesquite Minerals, Inc., an affiliated company, for $699,770 effective July 1, 2022. The Company already owned working interests in these properties. The Company also purchased non-producing leaseholds and other assets totaling $289,739. Management believes the amounts paid are reasonable estimates of fair values of the assets acquired.

Water Well Drilling Services. Water well drilling services increased $531,983 (142%) to $907,447 from $375,554 in 2021. The increase was due to increases of $126,011 in contract labor, $218,135 in repairs and maintenance, $146,156 in equipment and auto expense, $36,306 in depreciation, and a net increase of $5,375 in other operating expenses.

Grand Woods Expenses. Grand Woods expenses were $32,827 in 2022. These costs consisted of $25,819 in property taxes, $3,400 in repairs and maintenance, and a net $3,608 in other general and administrative costs. Grand Woods was not a consolidated entity until the period ending September 30, 2022. As such, all applicable expenses for 2021 were included in equity method investments.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components of DD&A are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight-line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $82,308 in 2022 versus $64,835 in 2021.

As discussed in Item 8, Note 10 to the accompanying consolidated financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. The second step is to adjust those assets meeting the first criterion to estimated fair value. Evaluation for impairment was performed in both 2022 and 2021. The 2022 impairment loss was $1,109,455 and the 2021 impairment loss was $1,673,929.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation was $1,543,184 in 2022 and $937,206 in 2021. The provision includes $149,402 for 2022 and $137,732 for 2021 for the amortization of the asset retirement costs. See Item 8, Note 2 to the accompanying consolidated financial statements for additional information regarding the asset retirement obligation. The provision for depreciation for other assets was $67,059 in 2022 and $78,953 in 2021.

Gain on Disposition of Oil and Gas Properties. The Company had gains on oil and gas property sales of $198,443 compared to a $16,313 gain in 2021. The current period gain was primarily due to the sale of 29.75% ownership of assets in a Nolan County, Texas prospect.

General, Administrative and Other (G&A). G&A increased $118,940 (6%) to $2,082,525 from $1,963,585 in 2021. The increase was primarily due to a net decrease of $99,473 in costs related to implementation of new accounting and mineral management software in 2021, offset by increases in salaries and 401K contributions of $147,682, real estate and franchise taxes of $20,383, and net increases in all other G&A accounts of $50,348.

Equity Loss in Investees

Equity loss in investees increased $10,456 (7%) to $164,497 in 2022 from $154,041 in 2021. The 2022 net loss consisted of Broadway Seventy-Two, LLC (“Broadway 72”) losses of $168,228, Grand Woods loss of $15,972, Broadway Sixty-Eight, LLC (“Broadway 68”) income of $15,217 and QSN Office Park, LLC (“QSN”) income of $4,486.

Other Income/(Loss), Net

Other income/(loss), net in 2022 was a loss of $1,185,161 and income of $693,250 in 2021. See Item 8, Note 12 to the accompanying consolidated financial statements for a breakdown of other income/(loss), net. The material components of other income/(loss) are discussed below.

Net realized and unrealized loss on equity securities was $1,635,240 in 2022 with a net realized and unrealized gain of $573,631 in 2021. Realized gains or losses result when an equity security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in equity securities owned at the reporting date to estimated fair value. In 2022, the Company had realized losses of $350,469 and unrealized losses of $1,284,771. In 2021, the Company had realized gains of $176,858 and unrealized gains of $396,773.

Income from other investments increased $104,779 to $108,034 in 2022 from $3,255 in 2021, primarily resulting from distributions of income on newly invested master limited partnerships.

The Company had a gain on asset sales of $49,823 in 2022 compared to a loss on asset sales of $201,119 in 2021. The gain in 2022 was the result of a gain of $26,777 on vehicle sales and other net gains of $23,046.

Interest income increased $74,232 (309%) to $98,231 in 2022 from $23,999 in 2021 and dividend income decreased $100,434 to $264,035 in 2022 from $364,469 in 2021, primarily due to the Company’s shift in investment strategy back to available-for-sale debt securities.

Income Tax Provision/(Benefit)

In 2022, the Company had an estimated income tax provision of $1,072,524 as the result of a deferred tax provision of $1,068,275 and a current tax provision of $4,249. In 2021, the Company had an estimated income tax benefit of $54,889 as the result of a deferred tax benefit of $17,307 and a current tax benefit of $37,582. See Item 8, Note 5 to the accompanying consolidated financial statements for an analysis of the various components of income taxes and a discussion of the federal tax rate change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of The Reserve Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Reserve Petroleum Company and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Properties – Oil and Natural Gas Reserve Quantities and Future Cash Flows Used to Determine Depletion and to Assess Impairment

Critical Audit Matter Description

As discussed in Notes 2, 10, and 11 to the financial statements, the Company's proved oil and natural gas properties are depleted using the units-of-production method on a property-by-property basis and is based primarily on estimates of proved reserve quantities. Additionally, the Company recognizes impairment of proved oil and natural gas properties on a property-by-property basis when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the property's carrying amount. The impairment loss is measured by comparing the fair value of the property to its carrying amount. The Company's oil and natural gas reserve quantities and the related future net cash flows required management to make significant estimates and assumptions. As a result of changing market conditions and commodity prices, assumptions can change from period to period, causing the estimates of proved reserves to change. The Company employs a petroleum engineer to estimate oil and natural gas reserves using generally accepted engineering methods, calculation procedures and engineering data, and also engages an independent engineering firm to review the reasonableness of a portion of the Company's estimated reserves. Changes in these assumptions or engineering data could have a significant impact on reserve quantities and the amount of depletion and impairment recorded during a period. The proved oil and natural gas properties balance was $12,612,575 as of December 31, 2022, net of accumulated depreciation, depletion, amortization and valuation allowance.

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

/s/ HoganTaylor LLP

We have served as the Company’s auditor since 2009.

Oklahoma City, Oklahoma

March 31, 2023

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS(1)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,299,224	$10,129,157
Available-for-Sale Debt Securities	4,208,648	---
Equity Securities	2,302,959	9,142,357
Refundable Income Taxes	120,230	350,927
Accounts Receivable	2,318,183	1,362,963

Total Current Assets	16,249,244	20,985,404

Investments:

Equity Method Investments	2,469,644	1,898,646
Other Investments	5,085,806	2,791,656

Total Investments	7,555,450	4,690,302

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,846,543	1,663,567
Proved Properties	65,328,501	58,046,754

Oil and Gas Properties, Gross	67,175,044	59,710,321

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(52,773,978)	(52,686,001)

Oil and Gas Properties, Net	14,401,066	7,024,320

Other Property and Equipment, at Cost	758,256	680,043

Less – Accumulated Depreciation	(236,883)	(146,425)

Other Property and Equipment, Net	521,373	533,618

Property, Plant and Equipment, Net	14,922,439	7,557,938

Total Assets	$38,727,133	$33,233,644

(1)

Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), Grand Woods and TWS, as further discussed in Note 7 – Non-Controlling Interest and Variable Interest Entities. As of December 31, 2022, total assets and liabilities of Grand Woods, which are included in the consolidated balance sheets, were $2,195,878 and $1,437,509, respectively, including $24,050 of cash. Grand Woods noteholder has partial recourse to the Company. As of December 31, 2022, total assets and liabilities of TWS, which are included in the consolidated balance sheets, were $681,136 and $58,742, respectively, including $281,654 of cash.

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS(1)

	December 31,
	2022	2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$399,735	$261,114
Other Current Liabilities	75,675	262,554
Note Payable, Current Portion	136,637	---

Total Current Liabilities	612,047	523,668

Long-Term Liabilities:
Asset Retirement Obligation	2,809,257	2,359,826
Deferred Tax Liability, Net	1,619,595	551,320
Note Payable, Less Current Portion	1,300,872	---

Total Long-Term Liabilities	5,729,724	2,911,146

Total Liabilities	6,341,771	3,434,814

Commitments and Contingencies

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,828,418	31,389,240

Equity Before Treasury Stock	33,985,786	31,546,608

Less – Treasury Stock, at Cost	(1,749,858)	(1,747,778)

Total Equity Applicable to The Reserve Petroleum Company	32,235,928	29,798,830

Non-Controlling Interests	149,434	---

Total Equity	32,385,362	29,798,830

Total Liabilities and Equity	$38,727,133	$33,233,644

(1)

Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), Grand Woods and TWS, as further discussed in Note 7 – Non-Controlling Interest and Variable Interest Entities. As of December 31, 2022, total assets and liabilities of Grand Woods, which are included in the consolidated balance sheets, were $2,195,878 and $1,437,509, respectively, including $24,050 of cash. Grand Woods noteholder has partial recourse to the Company. As of December 31, 2022, total assets and liabilities of TWS, which are included in the consolidated balance sheets, were $681,136 and $58,742, respectively, including $281,654 of cash.

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021
Operating Revenues:
Oil and Gas Sales	$14,869,219	$9,034,540
Lease Bonuses and Other	295,544	9,804
Water Well Drilling Services	1,006,121	72,082

Total Operating Revenues	16,170,884	9,116,426

Operating Costs and Expenses:
Production	3,639,924	2,721,827
Exploration	474,773	687,648
Water Well Drilling Services	907,447	375,544
Grand Woods Expenses	32,827	---
Depreciation, Depletion, Amortization and Valuation Provisions	2,802,006	2,726,938
Gain on Disposition of Oil and Gas Properties	(198,443)	(16,313)
General, Administrative and Other	2,082,525	1,963,585

Total Operating Costs and Expenses	9,741,059	8,459,229

Income from Operations	6,429,825	657,197

Equity Loss in Investees	(164,497)	(154,041)

Interest Expense	(34,523)	---

Other Income/(Loss), Net	(1,185,161)	693,250

Income Before Income Taxes and Non-Controlling Interest	5,045,644	1,196,406

Income Tax Provision/(Benefit)	1,072,524	(54,889)

Net Income	$3,973,120	$1,251,295

Less: Net Loss Attributable to Non-Controlling Interest	(27,631)	---

Net Income Attributable to Common Stockholders	$4,000,751	$1,251,295

Per Share Data:

Net Income Attributable to Common Stockholders, Basic	$25.62	$8.00

Cash Dividends	$10.00	$5.00

Weighted Average Shares Outstanding, Basic	156,163	156,483

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests		Total Equity

Year Ended December 31, 2022
Balance as of December 31, 2021	$92,368	$65,000	$31,389,240	$(1,747,778)	$	---	$29,798,830
Net Income/(Loss)	---	---	4,000,751	---		(27,631)	3,973,120
Dividends Declared	---	---	(1,561,573)	---		---	(1,561,573)
Purchase of Treasury Stock	---	---	---	(2,080)		---	(2,080)
Consolidation of Grand Woods	---	---	---	---		177,065	177,065
Balance as of December 31, 2022	$92,368	$65,000	$33,828,418	$(1,749,858)		$149,434	$32,385,362

Year Ended December 31, 2021
Balance as of January 1, 2021	$92,368	$65,000	$30,920,837	$(1,692,893)	$	---	$29,385,312
Net Income	---	---	1,251,295	---		---	1,251,295
Dividends Declared	---	---	(782,892)	---		---	(782,892)
Purchase of Treasury Stock	---	---	---	(54,885)		---	(54,885)
Balance as of December 31, 2021	$92,368	$65,000	$31,389,240	$(1,747,778)	$	---	$29,798,830

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Provided by/(Applied to) Operating Activities:
Cash Received –
Oil and Gas Sales	$13,928,206	$8,055,832
Lease Bonuses and Other	289,314	9,804
Service Revenue	788,941	303,356
Interest Received	62,223	3,274
Dividends Received on Equity Securities	304,049	360,407
Cash Distributions from Equity Method Investees	41,580	24,750
Income Tax Refunds, Net of Income Taxes Paid	226,158	---
Cash Received from Class Action Lawsuits	377	16,713
Other	5,030	11,537
Cash Paid –
Production and Exploration Costs	(3,804,075)	(2,557,012)
General Suppliers, Employees and Taxes, Other than Income Taxes	(2,961,853)	(2,333,939)
Income Taxes Paid, Net of Income Tax Refunds	---	(94,375)
Interest Paid	(29,873)	(23,184)

Net Cash Provided by Operating Activities	8,850,077	3,777,163

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	---	1,515,234
Purchase of Available-for-Sale Debt Securities	(4,208,648)	---
Proceeds from Disposal of Property, Plant and Equipment	533,699	22,000
Purchase of Property, Plant and Equipment	(10,266,573)	(2,932,919)
Purchase of Equity Method and Other Investments	(1,473,097)	(1,639,940)
Cash Distributions from Other Investments	108,019	226,775
Notes Receivable	---	(168,711)
Sale of Equity Securities	9,148,302	12,347,481
Purchase of Equity Securities	(3,944,143)	(18,367,234)

Net Cash Applied to Investing Activities	(10,102,441)	(8,997,314)

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Provided by/(Applied to) Financing Activities:
Payments of Note Payable	$(66,332)	$	---
Capital Contributions from Non-Controlling Interests	52,416		---
Dividends Paid to Stockholders	(1,561,573)		(782,892)
Purchase of Treasury Stock	(2,080)		(54,885)

Total Cash Applied to Financing Activities	(1,577,569)		(837,777)

Net Change in Cash and Cash Equivalents	(2,829,933)		(6,057,928)

Cash and Cash Equivalents at Beginning of Year	10,129,157		16,187,085

Cash and Cash Equivalents at End of Year	$7,299,224		$10,129,157

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$3,973,120		$1,251,295
Net Income Increased (Decreased) by Net Change in –
Net Unrealized Holding (Gains)/Losses on Equity Securities	1,284,771		(396,773)
Realized (Gains)/Losses on Equity Securities	350,469		(176,858)
Accounts Receivable	(933,501)		(358,242)
Interest and Dividends Receivable	(21,718)		(20,725)
Refundable Income Taxes	230,697		(132,723)
Accounts Payable	219,486		14,055
Deferred Taxes	1,068,275		(17,307)
Equity Method and Other Investments	(13,274)		(104,940)
Cash Distribution from Equity Method Investments	41,580		24,750
Exploration Costs	328,374		590,669
Disposition of Property, Plant and Equipment	(248,266)		(20,130)
Depreciation, Depletion, Amortization and Valuation Provisions	2,802,006		2,726,938
Depreciation Attributable to TWS	64,291		27,985
Deferred Revenue	(186,274)		261,274
Other	(109,959)		107,895

Net Cash Provided by Operating Activities	$8,850,077		$3,777,163

See Accompanying Notes

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – NATURE OF OPERATIONS

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company engaged in oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming, a single business segment. The Company is also engaged in investments and joint ventures that are not significant business segments. The Company’s subsidiaries consist of majority owned Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company and wholly owned Trinity Water Services, LLC, an Oklahoma limited liability company, which has a water well drilling joint venture agreement (“JVA”) with TWS South, LLC, a Texas limited liability company (Collectively, “TWS”). Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “its,” “our,” and “we” are to The Reserve Petroleum Company and its consolidated subsidiaries.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of The Reserve Petroleum Company and its subsidiaries in which the Company holds a controlling interest, reflecting ownership of a majority of the voting interest, as of the financial statement date. Additionally, the Company consolidates VIEs under certain criteria discussed further below. All intercompany accounts and transactions have been eliminated in consolidation. When necessary, reclassifications that are not material to the consolidated financial statements are made to prior period financial information to conform to the current year presentation.

Variable Interest Entities

The Company decides at the inception of each arrangement whether an entity in which an investment is made or in which we have other variable interests is considered a VIE. Generally, an entity is a VIE if (1) the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, (2) the entity’s investors lack any characteristics of a controlling financial interest or (3) the entity was established with non-substantive voting rights.

The Company consolidates VIEs when the Company is deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that both: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. If the Company is not deemed to be the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP.

Non-Controlling Interests

When the Company consolidates an entity, 100% of the assets, liabilities, revenues and expenses of the subsidiary are included in the consolidated financial statements. For those consolidated entities in which the Company’s ownership is less than 100%, the Company records a non-controlling interest as a component of equity on the consolidated balance sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income (loss) attributable to non-controlling interest on the consolidated statements of income. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity. See Note 7 for additional details on non-controlling interests.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

Marketable Securities:

The Company classifies its debt and marketable equity securities in one of two categories: equity or available-for-sale. Equity securities are bought and held principally for the purposes of selling them in the near term. All other securities are classified as available-for-sale debt securities. Equity securities and available-for-sale debt securities are recorded at fair value. Unrealized gains and losses on equity securities are reported in current earnings. Unrealized gains and losses on available-for-sale debt securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the consolidated financial statements. There were no significant, cumulative unrealized gains or losses on available-for-sale debt securities as of December 31, 2022 or 2021.

Equity Method and Other Investments:

The Company accounts for its non-marketable investments in limited liability companies on the equity method if ownership allows the Company to exercise significant influence.

Other investments, without readily determinable fair values, that are not accounted for under the equity method are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management reviews our other investments and the underlying projects and activity periodically and assesses the need for any impairment. Management does not believe any investments need to be impaired at December 31, 2022 or 2021.

See Note 6 for additional information on investments.

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

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month, as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the consolidated statements of income are the result of estimated volumes and pricing for oil and gas products not yet received for the year. For the years ending December 31, 2022 and 2021, that estimate represented approximately $1,142,304 and $584,336, respectively, of accrued oil and gas sales included in the consolidated statements of income.

The Company’s contracts with customers originate at or near the time of delivery and transfer of control of oil and natural gas to the purchasers. As such, the Company does not have significant unsatisfied performance obligations.

The Company’s oil is typically sold at delivery points under contract terms that are common in our industry. The Company’s natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in our industry. However, under these contracts, the natural gas may be sold to a single purchaser or may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to the Company for its share in the value of the oil and natural gas sold.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Year Ended December 30,
	2022	2021
Oil Sales	$9,976,153	$5,905,936
Natural Gas Sales	4,342,725	2,628,472
Miscellaneous Oil and Gas Product Sales	550,341	500,132
	$14,869,219	$9,034,540

The Company recognizes revenue from lease bonuses when it has received an executed lease agreement with a third party transferring the rights to explore for and produce any oil or gas they may find within the terms of the lease, the payment has been collected and the Company has no obligation to refund the payment. The Company recognizes the lease bonus as a cost recovery with any excess above its cost basis in the mineral properties being treated as income. Service revenue primarily relates to water well drilling and related activities and is recognized based on the Company’s right to invoice as services are performed.

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

Other property and equipment are depreciated on the straight line, declining balance, or other accelerated method as appropriate.

The following estimated useful lives are used for property and equipment:

Office furniture and fixtures (years)	5	to	10
Automotive equipment (years)	5	to	10

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions as of December 31, 2022 and 2021. The federal income tax returns for 2019, 2020 and 2021 are subject to examination. See Note 5 for discussion of income taxes.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2022 and 2021, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming. The Company had one purchaser in 2022 whose total purchases were 14% of total oil and gas sales and two purchasers in 2021 whose purchases were 35% of total oil and gas sales.

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

Guarantees

At the inception of a guarantee or subsequent modification, the Company records a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company records a liability for its obligations when it becomes probable that the Company will have to perform under the guarantee. The Company has issued guarantees associated with the Company’s consolidated VIE, Grand Woods and its equity method investments. See Note 6 for discussion of equity investments.

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

The following table summarizes the asset retirement obligation for 2022 and 2021:

	2022	2021
Beginning balance at January 1	$2,359,826	$1,810,729
Liabilities incurred	443,391	400,801
Liabilities settled (wells sold or plugged)	(79,405)	(17,004)
Accretion expense	60,236	43,814
Revision to estimate	25,209	121,486
Ending balance at December 31	$2,809,257	$2,359,826

Note 3 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

		Shares of
	Shares	Treasury	Shares
	Issued	Stock	Outstanding
January 1, 2021, $.50 par value stock,
200,000 shares authorized	184,735	28,140	156,595
Purchase of stock	---	422	(422)

December 31, 2021, $.50 par value stock,
200,000 shares authorized	184,735	28,562	156,173
Purchase of stock	---	16	(16)

December 31, 2022, $.50 par value stock,
200,000 shares authorized	184,735	28,578	156,157

Note 4 – MARKETABLE SECURITIES

At December 31, 2022, available-for-sale debt securities, consisting entirely of U.S. government securities, were due within one year or less by contractual maturity.

For equity securities, in 2022 the Company recorded realized losses of $350,469 and unrealized losses of $1,284,771. In 2021 the Company recorded realized gains of $176,858 and unrealized gains of $396,773.

Note 5 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2022	2021
Assets:
Payables	$22,647	$13,306
Net Leasehold Reserves	84,641	164,509
Long-Lived Asset Impairment	967,774	1,163,085
Deferred Geological and Geophysical Expense	71,987	77,149
Unrealized Equity Securities and Capital Gains	148,984	123,336
Asset Retirement Obligation	376,911	347,850
Total Assets	1,672,944	1,889,235
Liabilities:
Receivables	239,884	122,711
Intangible Drilling Costs	1,951,662	1,437,150
Depletion and Depreciation	864,746	745,716
Investments	198,995	122,999
Other	37,252	11,979
Total Liabilities	3,292,539	2,440,555
Net Deferred Tax Liability	$(1,619,595)	$(551,320)

The following table summarizes the current and deferred portions of income tax provision/(benefit):

	Year Ended December 31,
	2022	2021
Current Tax Provision/(Benefit):
Federal	$3,812	$(38,552)
State	437	970
Total Current Provision/(Benefit)	4,249	(37,582)
Deferred Tax Provision/(Benefit)	1,068,275	(17,307)
Total Provision/(Benefit)	$1,072,524	$(54,889)

The total income tax provision/(benefit) expressed as a percentage of income before income tax was 21.32% for 2022 and (4.59)% for 2021. These amounts differ from the amounts computed by applying the statutory U.S. federal enacted income tax rate of 21% for 2022 and 2021 as summarized in the following reconciliation:

	Year Ended December 31,
	2022	2021
Computed Federal Tax Provision	$1,059,585	$251,036
Increase (Decrease) in Tax from:
Allowable Depletion in Excess of Basis	(76,317)	(148,538)
Federal Tax Carrybacks	---	(118,534)
PY Provision Adjustments	109,438	---
Dividend Received Deduction	(18,286)	(38,269)
State Income Tax Provision	437	970
Other	(2,333)	(1,554)
Income Tax Provision/(Benefit)	$1,072,524	$(54,889)
Effective Tax Rate	21.32%	(4.59)%

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

Note 6 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was approximately $36,000 for 2022 and 2021. The Company’s investment in Broadway 68 totaled $115,093 and $141,457 at December 31, 2022 and 2021, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,080,465 and $948,693 at December 31, 2022 and 2021, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $978,931 development loan that matures July 15, 2023 and 20% of a $488,575 construction loan that matures March 9, 2027. The Company’s investment in QSN totaled $284,249 and $279,763 at December 31, 2022 and 2021, respectively. The Company does not anticipate the need to perform on the guarantees of the loans.

Stott’s Mill (“Stott’s Mill”), with a 50% ownership, was acquired in May 2022. Stott’s Mill consists of two residential lots in a developing subdivision located in Basalt, CO. The Company’s investment in Stott’s Mill totaled $688,575 at December 31, 2022.

Victorum BRH3 Investment, LLC (“BRH3”), with a 27.27% ownership, was acquired in November 2022. BRH2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BRH3 totaled $301,261 at December 31, 2022.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $77,377 at December 31, 2022 and 2021.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at December 31, 2022 and 2021.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $460,000 and $500,000 at December 31, 2022 and 2021, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 23 acres. The Company’s investment in OKC totaled $82,482 at December 31, 2022 and 2021.

Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The accumulated costs of the land totaled $2,171,828 at December 31, 2022. See Note 7 for information related to Grand Woods.

VCC Accern Investment, LLC (“VCC Accern”), with a 9.9% ownership, was acquired in September 2021. VCC Accern serves as a special purpose investment vehicle to hold an investment in Accern Corporation (“Accern”). Accern is a SaaS, no-code artificial intelligence (“AI”) platform that enables customers to build enterprise AI applications without having to write code or develop complex AI algorithms. The Company’s investment in VCC Accern totaled $50,458 at December 31, 2022 and 2021.

VCC Beachy Investment, LLC (“VCC Beachy”), with a 4.29% ownership, was acquired in November 2021. VCC Beachy serves as a special purpose investment vehicle to hold an investment in Beachy Co. (“Beachy”). Beachy is a provider of SaaS reservation and mobile point of sale software solutions to the hospitality and leisure industry in the United States. The Company’s investment in VCC Beachy totaled $30,198 at December 31, 2022 and 2021.

Victorum BRH2 Investment, LLC (“BRH2”), with a 16.3% ownership, was acquired in August 2021. BRH2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BRH2 totaled $300,754 at December 31, 2022 and 2021.

VCC Homebase Investment, LLC (“VCC Homebase”), with a 7.29% ownership, was acquired in June 2021. VCC Homebase serves as a special purpose investment vehicle to hold an investment in Homebase, LLC (“Homebase”). Homebase is a smart apartment solution connecting buildings with future ready access control, internet, and property management. The Company’s investment in VCC Homebase totaled $125,404 and $100,337 at December 31, 2022 and 2021, respectively.

VCC Mamenta Investment, LLC (“VCC Mamenta”), with a 4.17% ownership, was acquired in July 2021. VCC Mamenta serves as a special purpose investment vehicle to hold an investment in Mamenta, Inc. (“Mamenta”). Mamenta is a SaaS global commerce platform enabling brands and retailers from any country to expand internationally through a software, data management, and pre-connected multi-channel commerce network. The Company’s investment in VCC Mamenta totaled $45,193 at December 31, 2022 and 2021.

VCC MooveGuru Investment, LLC (“VCC MooveGuru”), with a 3.53% ownership, was acquired in February 2022. VCC MooveGuru serves as a special purpose investment vehicle to hold an investment in MooveGuru, Inc. (“MooveGuru”). MooveGuru is a residential real estate technology platform that provides data aggregation and marketing services to all residential real estate verticals. The Company’s investment in VCC MooveGuru totaled $30,163 at December 31, 2022.

VCC SquareFoot Investment, LLC (“VCC SquareFoot”), with a 14.85% ownership, was acquired in March 2022. VCC SquareFoot serves as a special purpose investment vehicle to hold an investment in TheSquareFoot, Inc. (“SquareFoot”). SquareFoot is a tech-enabled commercial real estate brokerage and marketplace focused on tenants looking to lease space in the U.S. The Company’s investment in VCC SquareFoot totaled $75,843 at December 31, 2022.

VCC Venture Fund I, LP (“VCC Venture”), serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $31,250 at December 31, 2022, which represents 12.50% of the Company’s capital commitment.

Note 7 – NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITIES

TWS and Grand Woods are accounted for as consolidated VIEs. The Company owns an 80.37% interest in Grand Woods in the form of 47.08 Class A units and 546,735 Class C units, with the remaining non-controlling member interests held by other members, including 8.72% owned by executive officers of the Company. Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. Grand Woods was initially acquired as an investment in 2015 and had an equity method investment balance totaling $528,733 at December 31, 2021.

On September 15, 2022, Grand Woods entered into an agreement (“the 2022 Agreement”) with its members, whereby they would convert existing investor loans and credit enhancement fees to member units. The change in member units resulted in the Company having the power to direct the activities significant to Grand Woods and becoming the primary beneficiary; therefore, consolidation of Grand Woods became required and effective for the period ending September 30, 2022. As part of the consolidation of Grand Woods, the Company recorded $4,173 in cash, had noncash investing activities of $2,171,828 in the form of the accumulated costs of land in the investment, which is included in other investments, and had noncash financing activities of $1,437,509 in the form of a senior note payable. The Company is the only guarantor of $1,200,000 of the note payable held by Grand Woods, for which the Company was granted a $60,000 credit enhancement fee. See Note 8 for terms and guarantee of debt held by Grand Woods, which is included in the consolidated balance sheets. As part of the 2022 Agreement, the Company converted the credit enhancement fee of $60,000 along with existing notes receivable and accrued interest of $486,735 due from Grand Woods to Class C member units in Grand Woods. Any future additional capital calls will be classified as Class C units. Class C units accrue a dividend of 6% per annum and will hold priority payment over Class A units upon sale of any Grand Woods property. As a result of the Company’s guarantee of $1,200,000 of Grand Woods debt, there is partial recourse to the Company for the consolidated VIE’s liabilities.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of December 31, 2022. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively. The assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	Grand Woods		TWS	Total
Assets:
Cash		$24,050	$281,654	$305,704
Accounts Receivable		---	72,716	72,716
Other Investments (Land)		2,171,828	---	2,171,828
Total Current Assets		2,195,878	354,370	2,550,248
Other Property and Equipment, at cost		---	419,044	419,044
Less – Accumulated Depreciation		---	(92,278)	(92,278)
Other Property and Equipment, Net		---	326,766	326,766
Total Assets		$2,195,878	$681,136	$2,877,014

Liabilities:
Accounts Payable	$	---	$58,742	$58,742
Note Payable, Current Portion		136,637	---	136,637
Total Current Liabilities		136,637	58,742	195,379
Note Payable, Less Current Portion		1,300,872	---	1,300,872
Total Liabilities		$1,437,509	$58,742	$1,496,251

Note 8 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,043 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at December 31, 2022 is $1,437,509, of which $136,637 is classified as current. Interest paid on the Note in 2022 totaled $61,188, of which, $31,315 was paid prior to consolidation and $29,873 was paid after consolidation. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guarantee of the Note prior to a sale of the underlying property.

Below is a schedule of future principal payments that we are obligated to make on the outstanding Note at December 31, 2022:

Years Ending December 31,	Principal Payments
2023	$136,637
2024	142,136
2025	148,155
2026	1,010,581
$1,437,509

Note 9 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

All the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2022	2021
Acquisition of Properties:
Unproved	$963,822	$523,011
Proved	4,020,523	1,016,716
Exploration Costs	853,455	580,272
Development Costs	4,524,443	629,477
Asset Retirement Obligation	468,599	505,283

Note 10 – FAIR VALUE MEASUREMENTS

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

During 2022 and 2021, there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates.

At December 31, 2022 and 2021, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	December 31, 2022
	Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 year	$	---	$4,208,648	$	---
Equity Securities:
Domestic Equities		1,720,410	---		---
International Equities		448,405	---		---
Others		134,144	---		---
		$2,302,959	$4,208,648	$	---

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$6,822,808	$	---	$	---
International Equities	1,856,904		---		---
Others	462,645		---		---
	$9,142,357	$	---	$	---

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred was $443,391 in 2022 and $400,801 in 2021 and was calculated using Level 3 inputs. See Note 2 for more information about this liability and the inputs used for calculating fair value.

The fair value of oil and gas properties used in estimating impairment losses of $1,109,455 for 2022 and $1,673,929 for 2021 were based on Level 3 inputs. See Note 11 for the procedure used for calculating these expenses.

Fair Value of Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, marketable securities, trade payables and dividends payable. As of December 31, 2022 and 2021, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered representative of their respective fair values due to the short-term maturities of these items.

Note 11 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover its entire carrying value through future undiscounted cash flows. Impairment losses totaling $1,109,455 for 2022 and $1,673,929 for 2021 are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provisions. The impairments for 2022 and 2021 were calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flows from these properties. Forward pricing was used for calculating future revenue and cash flow.

Note 12 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	2022	2021

Net Realized and Unrealized Gain/(Loss) on Equity Securities	$(1,635,240)	$573,631
Gain/(Loss) on Other Asset Sales	49,823	(201,119)
Interest Income	98,231	23,999
Dividend Income	264,035	364,469
Income from Other Investments	108,034	3,255
Miscellaneous Income and Expenses	(70,044)	(70,985)
Other Income/(Loss), Net	$(1,185,161)	$693,250

Note 13 – DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) savings plan to which both the Company and eligible employees may contribute. Company matching contributions are 100% of employee contributions up to 6% of annual salary. The Company’s share of expenses relating to these matching contributions was $48,271 for 2022, and $43,583 for 2021.

Note 14 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is affiliated by common management and ownership with Mesquite Minerals, Inc. (“Mesquite”), Mid-American Oil Company (“Mid-American”) and Lochbuie Limited Liability Company (“Lochbuie”). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite, Mid-American and Lochbuie.

Mesquite and Lochbuie share facilities and employees including executive officers with the Company. The Company has been reimbursed for services, facilities and miscellaneous business expenses incurred in 2022 in the amount of $144,951 for Mesquite and $200,153 for Lochbuie. Reimbursements in 2021 were $209,187 by Mesquite, $159,001 for Mid-American and $208,974 for Lochbuie. Included in these amounts are each affiliate’s share of salaries. In 2022, the share of salaries paid by Mesquite and Lochbuie were $81,533 and $112,887, respectively. In 2021, the share of salaries paid by Mesquite and Lochbuie were $108,506 and $81,278 for Mid-American.

The Company purchased working interest properties from Mesquite for $699,770, effective July 1, 2022. Sales price for these properties was determined using risk-adjusted estimated cash flows of the properties as of June 30, 2022. The Company also purchased non-producing leaseholds and other miscellaneous assets from Mesquite Minerals, Inc. totaling $289,739. Management believes the amounts paid are reasonable estimates of fair values of the assets acquired.

The Company purchased working interest properties from Mid-American for $500,469, effective July 1, 2021. Sales price for these properties was determined using risk-adjusted estimated cash flows of the properties as of June 30, 2021. Management believes the amounts paid are reasonable estimates of fair values of the assets acquired.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2022	2021
Oil and Condensate (Bbls)
Proved Developed Reserves:
Beginning of Year	357,274	221,795
Revisions of Previous Estimates	77,680	101,338
Extensions and Discoveries	74,737	60,609
Purchase of Reserves	337,387	38,079
Production	(81,084)	(64,547)
End of Year	765,994	357,274

Proved Developed Reserves:
Beginning of Year	357,274	221,795
End of Year	765,994	357,274

Gas (MCF)
Proved Developed Reserves:
Beginning of Year	2,668,082	1,534,311
Revisions of Previous Estimates	438,711	772,913
Extensions and Discoveries	170,312	463,536
Purchase of Reserves	216,030	273,660
Production	(415,930)	(376,338)
End of Year	3,077,205	2,668,082

Proved Developed Reserves:
Beginning of Year	2,668,082	1,534,311
End of Year	3,077,205	2,668,082

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY

WORKING INTEREST RESERVE QUANTITY INFORMATION

(Unaudited)

Notes:

1.

Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 26,322 Bbls of oil and 295,242 MCF of gas for 2022 and 25,618 Bbls of oil and 307,986 MCF of gas for 2021.

2.

The preceding table sets forth estimates of the Company’s proved oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2022 and 2021. The Company engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

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

4.

The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2022 summary reserve report was tested by comparison to 2022 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTEREST
OIL AND GAS RESERVES
(Unaudited)

	At December 31,
	2022	2021
Future Cash Inflows	$87,815,597	$32,293,498

Future Production and Development Costs	(38,477,835)	(16,056,240)

Future Asset Retirement Obligation	(3,719,370)	(2,456,290)

Future Income Tax Expense	(5,529,912)	(1,048,986)

Future Net Cash Flows	40,088,480	12,731,982

10% Annual Discount for Estimated Timing of Cash Flows	(16,182,590)	(3,892,523)

Standardized Measure of Discounted Future Net Cash Flows	$23,905,890	$8,839,459

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2021 and 2022, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS FROM
PROVED WORKING INTEREST RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2022	2021
Standardized Measure, Beginning of Year	$8,839,459	$1,931,647

Sales and Transfers, Net of Production Costs	(6,832,951)	(3,476,703)

Net Change in Sales and Transfer Prices, Net of Production Costs	6,904,759	3,787,887

Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	5,895,598	4,294,966

Revisions of Quantity Estimates	3,893,178	2,934,172

Accretion of Discount	1,203,372	326,800

Purchases of Reserves in Place	7,853,989	844,340

Net Change in Income Taxes	(2,562,318)	(1,188,405)

Net Change in Asset Retirement Obligation	468,599	505,283

Changes in Production Rates (Timing) and Other	(1,757,795)	(1,120,528)

Standardized Measure, End of Year	$23,905,890	$8,839,459

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

See Item 8, Note 14 to the consolidated financial statements. Information regarding the independence of our directors and other information called for by this Item is incorporated by reference to the Proxy Statement.

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

3.1

Restated Certificate of Incorporation dated June 1, 2012 is incorporated by reference to Exhibit 3.1 of The Reserve Petroleum Company’s Annual Report 10-K (Commission File No. 0-8157) filed March 29, 2013.

3.2	Amended By-Laws dated November 16, 2004, are incorporated by reference to Exhibit 3.2 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 31, 2006.

4.1

Description of Company’s common securities registered under Section 12 of the Exchange Act is incorporated by reference to Exhibit 4.1 of The Reserve Petroleum Company’s Annual Report 10-K (Commission File No. 0-8157) filed March 31, 2022.

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

Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Eddy R. Ditzler
Kyle L. McLain (Chairman of the Board)	Eddy R. Ditzler (Director)
March 31, 2023	March 31, 2023

/s/ Marvin E. Harris, Jr.	/s/ William M. Smith
Marvin E. Harris, Jr. (Director)	William M. Smith (Director)
March 31, 2023	March 31, 2023