Form 10-Q
period 2023-03-31
RESERVE PETROLEUM CO
filed 2023-05-15
CIK 83350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 4, 2023, 156,156 shares of the registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS(1)
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,671,884	$7,299,224
Available-for-Sale Debt Securities	5,369,536	4,208,648
Equity Securities	2,790,105	2,302,959
Refundable Income Taxes	108,941	120,230
Accounts Receivable	1,666,056	2,318,183
Total Current Assets	16,606,522	16,249,244

Investments:
Equity Method Investments	2,815,349	2,469,644
Other Investments	4,785,053	5,085,806
Total Investments	7,600,402	7,555,450

Property, Plant and Equipment:
Oil and Gas Properties, at Cost, Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,887,613	1,846,543
Proved Properties	65,965,768	65,328,501
Oil and Gas Properties, Gross	67,853,381	67,175,044

Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(53,430,956)	(52,773,978)

Oil and Gas Properties, Net	14,422,425	14,401,066

Other Property and Equipment, at Cost	758,256	758,256

Less – Accumulated Depreciation	(265,679)	(236,883)

Other Property and Equipment, Net	492,577	521,373

Total Property, Plant and Equipment, Net	14,915,002	14,922,439

Total Assets	$39,121,926	$38,727,133

(1)

Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), Grand Woods and TWS, as further discussed in Note 5 – Non-Controlling Interest and Variable Interest Entities. As of March 31, 2023, total assets and liabilities of Grand Woods, which are included in the consolidated balance sheets, were $2,222,323 and $1,403,674, respectively, including $50,495 of cash. Grand Woods noteholder has partial recourse to the Company. As of March 31, 2023, total assets and liabilities of TWS, which are included in the consolidated balance sheets, were $625,092 and $5,155, respectively, including $306,479 of cash.

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS(1)
(Unaudited)

	March 31,	December 31,
	2023	2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$325,231	$399,735
Other Current Liabilities	17,430	75,675
Note Payable, Current Portion	137,866	136,637
Total Current Liabilities	480,527	612,047

Long-Term Liabilities:
Asset Retirement Obligation	2,821,685	2,809,257
Deferred Tax Liability, Net	1,741,508	1,619,595
Note Payable, Less Current Portion	1,265,808	1,300,872
Total Long-Term Liabilities	5,829,001	5,729,724

Total Liabilities	6,309,528	6,341,771

Commitments and Contingencies

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,241,077	33,828,418

Equity Before Treasury Stock	34,398,445	33,985,786

Less – Treasury Stock, at Cost	(1,749,858)	(1,749,858)

Total Equity Applicable to The Reserve Petroleum Company	32,648,587	32,235,928

Non-Controlling Interests	163,811	149,434

Total Equity	32,812,398	32,385,362

Total Liabilities and Equity	$39,121,926	$38,727,133

(1)

Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), Grand Woods and TWS, as further discussed in Note 5 – Non-Controlling Interest and Variable Interest Entities. As of March 31, 2023, total assets and liabilities of Grand Woods, which are included in the consolidated balance sheets, were $2,222,323 and $1,403,674, respectively, including $50,495 of cash. Grand Woods noteholder has partial recourse to the Company. As of March 31, 2023, total assets and liabilities of TWS, which are included in the consolidated balance sheets, were $625,092 and $5,155, respectively, including $306,479 of cash.

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating Revenues:
Oil and Gas Sales	$2,935,441	$3,433,824
Lease Bonuses and Other	-	37,654
Water Well Drilling Services	164,200	275,534
Total Operating Revenues	3,099,641	3,747,012

Operating Costs and Expenses:
Production	1,056,749	778,175
Exploration	374,348	(53,781)
Water Well Drilling Services	166,573	149,521
Depreciation, Depletion, Amortization and Valuation Provisions	952,887	335,046
Gain on Disposition of Oil and Gas Properties	-	(198,746)
General, Administrative and Other	595,435	534,167
Total Operating Costs and Expenses	3,145,992	1,544,382

Income/(Loss) from Operations	(46,351)	2,202,630

Equity Income/(Loss) in Investees	31,656	(83,457)

Interest Expense	(16,953)	-

Other Income/(Loss), Net	568,833	(65,106)

Income Before Income Taxes and Non-Controlling Interest	537,185	2,054,067

Income Tax Provision:
Current	11,534	51,170
Deferred	121,913	317,418

Total Income Tax Provision	133,447	368,588

Net Income	$403,738	$1,685,479

Less: Net Loss Attributable to Non-Controlling Interest	(8,921)	-

Net Income Attributable to Common Stockholders	$412,659	$1,685,479

Per Share Data:
Net Income Attributable to Common Stockholders, Basic	$2.64	$10.79

Weighted Average Shares Outstanding, Basic	156,157	156,173

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total

Three Months Ended March 31, 2023
Balance as of December 31, 2022	$92,368	$65,000	$33,828,418	$(1,749,858)	$149,434	$32,385,362
Net Income/(Loss)	-	-	412,659	-	(8,921)	403,738
Purchase of Treasury Stock	-	-	-	-	-	-
Contributions and Accrued Dividends	-	-	-	-	23,298	23,298
Balance as of March 31, 2023	$92,368	$65,000	$34,241,077	$(1,749,858)	$163,811	$32,812,398

Three Months Ended March 31, 2022
Balance as of December 31, 2021	$92,368	$65,000	$31,389,240	$(1,747,778)	$-	$29,798,830
Net Income	-	-	1,685,479	-	-	1,685,479
Purchase of Treasury Stock	-	-	-	-	-	-
Balance as of March 31, 2022	$92,368	$65,000	$33,074,719	$(1,747,778)	$-	$31,484,309

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net Cash Provided by Operating Activities	$1,503,765	$1,441,668

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	1,151,966	-
Purchase of Available-for-Sale Debt Securities	(2,312,854)	-
Proceeds from Disposal of Property, Plant and Equipment	-	457,898
Purchase of Property, Plant and Equipment	(847,636)	(1,069,680)
Purchase of Equity Method and Other Investments	(25,846)	(174,006)
Cash Distributions from Other Investments	320,998	8,318
Sale of Equity Securities	151,518	628,126
Purchase of Equity Securities	(556,029)	(1,520,591)

Net Cash Applied to Investing Activities	(2,117,883)	(1,669,935)

Cash Applied to Financing Activities:
Payments of Note Payable	(33,835)	-
Capital Contributions from Non-Controlling Interests	20,613	-

Total Cash Applied to Financing Activities	(13,222)	-

Net Change in Cash and Cash Equivalents	(627,340)	(228,267)

Cash and Cash Equivalents, Beginning of Period	7,299,224	10,129,157

Cash and Cash Equivalents, End of Period	$6,671,884	$9,900,890

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note 1 – BASIS OF PRESENTATION

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company engaged in oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming, a single business segment. The Company is also engaged in investments and joint ventures that are not significant business segments. The Company’s consolidated subsidiaries consist of Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company and Trinity Water Services, LLC, an Oklahoma limited liability company, which has a water well drilling joint venture agreement (“JVA”) with TWS South, LLC, a Texas limited liability company (Collectively, “TWS”). Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “its,” “our,” and “we” are to The Reserve Petroleum Company and its consolidated subsidiaries.

The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of The Reserve Petroleum Company and its subsidiaries in which the Company holds a controlling interest, reflecting ownership of a majority of the voting interest, as of the financial statement date. Additionally, the Company consolidates Variable Interest Entities (“VIEs”) under certain criteria discussed further below. All intercompany accounts and transactions have been eliminated in consolidation. When necessary, reclassifications that are not material to the consolidated financial statements are made to prior period financial information to conform to the current year presentation.

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (hereinafter, the “2022 Form 10-K”).

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

Non-Controlling Interests

When the Company consolidates an entity, 100% of the assets, liabilities, revenues and expenses of the subsidiary are included in the consolidated financial statements. For those consolidated entities in which the Company’s ownership is less than 100%, the Company records a non-controlling interest as a component of equity on the consolidated balance sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income (loss) attributable to non-controlling interest on the consolidated statements of income. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity. See Note 5 for additional details on non-controlling interests.

Note 2 – REVENUE RECOGNITION

A portion of oil and gas sales recorded in the consolidated statements of income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the three months ended March 31, 2023 and 2022, that estimate represented approximately $1,580,027 and $1,064,818, respectively, of oil and natural gas sales included in the consolidated statements of income.

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended
	March 31,
	2023	2022
Oil Sales	$2,344,037	$2,352,133
Natural Gas Sales	535,401	936,808
Miscellaneous Oil and Gas Product Sales	56,003	144,883
	$2,935,441	$3,433,824

Note 3 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended
	March 31,
	2023	2022
Net Realized and Unrealized Gain/(Loss) on Equity Securities	$82,635	$(146,076)
Interest Income	113,818	7,529
Dividend Income	10,300	96,302
Income from Other Investments	309,697	8,318
Miscellaneous Income and Expenses	52,383	(31,179)
Other Income/(Loss), Net	$568,833	$(65,106)

Note 4 – EQUITY METHOD AND OTHER INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was approximately $11,200 and $8,700 during the three months ended March 31, 2023 and 2022, respectively. The Company’s investment in Broadway 68 totaled $129,631 and $115,093 at March 31, 2023 and December 31, 2022, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,090,740 and $1,080,465 at March 31, 2023 and December 31, 2022, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $978,931 development loan that matures July 15, 2023 and 20% of a $488,575 construction loan that matures March 9, 2027. The Company’s investment in QSN totaled $288,992 and $284,249 at March 31, 2023 and December 31, 2022, respectively. The Company does not anticipate the need to perform on the guarantees of the loans.

Stott’s Mill (“Stott’s Mill”), with a 50% ownership, was acquired in May 2022. Stott’s Mill consists of two residential lots in a developing subdivision located in Basalt, CO. The Company’s investment in Stott’s Mill totaled $703,971 and $688,575 at March 31, 2023 and December 31, 2022, respectively.

Victorum BHR2 Investment, LLC (“BHR2”), with a 16.3% ownership, was acquired in August 2021. BHR2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BHR2 totaled $300,754 at March 31, 2023 and December 31, 2022.

Victorum BRH3 Investment, LLC (“BRH3”), with a 27.27% ownership, was acquired in November 2022. BRH2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BRH3 totaled $301,261 at March 31, 2023 and December 31, 2022.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $77,377 at March 31, 2023 and December 31, 2022.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at March 31, 2023 and December 31, 2022.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $460,000 at March 31, 2023 and December 31, 2022.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 13 acres. The Company’s investment in OKC totaled $82,482 at March 31, 2023 and December 31, 2022.

Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The accumulated costs of the land totaled $2,171,828 at March 31, 2023 and December 31, 2022. See Note 7 for information related to Grand Woods.

Victorum Capital Club (“VCC”) invests in and manages special investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. The Company’s investment in VCC special investment vehicles totaled $357,259 at March 31, 2023 and December 31, 2022.

VCC Venture Fund I, LP (“VCC Venture”), serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $31,250 at March 31, 2023 and December 31, 2022, which represents 12.50% of the Company’s capital commitment.

Note 5 – NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITIES

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

On September 15, 2022, Grand Woods entered into an agreement (“the 2022 Agreement”) with its members that resulted in the Company having the power to direct the activities significant to Grand Woods and becoming the primary beneficiary; therefore, consolidation of Grand Woods became required and effective for the period ending September 30, 2022. The Company is the only guarantor of $1,200,000 of a note payable held by Grand Woods. See Note 6 for terms and guarantee of debt held by Grand Woods, which is included in the consolidated balance sheets. As a result of the Company’s guarantee of $1,200,000 of Grand Woods debt, the noteholder has partial recourse to the Company for the consolidated VIE’s liabilities.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of March 31, 2023 and December 31, 2022. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

The assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	March 31, 2023

	Grand Woods	TWS	Total
Assets:
Cash	$50,495	$306,479	$356,974
Accounts Receivable	-	10,000	10,000
Other Investments (Land)	2,171,828	-	2,171,828
Total Current Assets	2,222,323	316,479	2,538,802
Other Property and Equipment, at cost	-	419,044	419,044
Less – Accumulated Depreciation	-	(110,431)	(110,431)
Other Property and Equipment, Net	-	308,613	308,613
Total Assets	$2,222,323	$625,092	$2,847,415
Liabilities:
Accounts Payable	$-	$5,155	$5,155
Note Payable, Current Portion	137,866	-	137,866
Total Current Liabilities	137,866	5,155	143,021
Note Payable, Less Current Portion	1,265,808	-	1,265,808
Total Liabilities	$1,403,674	$5,155	$1,408,829

	December 31, 2022

	Grand Woods	TWS	Total
Assets:
Cash	$24,050	$281,654	$305,704
Accounts Receivable	-	72,716	72,716
Other Investments (Land)	2,171,828	-	2,171,828
Total Current Assets	2,195,878	354,370	2,550,248
Other Property and Equipment, at cost	-	419,044	419,044
Less – Accumulated Depreciation	-	(92,278)	(92,278)
Other Property and Equipment, Net	-	326,766	326,766
Total Assets	$2,195,878	$681,136	$2,877,014
Liabilities:
Accounts Payable	$-	$58,742	$58,742
Note Payable, Current Portion	136,637	-	136,637
Total Current Liabilities	136,637	58,742	195,379
Note Payable, Less Current Portion	1,300,872	-	1,300,872
Total Liabilities	$1,437,509	$58,742	$1,496,251

Note 6 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,043 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at March 31, 2023 and December 31, 2022 is $1,403,674 and $1,437,509, respectively, of which $137,866 is classified as current at March 31, 2023. Interest paid on the Note in the period ending March 31, 2023 totaled $14,268. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guarantee of the Note.

Below is a schedule of future principal payments on the outstanding Note at March 31, 2023:

Years Ending December 31,	Principal Payments
2023	$102,802
2024	142,136
2025	148,155
2026	1,010,581
$1,403,674

Note 7 – PROVISION FOR INCOME TAXES

In 2023 and 2022, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and natural gas properties.

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

Note 8 – ASSET RETIREMENT OBLIGATION

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2022	$2,809,257
Liabilities settled (wells sold or plugged)	(5,793)
Accretion expense	18,221
Balance at March 31, 2023	$2,821,685

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

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates. At March 31, 2023 and December 31, 2022, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	March 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S. Treasury Bills Maturing within 1 Year	$-	$5,369,536	$-
Equity Securities:
Domestic Equities	2,374,520	-	-
International Equities	286,086	-	-
Others	129,499	-	-
	$2,790,105	$5,369,536	$-

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S. Treasury Bills Maturing within 1 Year	$-	$4,208,648	$-
Equity Securities:
Domestic Equities	1,720,410	-	-
International Equities	448,405	-	-
Others	134,144	-	-
	$2,302,959	$4,208,648	$-

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the periods ending March 31, 2023 or 2022. See Note 7 above for more information about this liability and the inputs used for calculating fair value.

The impairment loss in the quarter ended March 31, 2023 was $443,456, with none in 2022. This also represents non-recurring fair value measurements calculated using Level 3 inputs. See Note 10 below for a description of the impairment loss calculation.

Fair Value of Other Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and dividends payable. At March 31, 2023 and December 31, 2022, the historical cost of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items.

Note 10 – LONG-LIVED ASSETS IMPAIRMENT LOSS

Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses recorded for the period ending March 31, 2023 were $443,456, with none in 2022. Impairment losses are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provisions. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2022 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.

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

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 3 of the 2022 Form 10-K.

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

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the consolidated balance sheets and the condensed consolidated statements of cash flows in this Form 10-Q to supplement the following discussion. In the first quarter of 2023, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operations of $1,503,765 in the three months ending March 31, 2023. The Company had sales of equity securities of $151,518, cash distributions from other investments of $320,998, and maturity of available-for-sale debt securities of $1,151,966 for total cash provided by investing activities of $1,624,482 in the three months ending March 31, 2023. The Company utilized cash for the purchase of property of $847,636, purchase of equity method and other investments of $25,846, purchase of equity securities of $556,029, and purchase of available-for-sale debt securities of $2,312,854, for total cash applied of $3,742,365 in the three months ending March 31, 2023. Cash and cash equivalents decreased $627,340 (9%) to $6,671,884 at March 31, 2023 from $7,299,224 at December 31, 2022.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2022. A discussion of these items follows.

Available-for-sale debt securities increased $1,160,888 (26%) to $5,369,536 in the three months ended March 31, 2023, from $4,208,648 at December 31, 2022. This was the result of the Company’s shift in cash management and investment strategy to increase available-for-sale debt securities to capitalize on increased interest rates.

Equity securities increased $487,146 (21%) to $2,790,105 as of March 31, 2023 from $2,302,959 at December 31, 2022. The increase was the result of $404,511 in net purchases and a $82,635 increase in market value.

Refundable income taxes decreased $11,289 (9%) to $108,941 as of March 31, 2023 from $120,230 at December 31, 2022.

Accounts receivable decreased $652,127 (28%) to $1,666,056 as of March 31, 2023 from $2,318,183 at December 31, 2022. The decrease was primarily related to decreased production and decreased oil and natural gas prices during the period ending March 31, 2023.

Discussion of Significant Changes in the Condensed Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $1,503,765 in the three months ended March 31, 2023, an increase of $62,097 (4%) from the comparable period in 2022 of $1,441,668. For more information see “Operating Revenues” and “Other Income, Net” below.

Cash applied to the purchase of property additions in the three months ended March 31, 2023 was $847,636, a decrease of $222,044 (21%) from cash applied in the comparable period in 2022 of $1,069,680. For 2023, cash applied to property additions was all related to oil and natural gas exploration and development activity. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to the purchase of equity securities in the three months ended March 31, 2023 was $556,029, compared to $1,520,591 in the comparable period in 2022. Cash provided by the sale of equity securities in the three months ended March 31, 2023 was $151,518, compared to $628,126 in the comparable period in 2022.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2022 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Net income decreased $1,281,741 (76%) to $403,738 in the three months ended March 31, 2023 from $1,685,479 in the comparable period in 2022. Net income per share, basic, decreased $8.15 to a net income per share of $2.64 in the three months ended March 31, 2023 from a net income per share of $10.79 in the comparable period in 2022.

A discussion of revenue from oil and gas sales and other significant line items in the consolidated statements of income follows.

Operating Revenues. Revenues from oil and gas sales decreased $498,383 (15%) to $2,935,441 in the three months ended March 31, 2023 from $3,433,824 in 2022. Of the $498,383 decrease, crude oil sales decreased $8,096; natural gas sales decreased $401,407; and miscellaneous oil and gas product sales decreased $88,880.

The $8,096 (<1%) decrease in oil sales to $2,344,037 in the three months ended March 31, 2023 from $2,352,133 in the comparable period in 2022 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 7,639 Bbls to 32,678 Bbls in the three months ended March 31, 2023, resulting in a positive volume variance of $717,572 compared to the comparable period in 2022. The average price per Bbl decreased $22.21 to $71.73 per Bbl in the three months ended March 31, 2023, resulting in a negative price variance of $(725,668) compared to the comparable period in 2022.

The $401,407 (43%) decrease in natural gas sales to $535,401 in the three months ended March 31, 2023 from $936,808 in the comparable period in 2022 was the result of a decrease in the average price per thousand cubic feet (MCF) and a decrease in the volume sold. The volume of natural gas sold decreased 8,305 MCF to 161,853 MCF in the three months ended March 31, 2023 from 170,158 MCF in the comparable period in 2022, for a negative volume variance of $(45,725). The average price per MCF decreased $2.20 to $3.31 per MCF in the three months ended March 31, 2023 from $5.51 per MCF in the comparable period in 2022, resulting in a negative price variance of $(355,682).

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and gas products decreased $88,880 (61%) to $56,003 in the three months ended March 31, 2023 from $144,883 in the comparable period in 2022.

Lease bonuses and other decreased $37,654 to $0 in the three months ended March 31, 2023 from $37,654 in the comparable period in 2022.

The Company had water well drilling revenues of $164,200 in the three months ended March 31, 2023 related to water well drilling through TWS, with $275,534 in the comparable period in 2022.

Operating Costs and Expenses. Operating costs and expenses increased $1,601,610 (104%) to $3,145,992 in the three months ended March 31, 2023 from $1,544,382 in the comparable period in 2022. The increase was primarily due to increased oil production and drilling activity in the 2023 period.

Production Costs. Production costs increased $278,574 (36%) to $1,056,749 in the three months ended March 31, 2023 from $778,175 in the comparable period in 2022. This increase was the result of an increase of $361,925 in lease operating expense due to several new wells in progress, an increase of $5,502 in production tax and a decrease of $88,853 in hauling, compression and other expenses.

Exploration Costs. Total exploration expense increased $428,129 to $374,348 in the three months ended March 31, 2023 from $(53,781) in the comparable period in 2022. This change was the result of an increase in geological and geophysical costs of $38,271, an increase in dry hole costs, P&A and other costs of $229,623 and increase in canceled and expired leases of $160,235.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $617,841 (184%) to $952,887 in the three months ended March 31, 2023 from $335,046 in the comparable period in 2022, primarily due to impairment of long lived assets of $443,456 in the current period.

General, Administrative and Other (G&A). G&A increased $61,268 (11%) to $595,435 in the three months ended March 31, 2023 from $534,167 in the comparable period in 2022. The increase was due to an increase in payroll costs of $47,759, added costs of $17,543 related to Grand Woods and a net increase in other G&A accounts of $4,034.

Other Income/(Loss), Net. Other income increased $633,939 to $568,833 in the three months ended March 31, 2023 from loss of $(65,106) in the comparable period in 2022. The Company collected $290,000 on the sale of a portion of property held in OKC Industrial Properties, LC during the period ended March 31, 2023. The remaining increase was the result of increases in interest, equity securities gains, and other income. See Note 3 to the accompanying consolidated financial statements for the various components of Other Income/(Loss), Net.

Income Tax Provision. In the three months ended March 31, 2023, the Company had an estimated income tax provision of $133,447 as the result of a deferred tax provision of $121,913 and a current tax provision of $11,534. In the comparable period in 2022, the Company had an estimated income tax provision of $368,588 as the result of a deferred tax provision of $317,418 and a current tax provision of $51,170. See Note 5 to the accompanying consolidated financial statements for additional information on income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter ended March 31, 2023, the Company did not have any material legal proceedings brought against it or its properties.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2023	/s/ Cameron R. McLain
Cameron R. McLain,
Principal Executive Officer

Date: May 15, 2023	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer