Form 10-K/A
period 2022-12-31
RESERVE PETROLEUM CO
filed 2023-06-15
CIK 83350

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

The Reserve Petroleum Company (the “Company,” “we,” “our” or “us”) filed its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original 10-K Filing”) with the Securities and Exchange Commission on March 31, 2023. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) that we expected to file with the Commission no later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the definitive 2023 Proxy Statement was not filed with the Commission before such date, the Company is filing this Amendment No. 1 to the Original 10-K Filing (this “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K.

Except for the addition of Part III information and the filing of the new certifications by our principal executive officer and principal financial officer, this Form 10-K/A does not amend or otherwise update any other information in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Form 10-K/A, continues to speak as of the date of the Original 10-K Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

TABLE OF CONTENTS

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company elects all Directors of the Board each year. Because we are a very small company with only six employees, we try to keep the process of operating the Company as uncomplicated as possible. At the same time, our objective is full compliance with all the Securities and Exchange Commission (“SEC”) rules and regulations required of all public companies that are smaller reporting companies, as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). We have been in business since 1931 and try to operate the Company today using the same principles as when the Company was formed. Our operations have progressed as technology has advanced. The Company’s directors’ fees are nominal, and we have no stock incentive-based compensation for the directors, our executive officers or our other employees. Accordingly, all existing directors are re-nominated each year, unless they elect not to serve.

The Company’s Statement of Governance Principles and the Charter of the Nominating Committee were adopted by the Board in 2004. The Statement of Governance Principles was amended as of May 25, 2021. All director nominees to the Board meet the qualifications set out in those documents.

Each non-employee director was originally nominated to serve on the Board based on their individual business background. Our current directors have a wide variety of business experience including some with petroleum industry experience and some without any petroleum industry experience. Some directors have large corporate background work experience, and some have experience working in or managing smaller companies or their own company. Because of the Company’s practice of re-nominating current directors, the primary qualification that led to each re-nominated director being chosen to serve for the coming year is their prior service and experience as a director. Considering the Company’s business and structure, the diversity of the Board is limited to the variety of business experience and backgrounds of the current directors.

The following persons are the Company’s current directors.

Name	Age	Positions Currently Held
Eddy R. Ditzler	66	Director
Doug S. Fuller	65	Director
Marvin E. Harris, Jr.	71	Director
Cameron R. McLain	64	Director, Chief Executive Officer, President,
		Exploration Manager
Kyle L. McLain	68	Director, Chairman of the Board,
		Executive Vice President, Production Manager
Robert L. Savage	75	Director
William M. (Bill) Smith	64	Director
James L. Tyler	75	Director

Each director has served continuously as a director since the date of his first election or appointment to the Board. The Board has determined that the following directors are independent, as independence is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules: Eddy R. Ditzler, Doug S. Fuller, Marvin E. Harris, Jr., and William M. (Bill) Smith.

Executive Officers

The following persons are the executive officers of the Company:

Name	Age	Positions Currently Held
Cameron R. McLain	64	Director, Chief Executive Officer, President,
		Exploration Manager
Kyle L. McLain	68	Director, Chairman of the Board,
		Executive Vice President, Production Manager
Lawrence R. Francis	46	1st Vice President, Chief Financial Officer,
		Secretary/Treasurer

Cameron R. McLain, Director, CEO, President and Exploration Manager, and Kyle L. McLain, Director, Chairman of the Board, Executive Vice President and Production Manager, are brothers.

Eddy R. Ditzler has been a director since May 25, 2021. Mr. Ditzler served Grant Thornton LLP for more than 35 years until his retirement in August 2017. As an audit partner, Mr. Ditzler was with Grant Thornton LLP as lead engagement partner and quality control partner for audits of privately owned and publicly traded oil and gas companies, financial institutions, insurance companies, manufacturers, distributors, retailers, and service companies. From December 2012 until his retirement, Mr. Ditzler was the National Professional Practice Director (NPPD) for the region that included offices in Dallas, Houston, Kansas City, Minneapolis, Oklahoma City, St. Louis, Tulsa, and Wichita. As the NPPD, he supported audit teams by providing technical support on accounting, auditing, and regulatory matters and consulted directly with audit teams and client management to provide timely resolution of technical accounting and auditing issues. Mr. Ditzler holds a Bachelor of Science in Business Administration (Accounting) and a Master of Science in Accounting from Oklahoma State University.

Lawrence R. Francis was employed by the Company on September 1, 2017, and was elected Chief Financial Officer, 1st Vice President and Secretary/Treasurer, effective January 1, 2018. Mr. Francis devotes substantially all his time to the affairs of the Company, although he devotes a part of his time and efforts to the activities of affiliated organizations. Mr. Francis was previously employed as an Assurance Manager for HoganTaylor LLP, where he served from January 2013 to August 2017 and as a CPA for Smith, Carney and Company, P.C. from January 2011 to December 2012. Prior to becoming a CPA, Mr. Francis spent more than 10 years in operations management in the retail sector. Mr. Francis holds a Bachelor of Science degree in Accounting from the University of Central Oklahoma and is a Certified Public Accountant in Oklahoma.

Doug S. Fuller has been a director since May 2, 2000. He is the President and Chief Executive Officer of Quail Creek Bank where he has been employed since April 20, 2009. Mr. Fuller was employed as Membership Director with Leadership Oklahoma from May 2007 until April 2009. Before that, he had been in banking since 1980 and was an executive officer with Bank of Oklahoma from 1992 until 2007. Mr. Fuller holds a Bachelor of Business Administration degree in Finance from the University of Oklahoma and a Master of Business Administration degree from Oklahoma City University. He is also a director of Quail Creek Bank, The Bankers Bank, the Oklahoma Bankers Association, and the Last Frontier Council of the Boy Scouts of America.

Marvin E. Harris, Jr. has been a director since May 7, 1991. He was a senior software developer with Devon Energy Corporation from April 2013 until his retirement in March 2021. Mr. Harris was a senior software developer with Teleflora from March 2012 until April 2013 and from January 2011 until March 2012 was employed as a Principal Analyst with Southwest Research Institute. He served as President of Tetron Software, a computer software company, which he formed, from January 1994 until January 2011. Mr. Harris was employed as President of RDS Services, Inc., a computer software company, from 1991 until 1994. He was employed by Intel Corporation from 1984 until 1991. Mr. Harris holds a Bachelor of Science degree from the University of Alabama, a Master of Science degree from the University of Alabama in Birmingham, and a Master of Business Administration degree from Southern Methodist University.

Cameron R. McLain has been a director since May 23, 2006. He was elected Chief Executive Officer on May 19, 2009, and President of the Company on May 20, 2008. Mr. McLain also serves as Exploration Manager and has served in that capacity continuously since his employment on May 9, 1982. He devotes substantially all his time to Company affairs; however, he devotes a part of his time and efforts to the activities of affiliated organizations. Mr. McLain was employed from May 1980 to May 1982 as an exploration geologist for Cities Service Oil and Gas Company in the Mid-Continent Division. He holds a Bachelor of Science degree in Geology from the University of Oklahoma and a Master of Business Administration degree from Oklahoma City University. Mr. McLain is also a director and officer of Mesquite Minerals, Inc.

Kyle L. McLain has been a director since May 23, 2006. He was elected Chairman on May 30, 2013, and Executive Vice President on May 20, 2008. Mr. McLain also serves as Production Manager and has served in that capacity continuously since his employment on May 12, 1984. He devotes substantially all his time to the affairs of the Company, although he spends a part of his time and efforts on the activities of affiliated organizations. Mr. McLain was employed as a reservoir engineer for Gulf Oil Corporation from May 1980 to May 1984. He holds a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma. Mr. McLain is also a director and officer of Mesquite Minerals, Inc.

Robert L. Savage has been a director since May 6, 1975. He has been a Financial Consultant with B.B. Graham & Company, Inc. since December 2014. Mr. Savage was President and Chief Executive Officer of Leonard Securities, Inc. from 1997 to February 2015. He was the President of Leonard Agency, Inc. from 1998 to 2019 and has been President of Leonard Investment Advisors, Inc. since 1999. Mr. Savage was Vice President with Park Avenue Securities, Inc. from January 1989 to May 1994 and Century Investment Group, Inc. from April 1994 to September 1997. He was employed as an Account Executive with Reynolds Securities, later named Dean Witter Reynolds from 1975 to 1989. Mr. Savage holds a Bachelor of Business Administration degree from Trinity University and a Master of Business Administration degree from Southern Methodist University.

William M. (Bill) Smith has been a director since May 5, 1998. He is the owner of W. M. Smith Energy, LLC, a geological consulting company that he formed January 1, 2008. Prior to that date, Mr. Smith had served as Manager of Geology at Bracken Operating, LLC since 1994 and was also part owner. He joined Bracken Exploration Co. as an Exploration Geologist in 1981 and became Vice President of Geology until 1986. In 1986, Mr. Smith assisted in forming Bracken Energy Company, for whom he was an employee and part owner. He was employed by Samedan Oil Corporation from 1980 through 1981. Mr. Smith holds a Bachelor of Science degree in Geology from the University of Oklahoma.

James L. Tyler has been a director since May 22, 2018. He was employed by the Company from August 2003 until he retired in December 2017. Mr. Tyler served as Chief Financial Officer, 2nd Vice President and Secretary/Treasurer during his employment. Mr. Tyler was employed as Vice-President Controller for Grace Petroleum Corporation from May 1979 to May 1994 and Controller for MCNIC Oil & Gas, Inc. from June 1994 to April 1999. From May 1999 until March 2003, he was employed as Controller for Express Ranches and Accounting Manager for Bison Drilling Company. Mr. Tyler holds a Bachelor of Science degree in Accounting from the University of Central Oklahoma and is a Certified Public Accountant in Oklahoma.

Involvement in Certain Legal Proceedings

On or about November 11, 2013, a Statement of Claim was filed against Robert Savage, Leonard Securities, Inc., of which Mr. Savage was President and Chief Executive Officer, two other individuals, and an unrelated investment advisor entity (collectively the “Respondents”) in FINRA Arbitration Case Number 13-03324. An Amended Statement of Claim was filed on or about August 29, 2014. The Claimant asserted the following causes of action: churning, suitability, breach of fiduciary duty, negligence, and failure to supervise. The Claimant sought damages in the amount of $676,000 for actual/compensatory damages and unspecified other damages. Mr. Savage and Leonard Securities, Inc. denied the allegations made in the Statement of Claim and asserted affirmative defenses. On December 19, 2014, a Panel of Arbitrators determined that (i) the Respondents were jointly and severally liable to the Claimant in the amount of $200,000 plus interest and (ii) Leonard Securities, Mr. Savage and three of the other Respondents were jointly and severally responsible for $5,400 in fees related to the FINRA Dispute Resolution. Notwithstanding that the Respondents were jointly and severally liable, Leonard Securities, Inc. and Mr. Savage satisfied the full amount of the award and the fees.

Supervision of registered representatives and their sales practices requires a firm to have a supervisory system that is reasonably designed and implemented to achieve compliance with applicable laws and regulations. An effective supervisory system enables the firm to detect and review for possible suspicious activity. Mr. Savage and Leonard Securities, Inc. disagreed with the Claimant’s allegation regarding failure of supervision. Leonard Securities, Inc. supervised the investment advisory activities of another named Respondent according to its written supervisory procedures covering supervision of outside investment advisers and to the extent applicable, that individual’s activities as a registered representative of Leonard Securities, Inc. Mr. Savage and Leonard Securities, Inc. believe the compliance system adopted and implemented by Leonard Securities, Inc. represented sound and common-sense procedures, consistent with industry norms and practices for reviewing such activities.

Code of Ethics for Senior Officers

The Company has adopted a Code of Ethics for Senior Officers (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions meeting the criteria set forth in Item 406 of SEC Regulation S-K. The Code of Ethics can be viewed at the SEC’s website as Exhibit 14 to the Company’s 2018, Quarter 1 Form 10-Q or on the Company website at https://www.reserve-petro.com/investor-relations/.

Board Leadership Structure

The Board chose to separate the Chief Executive Officer and Board Chairman positions in May 2009. Due to the relatively small size of the Company, this helps the Board achieve independent leadership and aids in effective monitoring and oversight. Cameron R. McLain serves as Chief Executive Officer and Kyle L. McLain serves as Chairman of the Board.

Board of Directors Role in Risk Oversight

Due to the relatively small size of the Company and the limited number of Board meetings held annually, the Board has delegated its risk oversight function to the Company’s executive officers. Two of our three executive officers are also directors. The non-employee directors feel that since our executive officers supervise the day-to-day risk management of the Company, they are best equipped and the most logical choice for the risk oversight function. In addition, our executive officers have the overall responsibility to assess and manage the Company’s exposure to all risks, including credit, liquidity and operational risks.

Meetings

The Board held three meetings during the Company’s fiscal year ended December 31, 2022. It is the Board’s policy that directors should attend the Company’s Annual Meeting of Stockholders. Last year, all directors attended the Annual Meeting of Stockholders.

Committees

In General. The Company is a smaller reporting company whose securities are not quoted on NASDAQ or listed on any exchange. The Company’s stock is traded by private transactions or over the counter. Over the counter bid information is quoted in the OTCQB Quotation Service in the OTC Market Report, and in the OTC Bulletin Board under the symbol “RSRV.” The Board adopted the Company’s Statement of Governance Principles in 2004. The Statement of Governance Principles was amended as of May 25, 2021 and can be viewed on the Company’s website at https://www.reserve-petro.com/investor-relations/.

Audit Committee. The Company adopted the Charter of the Audit Committee in 2021. The Board elected Eddy R. Ditzler to serve as Audit Committee Chairperson. Mr. Ditzler is an independent director as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Ditzler is also an “audit committee financial expert” as that term is defined by the SEC. Other members of the committee include Doug S. Fuller and Marvin E. Harris, Jr., who are also considered independent directors as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. The Audit Committee charter can be viewed on the Company’s website at https://www.reserve-petro.com/investor-relations/. The Company’s Audit Committee reviews the qualifications, independence and performance of the independent auditors, reviews communications from the independent auditors, discusses related matters with the independent auditors, makes recommendations to the board of directors regarding the inclusion of the Company's financial statements in SEC reports, and performs other duties related to oversight of the Company's financial statements and related internal controls.

Executive Committee. The Board has designated the Executive Committee, which consists of Cameron R. McLain and Kyle L. McLain, to act on behalf of the board if needed. The Corporate Secretary attends Executive Committee meetings to document minutes and to ensure all required communications are communicated to the Board during regularly scheduled Board meetings.

Compensation Committee. The Company does not have a Compensation Committee or a committee performing a similar function. Because the Company is so small and only has six employees, three of whom are our executive officers, it is the view of the Board that it is appropriate for the Company not to have such a committee.

Nominating Committee. The Board adopted the Charter of the Nominating Committee in 2004. Minimum qualifications for director nominees are detailed in the Statement of Governance Principles, along with procedures for stockholders to recommend director candidates for consideration by the Nominating Committee. The charter can be viewed at the SEC’s website and on the Company website at https://www.reserve-petro.com/investor-relations/. The Board has designated Doug S. Fuller, Cameron R. McLain and William M. (Bill) Smith as members of the Nominating Committee. Both Mr. Fuller and Mr. Smith are “independent” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. The Nominating Committee makes recommendations to the Board regarding individuals for nomination as directors and, in addition, may consider other matters relating to corporate governance. The Nominating Committee met once in March 2023 and recommended that the current directors be nominated to serve a one-year term on the Board. The Nominating Committee evaluates qualified nominees for director using the same process regardless of whether the nominee is recommended by an officer, director or stockholder.

Information regarding Communications with Auditors

As required by SEC Regulation S-K, Item 407(d)(3)(i), the Audit Committee has:

1.	Reviewed and discussed the audited financial statements of the Company for the year ended December 31, 2022, with management;

2.	Discussed with HoganTaylor LLP the matters that are required to be discussed by professional standards and by the SEC; and

3.
Received the written disclosures and the letter from HoganTaylor LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding HoganTaylor’s communications with the Audit Committee concerning independence and has discussed with HoganTaylor the independent accountant’s independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the Company’s audited financial statements, for and as of the fiscal year ended December 31, 2022, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for filing with the SEC.

The Members of the Board are Eddy R. Ditzler, Doug S. Fuller, Marvin E. Harris, Jr., Cameron R. McLain, Kyle L. McLain, Robert L. Savage, William M. (Bill) Smith and James L. Tyler.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

As indicated earlier, the Company does not have a standing Compensation Committee of the Board or a committee performing a similar function. We are a smaller reporting company whose securities are not quoted on NASDAQ or listed on any exchange. The Company has a total of only six employees, three of whom are our executive officers.

Compensation Philosophy and Objectives

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

Compensation levels for all employees, including our executive officers, are reviewed annually in early November by our executive team. This review process includes reviews of salary and wage surveys, primarily for the oil and gas E&P industry, and informal performance evaluations provided by supervisors. Compensation levels for the next fiscal year are determined during this review process and presented to the entire Board for approval at its meeting on the third Tuesday in November each year. Compensation consultants are not utilized in the compensation review process and no fees are paid to anyone relative to this process. The Board and management do not believe that there are any risks arising from the Company’s compensation policies and practices for the Company’s employees, including non-executive officers, that are reasonably likely to have a material adverse effect on the Company.

Elements of Compensation

Elements of our executive compensation and benefits package are as follows:

●	a base salary;
●	a bonus equal to one to three month’s base salary, paid in early December each year; and
●	Company-sponsored employee benefits, such as life and health insurance benefits and a qualified 401(k) savings plan.

The Company provides no incentive bonus compensation, stock or stock option awards compensation, non-equity incentive compensation or deferred compensation to our executive officers or to any of our other employees.

2022 Summary Compensation Table

The following table summarizes the compensation paid to our principal executive officer and our two most highly compensated executive officers other than our principal executive officer (collectively, our “Named Executive Officers”) during the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary [1]	Bonus	All Other Compensation		Total
Cameron R. McLain	2022	$198,000	$25,500	$34,066	[2]	$257,566
CEO/President	2021	$174,000	$15,000	$25,959		$214,959
Kyle L. McLain	2022	$198,000	$25,500	$30,932	[3]	$254,432
Chairman/Executive Vice President	2021	$174,000	$15,000	$23,265		$212,265
Lawrence R. Francis	2022	$131,670	$16,958	$18,094	[4]	$166,722
1st VP/CFO, Secretary/Treasurer	2021	$107,010	$12,725	$15,244		$134,979

[1]	Includes amounts earned but deferred at the election of each officer pursuant to our 401(k) employee savings plan.

[2]
Includes $4,969 for personal use of Company vehicle; $11,697 for life insurance premiums paid by the Company, $12,900 of matching contributions made by the Company under our 401(k) employee savings plan, and director fees of $4,500 paid in 2022.

[3]
Includes $4,570 for personal use of Company vehicle; $8,962 for life insurance premiums paid by the Company, $12,900 of matching contributions made by the Company under our 401(k) employee savings plan, and director fees of $4,500 paid in 2022.

[4]
Includes $2,063 for personal use of Company vehicle; $3,631 for life insurance premiums paid by the Company, $7,900 of matching contributions made by the Company under our 401(k) employee savings plan, and advisory director fees of $4,500 paid in 2022.

Director Compensation

All directors, whether employees or not, are compensated on a per meeting basis, but only for those Board meetings attended. The amount of compensation is set by a vote of the directors at each Board meeting. In the year ended December 31, 2022, directors were compensated in the amount of $1,500 for attending each of the March, May and November meetings. The Audit Committee Chair receives $500 and other independent directors serving on the Audit Committee receive $300 for attending each Audit Committee meeting. Other directors receive no additional compensation for committee meetings.

The Company provides no stock or stock option awards compensation, non-equity incentive compensation or deferred compensation to any of our directors.

The following table provides information relating to total compensation amounts paid to directors during 2022:

Name	Board Meeting Fees	Audit Committee Fees		Total Director Fees
Eddy R. Ditzler	$4,500		$2,000	$6,500
Doug S. Fuller	$4,500		$1,200	$5,700
Marvin E. Harris, Jr.	$4,500		$1,200	$5,700
Cameron R. McLain	$4,500	$	---	$4,500
Kyle L. McLain	$4,500	$	---	$4,500
William M. (Bill) Smith	$4,500	$	---	$4,500
James L. Tyler	$4,500	$	---	$4,500
Robert L. Savage	$3,000	$	---	$3,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the only persons known by the Company to be beneficial owners of more than 5% of the Company’s common stock as of April 13, 2023:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class [1]
Cameron R. McLain	12,382	7.93
805 Gleneagles Dr.
Edmond, OK 73013-1807
Kyle L. McLain	12,382	7.93
2301 Steeplechase Rd.
Edmond, OK 73034-5893
John Mason and Amy Marie McLain	9,884	6.33
700 12th St., Suite 210
Golden, CO 80401-1231
Mull Investments LLC	9,112	5.84
4200 Perimeter Center Dr., Suite 245
Oklahoma City, OK 73112-2322
The LEKALA Trust	12,199	7.81
1725 Sun Valley Ln.
Edmond, OK 73034-6887

[1]	Calculations of percent of class are based on the number of shares of common stock outstanding as of April 13, 2023, excluding shares held by or for the Company.

Security Ownership of Management

The following table provides information regarding the beneficial ownership of the Company’s common stock by each Named Executive Officer listed in the 2022 Summary Compensation Table on page 9 and each of our directors, as well as the number of shares beneficially owned by all our directors and executive officers as a group as of April 13, 2023. As of April 13, 2023, there were 156,157 shares of our common stock outstanding. Unless otherwise indicated by footnote, individuals have sole voting and investment (dispositive) power. Other than in the case of Mr. Savage, as footnoted, none of the shares are pledged as security.

Name	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Cameron R. McLain	Common	12,382	7.93
Kyle L. McLain	Common	12,382	7.93
Lawrence R. Francis	Common	---	---
Eddy R. Ditzler	Common	---	---
Doug S. Fuller	Common	---	---
Marvin E. Harris, Jr.	Common	---	---
Robert L. Savage	Common	1,970 1	1.26
William M. (Bill) Smith	Common	---	---
James L. Tyler	Common	---	---
All Directors and Executive Officers		26,734	17.12

[1]	Mr. Savage has pledged 1,269 shares as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

See Item 8, Note 14 to the consolidated financial statements.

The Company is affiliated by common management and ownership with Mesquite Minerals, Inc. (“Mesquite”), and Lochbuie LLC (“Lochbuie”). The Company also owns interests in certain producing and non-producing oil and gas properties as tenants in common with Mesquite and Lochbuie. Kyle L. McLain and Cameron R. McLain, directors and officers of the Company, are directors and officers of Mesquite and they each own a 16.67% interest in Lochbuie.

Cameron R. McLain and Kyle L. McLain, as a group, beneficially own approximately 16% of the common stock of the Company and approximately 13% of the common stock of Mesquite. Each of these two corporations has only one class of stock outstanding. Note 14 to the Company’s Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of the Company’s Form 10-K for the fiscal year ended December 31, 2022, includes additional disclosures regarding these relationships. See “Additional Information.”

Robert L. Savage, a director, is a Financial Consultant with B.B. Graham & Company, Inc. (“Graham”) and an advisor with Leonard Investment Advisors (“LIA”). LIA manages a portion of the Company’s portfolio of “Equity Securities,” listed in the Company’s December 31, 2022, balance sheet at $2,302,959, which represents the year-end market price of the securities in the portfolio. The $2,302,959 represents securities with a cost of $3,012,404, less a market adjustment of $(709,445). The balance of securities managed by LIA totaled $723,927 at December 31, 2022. In 2022, LIA earned $5,487 in broker commissions and fees and realized gains on the securities sold totaled $10,586.

James L. Tyler, a director, performs tax consulting services for the Company. During 2022, The Company paid Mr. Tyler $27,940 in fees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

While we retain the services of other accounting firms from time to time, HoganTaylor LLP is our principal accountant and served as our independent accountant for the years ended December 31, 2022 and 2021. They performed the quarterly reviews and year-end audits. The aggregate fees billed by HoganTaylor LLP for 2022 and 2021 for these various services were as follows:

Description of Professional Service	Amount Billed
	2022	2021
Audit Fees are fees for (i) the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q, and (ii) for services that are provided by the independent registered public accountant in connection with statutory and regulatory filings.	$116,750	$114,156
Audit-Related Fees are fees reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”	---	---
Tax Fees are fees for compliance, tax advice, and tax planning.	21,500	20,126
All Other Fees are fees for any service not included in the first three categories.	---	---

The Audit Committee is required by SEC regulations to preapprove all auditing services and permitted non-audit services provided by the Company’s independent registered public accounting firm. There is an exception for preapproval of non-audit services if the aggregate amount of all such non-audit services provided to us constitutes not more than five percent of the total amount of revenues paid by it to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee. All audit services and permitted non-audit services to be performed by our independent auditor have been preapproved by the Audit Committee as required by SEC regulations and the Audit Committee’s charter without exception.

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

4.1
Description of Company’s common securities registered under Section 12 of the Exchange Act is incorporated by reference to Exhibit 4.1 of The Reserve Petroleum Company’s Annual Report 10-K (Commission File No. 0-8157) filed March 31, 2022 .

14
Code of Ethics for Senior Officers incorporated by reference to Exhibit 14 of The Reserve Petroleum Company’s Annual Report on Form 10-KSB (Commission File No. 0-8157) filed March 31, 2006, amended January 1, 2018.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

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

Date: June 15, 2023