Form 10-Q
period 2023-06-30
RESERVE PETROLEUM CO
filed 2023-08-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-08157
THE RESERVE PETROLEUM COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	73-0237060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6801 BROADWAY EXT., SUITE 300 OKLAHOMA CITY, OK 73116-9037 (405) 848-7551
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

As of August 4, 2023, 155,850 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	June 30, 2023	December 31, 2022
Current Assets:
Cash and Cash Equivalents	$5,468,633	$7,299,224
Available-for-Sale Debt Securities	4,629,750	4,208,648
Equity Securities	2,952,309	2,302,959
Refundable Income Taxes	182,814	120,230
Accounts Receivable	1,898,080	2,318,183
Total Current Assets	15,131,586	16,249,244

Investments:
Equity Method Investments	2,827,715	2,469,644
Other Investments	5,191,303	5,085,806
Total Investments	8,019,018	7,555,450

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	1,945,734	1,846,543
Proved Properties	66,777,316	65,328,501
Oil and Gas Properties, Gross	68,723,050	67,175,044
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(53,823,903)	(52,773,978)
Oil and Gas Properties, Net	14,899,147	14,401,066
Other Property and Equipment, at Cost	725,991	758,256
Less – Accumulated Depreciation	(239,288)	(236,883)
Other Property and Equipment, Net	486,703	521,373
Total Property, Plant and Equipment, Net	15,385,850	14,922,439
Total Assets	$38,536,454	$38,727,133

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	June 30, 2023	December 31, 2022

Current Liabilities:
Accounts Payable	$308,724	$399,735
Other Current Liabilities	372,980	75,675
Note Payable, Current Portion	139,280	136,637
Total Current Liabilities	820,984	612,047

Long-Term Liabilities:
Asset Retirement Obligation	2,839,906	2,809,257
Deferred Tax Liability, Net	1,901,034	1,619,595
Note Payable, Less Current Portion	1,230,525	1,300,872
Total Long-Term Liabilities	5,971,465	5,729,724
Total Liabilities	6,792,449	6,341,771

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,167,536	33,828,418
Equity Before Treasury Stock	33,324,904	33,985,786
Less – Treasury Stock, at Cost	(1,762,887)	(1,749,858)
Total Equity Applicable to The Reserve Petroleum Company	31,562,017	32,235,928
Non-Controlling Interests	181,988	149,434
Total Equity	31,744,005	32,385,362
Total Liabilities and Equity	$38,536,454	$38,727,133
(1) Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), Grand Woods and TWS, as further discussed in Note 5 – Non-Controlling Interest and Variable Interest Entities. As of June 30, 2023, total assets and liabilities of Grand Woods, which are included in the consolidated balance sheets, were $2,284,151 and $1,369,805, respectively, including $112,323 of cash. Grand Woods note holder has partial recourse to the Company. As of June 30, 2023, total assets and liabilities of TWS, which are included in the consolidated balance sheets, were $944,375 and $358,514, respectively, including $508,010 of cash.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues:
Oil and Gas Sales	$2,707,455	$4,038,353	$5,642,896	$7,472,177
Lease Bonuses and Other	—	104,147	—	141,801
Water Well Drilling Services	111,382	269,154	275,582	544,688
Total Operating Revenues	2,818,837	4,411,654	5,918,478	8,158,666

Operating Costs and Expenses:
Production	1,009,591	825,870	2,066,340	1,604,045
Exploration	199,221	47,758	573,569	(6,023)
Water Well Drilling Services	147,997	221,096	314,570	370,617
Depreciation, Depletion, Amortization and Valuation Provision	380,595	295,400	1,315,330	630,446
Gain on Disposition of Oil and Gas Properties	—	(279)	—	(199,025)
General, Administrative and Other	702,171	399,910	1,315,758	934,077
Total Operating Costs and Expenses	2,439,575	1,789,755	5,585,567	3,334,137
Income from Operations	379,262	2,621,899	332,911	4,824,529
Equity Income/(Loss) in Investees	26,977	(50,133)	58,633	(133,590)
Interest Expense	(17,096)	—	(34,049)	—
Other Income/(Loss), Net	188,709	(1,466,938)	757,542	(1,532,044)
Income Before Income Taxes and Non-Controlling Interest	577,852	1,104,828	1,115,037	3,158,895
Income Tax Provision/(Benefit):
Current	(61,208)	(638,138)	(49,674)	(586,968)
Deferred	159,526	917,056	281,439	1,234,474
Total Income Tax Provision	98,318	278,918	231,765	647,506
Net Income	$479,534	$825,910	$883,272	$2,511,389
Less: Net Loss Attributable to Non-Controlling Interest	(7,629)	—	(16,550)	—
Net Income Attributable to Common Stockholders	$487,163	$825,910	$899,822	$2,511,389

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$3.12	$5.29	$5.76	$16.08
Cash Dividends Declared and/or Paid	$10.00	$10.00	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	156,089	156,161	156,123	156,167

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended June 30, 2023
Balance as of March 31, 2023	$92,368	$65,000	$34,241,077	$(1,749,858)	$163,811	$32,812,398
Net Income/(Loss)	—	—	487,163	—	(7,629)	479,534
Dividends Declared	—	—	(1,560,704)	—	—	(1,560,704)
Purchase of Treasury Stock	—	—	—	(13,029)	—	(13,029)
Contributions	—	—	—	—	25,806	25,806
Balance as of June 30, 2023	$92,368	$65,000	$33,167,536	$(1,762,887)	$181,988	$31,744,005

Three Months Ended June 30, 2022
Balance as of March 31, 2022	$92,368	$65,000	$33,074,719	$(1,747,778)	$—	$31,484,309
Net Income	—	—	825,910	—	—	825,910
Dividends Declared	—	—	(1,561,573)	—	—	(1,561,573)
Purchase of Treasury Stock	—	—	—	(2,080)	—	(2,080)
Balance as of June 30, 2022	$92,368	$65,000	$32,339,056	$(1,749,858)	$—	$30,746,566

Six Months Ended June 30, 2023
Balance as of December 31, 2022	$92,368	$65,000	$33,828,418	$(1,749,858)	$149,434	$32,385,362
Net Income/(Loss)	—	—	899,822	—	(16,550)	883,272
Dividends Declared	—	—	(1,560,704)	—	—	(1,560,704)
Purchase of Treasury Stock	—	—	—	(13,029)	—	(13,029)
Contributions	—	—	—	—	49,104	49,104
Balance as of June 30, 2023	$92,368	$65,000	$33,167,536	$(1,762,887)	$181,988	$31,744,005

Six Months Ended June 30, 2022
Balance as of December 31, 2021	$92,368	$65,000	$31,389,240	$(1,747,778)	$—	$29,798,830
Net Income	—	—	2,511,389	—	—	2,511,389
Dividends Declared	—	—	(1,561,573)	—	—	(1,561,573)
Purchase of Treasury Stock	—	—	—	(2,080)	—	(2,080)
Balance as of June 30, 2022	$92,368	$65,000	$32,339,056	$(1,749,858)	$—	$30,746,566
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Net Cash Provided by Operating Activities	$2,644,446	$4,391,434

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	4,478,841	—
Purchase of Available-for-Sale Debt Securities	(4,899,943)	—
Proceeds from Disposal of Property, Plant and Equipment	33,866	457,898
Purchase of Property, Plant and Equipment	(1,885,765)	(3,083,402)
Purchase of Equity Method and Other Investments	(432,434)	(1,029,426)
Cash Distributions from Other Investments	340,399	81,205
Sale of Equity Securities	305,781	2,059,005
Purchase of Equity Securities	(817,901)	(2,408,898)
Net Cash Applied to Investing Activities	(2,877,156)	(3,923,618)

Cash Provided by/(Applied to) Financing Activities:
Dividends Paid to Stockholders	(1,560,704)	(1,561,573)
Purchase of Treasury Stock	(13,029)	(2,080)
Payments of Note Payable	(67,704)	—
Capital Contributions from Non-Controlling Interests	43,556	—
Total Cash Applied to Financing Activities	(1,597,881)	(1,563,653)
Net Change in Cash and Cash Equivalents	(1,830,591)	(1,095,837)
Cash and Cash Equivalents, Beginning of Period	7,299,224	10,129,157
Cash and Cash Equivalents, End of Period	$5,468,633	$9,033,320

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 1 – BASIS OF PRESENTATION

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company engaged in oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming, a single business segment. The Company is also engaged in investments and joint ventures that are not significant business segments. The Company’s consolidated subsidiaries consist of Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company and Trinity Water Services, LLC, an Oklahoma limited liability company, which has a water well drilling joint venture agreement with TWS South, LLC, a Texas limited liability company (Collectively, “TWS”). Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “its,” “our,” and “we” are to The Reserve Petroleum Company and its consolidated subsidiaries.

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

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (hereinafter the “2022 Form 10-K”).

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

Note 2 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the consolidated statements of income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the six months ended June 30, 2023 and 2022, that estimate represented $1,748,836 and $2,144,069, respectively, of oil and natural gas sales included in the consolidated statements of income.

The Company’s disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil Sales	$2,195,462	$2,629,073	$4,539,499	$4,981,206
Natural Gas Sales	436,431	1,288,688	971,832	2,225,496
Miscellaneous Oil and Gas Product Sales	75,562	120,592	131,565	265,475
	$2,707,455	$4,038,353	$5,642,896	$7,472,177

Note 3 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Realized and Unrealized Gain/(Loss), Equity Securities	$54,596	$(1,583,840)	$137,231	$(1,729,916)
Interest Income	121,748	9,670	235,566	17,199
Dividend Income	16,589	87,824	26,889	184,126
Income/(Loss) from Other Investments	19,401	48,137	329,097	56,455
Miscellaneous Income/(Expenses)	(23,625)	(28,729)	28,759	(59,908)
Other Income/(Loss), Net	$188,709	$(1,466,938)	$757,542	$(1,532,044)

Note 4 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $22,358 and $19,874 during the six months ended June 30, 2023 and 2022, respectively. The Company’s investment in Broadway 68 totaled $131,593 and $115,093 at June 30, 2023, and December 31, 2022, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,107,595 and $1,080,465 at June 30, 2023, and December 31, 2022, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guarantied 20% of a $953,931 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures July 25, 2024. The Company’s investment in QSN totaled $280,878 and $284,249 at June 30, 2023, and December 31, 2022, respectively. The Company does not anticipate the need to perform on the guaranties of the loans.

Stott’s Mill, with a 50% ownership, was acquired in May 2022. Stott’s Mill consists of two residential lots in a developing subdivision located in Basalt, Colorado. The Company’s investment in Stott’s Mill totaled $704,046 and $688,575 at June 30, 2023, and December 31, 2022, respectively.

Victorum BRH2 Investment, LLC (“BRH2”), with a 16.3% ownership, was acquired in August 2021. BRH2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH2 totaled $301,442 and $300,754 at June 30, 2023, and December 31, 2022, respectively.

Victorum BRH3 Investment, LLC (“BRH3”), with a 27.27% ownership, was acquired in November 2022. BRH3 serves as a special purpose investment vehicle to hold an investment in Berry-Rock. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH3 totaled $302,161 and $301,261 at June 30, 2023, and December 31, 2022, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $77,377 at June 30, 2023, and December 31, 2022.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at June 30, 2023, and December 31, 2022.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $311,958 and $460,000 at June 30, 2023, and December 31, 2022, respectively.

Chilean Cobalt Corp. ("C3") is a spin-off from Genlith that has submitted an S-1 filing with the SEC to become a publicly traded entity. The Company owns 740,211 of S-1 Registered Shares of C3, representing less than 2% of outstanding shares, and entered into a twelve month lock-up agreement on May 11, 2023, whereby the Company agreed that it will not attempt to sell, transfer, or otherwise dispose of the Registered Shares, subject to a "trickle" into market, except at a rate not to exceed 30,000 shares per month on a non-cumulative basis. The Company's investment in C3 totaled $148,042 at June 30, 2023.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City. In March 2023, OKC sold 10 acres, resulting in a gain of $290,000 for the Company. There was no basis adjustment in accordance with the sale and there is approximately 13 acres of land remaining. The Company’s investment in OKC totaled $82,482 at June 30, 2023, and December 31, 2022.

Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The accumulated costs of the land totaled $2,171,828 at June 30, 2023, and December 31, 2022. See Note 5 for information related to Grand Woods.

Victorum Capital Club (“VCC”) invests in and manages special investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. The Company’s investment in VCC special investment vehicles totaled $357,259 at June 30, 2023, and December 31, 2022.

VCC Venture Fund I, LP (“VCC Venture”), serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $62,500 and $31,250 at June 30, 2023, and December 31, 2022, respectively. The balance at June 30, 2023, represents 25% of the Company's capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company committed to a $1,000,000 investment in Cortado II-A on June 20, 2023. The Company’s investment in Cortado II-A totaled $375,000 at June 30, 2023, which represents 37.50% of the Company's capital commitment.

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

On September 15, 2022, Grand Woods entered into an agreement (“the 2022 Agreement”) with its members that resulted in the Company having the power to direct the activities significant to Grand Woods and becoming the primary beneficiary; therefore, consolidation of Grand Woods became required and effective for the period ended September 30, 2022. The Company is the only guarantor of $1,200,000 of a note payable held by Grand Woods. See Note 6 for terms and guaranty of debt held by Grand Woods, which is included in the consolidated balance sheets. As a result of the Company’s guaranty of $1,200,000 of Grand Woods debt, the note holder has partial recourse to the Company for the consolidated VIE’s liabilities.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of June 30, 2023, and December 31, 2022. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively. The assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	June 30, 2023
	Grand Woods	TWS	Total
Assets:
Cash	$112,323	$508,010	$620,333
Accounts Receivable	—	122,982	122,982
Total Current Assets	112,323	630,992	743,315
Other Investments (Land)	2,171,828	—	2,171,828
Other Property and Equipment, at Cost	—	442,244	442,244
Less – Accumulated Depreciation	—	(128,861)	(128,861)
Other Property and Equipment, Net	—	313,383	313,383
Total Assets	$2,284,151	$944,375	$3,228,526

Liabilities:
Accounts Payable	$—	$19,529	$19,529
Note Payable, Current Portion	139,280	—	139,280
Deferred Revenue	—	338,985	338,985
Total Current Liabilities	139,280	358,514	497,794
Note Payable, Less Current Portion	1,230,525	—	1,230,525
Total Liabilities	$1,369,805	$358,514	$1,728,319

	December 31, 2022
	Grand Woods	TWS	Total
Assets:
Cash	$24,050	$281,654	$305,704
Accounts Receivable	—	72,716	72,716
Total Current Assets	24,050	354,370	378,420
Other Investments (Land)	2,171,828	—	2,171,828
Other Property and Equipment, at Cost	—	419,044	419,044
Less – Accumulated Depreciation	—	(92,278)	(92,278)
Other Property and Equipment, Net	—	326,766	326,766
Total Assets	$2,195,878	$681,136	$2,877,014

Liabilities:
Accounts Payable	$—	$58,742	$58,742
Note Payable, Current Portion	136,637	—	136,637
Total Current Liabilities	136,637	58,742	195,379
Note Payable, Less Current Portion	1,300,872	—	1,300,872
Total Liabilities	$1,437,509	$58,742	$1,496,251

Note 6 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at June 30, 2023, and December 31, 2022, is $1,369,805 and $1,437,509, respectively, of which $139,280 is classified as current at June 30, 2023. Interest paid on the Note in the period ended June 30, 2023, totaled $28,501, with none in 2022. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guaranty of the Note.

Below is a schedule of future principal payments on the outstanding Note at June 30, 2023:

Years Ending December 31,	Principal Payments
2023	$68,933
2024	142,136
2025	148,155
2026	1,010,581
Total	$1,369,805

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2022	$2,809,257
Liabilities settled (wells sold or plugged)	(5,793)
Accretion expense	36,442
Balance at June 30, 2023	$2,839,906

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

At June 30, 2023, and December 31, 2022, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 Year	$—	$4,629,750	$—
Equity Securities:
Domestic Equities	2,501,833	—	—
International Equities	293,494	—	—
Others	156,982	—	—
	$2,952,309	$4,629,750	$—

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 Year	$—	$4,208,648	$—
Equity Securities:
Domestic Equities	$1,720,410	$—	$—
International Equities	448,405	—	—
Others	134,144	—	—
	$2,302,959	$4,208,648	$—
Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the periods ended June 30, 2023 or 2022. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

Impairment losses recorded on oil and gas assets in the six months ended June 30, 2023 were $443,456, with none in the comparable period in 2022. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provisions. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

Fair Value of Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, and trade payables. At June 30, 2023, and December 31, 2022, the historical cost of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2022 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the consolidated balance sheets and the condensed consolidated statements of cash flows in this Form 10-Q to supplement the following discussion. In the first six months of 2023, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operating activities of $2,644,446 in the six months ended June 30, 2023. The Company had sales of equity securities of $305,781, cash provided by property dispositions of $33,866, cash distributions from other investments of $340,399, primarily related to the sale of property in OKC Industrial Properties, LC, and maturity of available-for-sale debt securities of $4,478,841 for total cash provided by investing activities of $5,158,887. The Company utilized cash for the purchase of property of $1,885,765, the purchase of equity securities of $817,901, purchase of equity method and other investments of $432,434, and purchase of available-for-sale debt securities of $4,899,943 for cash applied to investing activities of $8,036,043. The Company paid $1,560,704 in stockholder dividends, $13,029 for the purchase of treasury stock, and $67,704 in payments on the Grand Woods note payable, for total cash applied to financing activities of $1,641,437. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $43,556. Cash and cash equivalents decreased $1,830,591 (25%) to $5,468,633 at June 30, 2023, from $7,299,224 at December 31, 2022.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2022. A discussion of these items follows.

Equity securities increased $649,350 (28%) to $2,952,309 as of June 30, 2023, from $2,302,959 at December 31, 2022. The increase was the result of $512,120 in net purchases and a $137,230 net increase in market value.

Accounts receivable decreased $420,103 (18%) to $1,898,080 as of June 30, 2023, from $2,318,183 at December 31, 2022. This was primarily due to decreased oil and natural gas prices on expected production accrued.

Refundable income taxes increased $62,584 (52%) to $182,814 as of June 30, 2023, from $120,230 at December 31, 2022, primarily resulting from a decrease in taxable income over payments made.

Accounts payable decreased $91,011 (23%) to $308,724 as of June 30, 2023, from $399,735 at December 31, 2022, primarily due to timing differences in the processing of accounts payable.

Other current liabilities increased $297,305 (393%) to $372,980 as of June 30, 2023, from $75,675 at December 31, 2022, primarily due to an increase in deferred revenue of $263,985 and an increase in property taxes of $33,220.

Discussion of Significant Changes in the Condensed Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,644,446 in the six months ended June 30, 2023, a decrease of $1,746,988 (40%) from cash provided by operations in the comparable period in 2022 of $4,391,434. For more information see “Operating Revenues” and “Other Income/(Loss)” below.

Cash applied to the purchase of property, plant and equipment in the six months ended June 30, 2023, was $1,885,765, a decrease of $1,197,637 (39%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2022 of $3,083,402. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to the purchase of available-for-sale debt securities in the six months ended June 30, 2023, was $4,899,943, with none in the comparable period in 2022. Cash provided by the maturity of available-for-sale debt securities in the six months ended June 30, 2023, was $4,478,841, with none in the comparable period in 2022. Cash applied to equity method and other investments in the six months ended June 30, 2023, was $432,434, a decrease of $596,992 (58%) from cash applied in the comparable period of 2022 of $1,029,426.

Off-Balance Sheet Arrangements. The Company is a guarantor of 20% of a $953,931 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures July 25, 2024 held by QSN Office Park, LLC. The Company is committed to a $250,000 investment in VCC Venture Fund I, LP, of which $62,500 (25%) is invested at June 30, 2023. The Company is committed to a $1,000,000 investment in Cortado Ventures Fund II-A, of which $375,000 (37.50%) is invested at June 30, 2023. For more information about these entities and the related off-balance sheet arrangements, see Note 4 and Note 5 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2022 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2023

Net income attributable to common stockholders decreased $1,611,567 (64%) to $899,822 in the six months ended June 30, 2023, from $2,511,389 in the comparable period in 2022. Net income per share attributable to common stockholders, basic, decreased $10.32 to $5.76 in the six months ended June 30, 2023, from $16.08 in the comparable period in 2022. A discussion of revenue from oil and natural gas sales and other significant line items in the consolidated statements of operations follows.

Operating Revenues. Revenues from oil and natural gas sales decreased $1,829,281 (24%) to $5,642,896 in the six months ended June 30, 2023, from $7,472,177 in the comparable period in 2022. The decrease is due to a decrease in oil sales of $441,707, a decrease in natural gas sales of $1,253,664, and a decrease in miscellaneous oil and natural gas product sales of $133,910.

The $441,707 (9%) decrease in oil sales to $4,539,499 in the six months ended June 30, 2023, from $4,981,206 in the comparable period in 2022 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 15,017 Bbls to 63,501 Bbls in the six months ended June 30, 2023, resulting in a positive volume variance of $1,542,847. The average price per Bbl decreased $31.25 to $71.49 per Bbl in the six months ended June 30, 2023, from $102.74 per Bbl in the comparable period in 2022, resulting in a negative price variance of $1,984,554.

The $1,253,664 (56%) decrease in natural gas sales to $971,832 in the six months ended June 30, 2023, from $2,225,496 in the comparable period in 2022 was the result of a decrease in the volume sold and a decrease in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold decreased 886 MCF to 350,168 MCF in the six months ended June 30, 2023, from 351,054 MCF in the comparable period in 2022, resulting in a negative volume variance of $5,617. The average price per MCF decreased $3.56 to $2.78 per MCF in the six months ended June 30, 2023, from $6.34 per MCF in the comparable period in 2022, resulting in a negative price variance of $1,248,047.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $131,565 in the six months ended June 30, 2023, compared to $265,475 in the comparable period in 2022, primarily due to decreased prices.

The Company had water well drilling revenues of $275,582 in the six months ended June 30, 2023, related to water well drilling through TWS, with $544,688 in the comparable period in 2022. The decrease was due to downtime resulting from a rig mechanical failure that has since been repaired.

The Company received no lease bonuses for leases on its owned minerals in the six months ended June 30, 2023, compared to $141,801 in the comparable period in 2022.

Operating Costs and Expenses. Operating costs and expenses increased $2,251,430 (68%) to $5,585,567 in the six months ended June 30, 2023, from $3,334,137 in the comparable period of 2022.

Production Costs. Production costs increased $462,295 (29%) to $2,066,340 in the six months ended June 30, 2023, from $1,604,045 in the comparable period in 2022. Lease operating expenses increased $619,592 (65%), primarily due to increased producing properties from acquisitions and workovers to increase production. Hauling, compression, and other costs decreased by $99,990 (34%). Gross production taxes decreased $57,307 (16%) due to decreased revenues from oil and natural gas.

Exploration Costs. Exploration costs increased $579,592 to $573,569 in the six months ended June 30, 2023, from $(6,023) in the comparable period in 2022, primarily due to increases of $54,086 in geological and geophysical and other expenses, $365,273 in dry hole and plugging costs, and $160,234 in leaseholds.

Water Well Drilling Costs. Water well drilling costs decreased $56,047 (15%) to $314,570 in the six months ended June 30, 2023, from $370,617 in the comparable period in 2022. These costs consist of contract labor, equipment rental and maintenance, fuel costs, and other operating supplies related to the drilling of water wells through TWS.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $684,884 (109%) to $1,315,330 in the six months ended June 30, 2023, from $630,446 in the comparable period in 2022, primarily due to an increase in long-lived assets impairments of $443,456 resulting from decreased oil and natural gas prices, and a $241,428 net increase in depletion, depreciation, and amortization due to the increase in properties through acquisition.

Gain on Disposition of Oil and Gas Properties. The Company had no gains on oil and gas property sales in the six months ended June 30, 2023, compared to $199,025 in the comparable period in 2022. The prior period gain was primarily due to the sale of 29.75% ownership of assets in a Nolan County, Texas prospect.

General, Administrative and Other (G&A). G&A increased $381,681 (41%) to $1,315,758 in the six months ended June 30, 2023, from $934,077 in the comparable period in 2022. Due to the divestiture of an affiliate, overhead increased 10% due to higher allocation rates to the Company. Other increases include human resources of $97,520 primarily due to increased salaries, consulting of $71,363 and regulatory costs of $53,896, primarily due to expenses related to acquisitions from and managed services agreement with an affiliate. Other increases include $60,644 in information technology primarily due to implementation of new financial reporting and SEC filing software of $50,000, $18,008 in real estate taxes, $20,054 in repairs and maintenance, and $60,197 in all other G&A accounts.

Equity Income/(Loss) in Investees. Equity income/(loss) in investees changed $192,223 to income of $58,633 in the six months ended June 30, 2023, from a loss of $133,590 in the comparable period in 2022. Income was made up of income of $16,499 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $27,130 in Broadway Seventy-Two, LLC (“Broadway 72”), losses of $12,572 in QSN Office Park, LLC (“QSN”), and income of $27,576 from Victorum BRH2 Investment, LLC and Victorum BRH3 Investment, LLC. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other income, net was $757,542 in the six months ended June 30, 2023, as compared to other loss, net of $1,532,044 in the comparable period in 2022. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision decreased $415,741 (64%) to $231,765 in the six months ended June 30, 2023, from $647,506 in the comparable period in 2022. Of the 2023 tax provision, estimated current tax benefit was $49,674 and estimated deferred tax provision was $281,439. Of the 2022 income tax provision, the estimated current tax benefit was $586,968 and the estimated deferred tax provision was $1,234,474. See Note 7 to the accompanying consolidated financial statements for additional information on income taxes.

Results of Operations – Three Months Ended June 30, 2023

Net income attributable to common stockholders decreased $338,747 to $487,163 in the three months ended June 30, 2023, from $825,910 in the comparable period in 2022. The significant changes in the consolidated statements of income are discussed below. Net income per share attributable to common stockholders, basic decreased $2.17 to $3.12 in the three months ended June 30, 2023, from $5.29 in the comparable period in 2022.

Operating Revenues. Revenues from oil and gas sales decreased $1,330,898 (33%) to $2,707,455 in the three months ended June 30, 2023, from $4,038,353 in the comparable period in 2022. The decrease is due to a decrease in oil sales of $433,611, a decrease in natural gas sales of $852,257, and a decrease in miscellaneous oil and gas product sales of $45,030.

The $433,611 (16%) decrease in oil sales to $2,195,462 in the three months ended June 30, 2023, from $2,629,073 in the comparable period in 2022 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 7,378 Bbls to 30,823 Bbls in the three months ended June 30, 2023, resulting in a positive volume variance of $827,369. The average price per Bbl decreased $40.91 to $71.23 per Bbl in the three months ended June 30, 2023, from $112.14 per Bbl in the comparable period in 2022, resulting in a negative price variance of $1,260,980.

The $852,257 (66%) decrease in natural gas sales to $436,431 in the three months ended June 30, 2023, from $1,288,688 in the comparable period in 2022 was the result of an increase in the volume sold and a decrease in the average price per MCF. The volume of natural gas sold increased 7,420 MCF to 188,316 MCF in the three months ended June 30, 2023, from 180,896 MCF in the comparable period in 2022, resulting in a positive volume variance of $52,830. The average price per MCF decreased $4.80 to $2.32 per MCF in the three months ended June 30, 2023, from $7.12 per MCF in the comparable period in 2022, resulting in a negative price variance of $905,087.

Operating Costs and Expenses. Operating costs and expenses increased $649,820 (36%) to $2,439,575 in the three months ended June 30, 2023, from $1,789,755 in the comparable period in 2022. The increase was primarily the net result of an increase in production costs of $183,721; an increase in exploration costs charged to expense of $151,463; a decrease in water well drilling costs of $73,099; an increase in DD&A of $85,195; and an increase in G&A of $302,261. G&A increases were due to increases in costs in overhead allocation, human resources of $51,210, consulting of $47,546, regulatory of $100,930, information technology of $50,921, real estate taxes of $6,682 , repairs and maintenance of $10,938, and $34,035 in all other G&A accounts.

Equity Income/(Loss) in Investees. Equity income/(loss) in investees changed $77,110 to income of $26,977 in the three months ended June 30, 2023, from a loss of $50,133 in the comparable period in 2022. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other income/(loss), net changed $1,655,647 in the three months ended June 30, 2023, to income of $188,709 from losses of $1,466,938 in the comparable period in 2022. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision/(Benefit). Income tax provision decreased $180,600 to $98,318 in the three months ended June 30, 2023, from $278,918 in the comparable period in 2022. Of the 2023 tax provision, estimated current tax benefit was $61,208 and estimated deferred tax provision was $159,526. Of the 2022 income tax provision, the estimated current tax benefit was $638,138 and the estimated deferred tax provision was $917,056. See discussions above in “Results of Operations” section and Note 7 to the accompanying consolidated financial statements for additional explanation of the changes in the provision for income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As of June 30, 2023, the Company was not party to, and its properties were not subject to, any material legal proceedings.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 14, 2023	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: August 14, 2023	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer