Form 10-Q
period 2023-09-30
RESERVE PETROLEUM CO
filed 2023-11-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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

As of November 3, 2023, 155,850 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	September 30, 2023	December 31, 2022
Current Assets:
Cash and Cash Equivalents	$4,628,905	$7,299,224
Available-for-Sale Debt Securities	4,284,711	4,208,648
Equity Securities	2,534,031	2,302,959
Refundable Income Taxes	543,861	120,230
Accounts Receivable	2,400,996	2,318,183
Total Current Assets	14,392,504	16,249,244

Investments:
Equity Method Investments	2,828,174	2,469,644
Other Investments	5,191,303	5,085,806
Total Investments	8,019,477	7,555,450

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	2,935,369	1,846,543
Proved Properties	68,807,147	65,328,501
Oil and Gas Properties, Gross	71,742,516	67,175,044
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(54,276,277)	(52,773,978)
Oil and Gas Properties, Net	17,466,239	14,401,066
Other Property and Equipment, at Cost	754,966	758,256
Less – Accumulated Depreciation	(269,524)	(236,883)
Other Property and Equipment, Net	485,442	521,373
Total Property, Plant and Equipment, Net	17,951,681	14,922,439
Total Assets	$40,363,662	$38,727,133

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	September 30, 2023	December 31, 2022

Current Liabilities:
Accounts Payable	$1,452,918	$399,735
Other Current Liabilities	389,416	75,675
Note Payable, Current Portion	140,708	136,637
Total Current Liabilities	1,983,042	612,047

Long-Term Liabilities:
Asset Retirement Obligation	2,858,128	2,809,257
Deferred Tax Liability, Net	1,995,854	1,619,595
Note Payable, Less Current Portion	1,194,879	1,300,872
Total Long-Term Liabilities	6,048,861	5,729,724
Total Liabilities	8,031,903	6,341,771

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	33,792,440	33,828,418
Equity Before Treasury Stock	33,949,808	33,985,786
Less – Treasury Stock, at Cost	(1,795,887)	(1,749,858)
Total Equity Applicable to The Reserve Petroleum Company	32,153,921	32,235,928
Non-Controlling Interests	177,838	149,434
Total Equity	32,331,759	32,385,362
Total Liabilities and Equity	$40,363,662	$38,727,133
(1) Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), Grand Woods and TWS, as further discussed in Note 5 – Non-Controlling Interest and Variable Interest Entities. As of September 30, 2023, total assets and liabilities of Grand Woods, which are included in the consolidated balance sheets, were $2,229,448 and $1,336,243, respectively, including $57,620 of cash. Grand Woods' note holder has partial recourse against the Company. As of September 30, 2023, total assets and liabilities of TWS, which are included in the consolidated balance sheets, were $671,193 and $349,516, respectively, including $222,270 of cash.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Oil and Gas Sales	$3,008,485	$3,322,974	$8,651,381	$10,795,151
Lease Bonuses and Other	183,797	13,471	183,797	155,272
Water Well Drilling Services	109,424	281,974	385,006	826,662
Total Operating Revenues	3,301,706	3,618,419	9,220,184	11,777,085

Operating Costs and Expenses:
Production	1,094,178	873,848	3,160,518	2,477,893
Exploration	106,151	284,635	679,720	278,612
Water Well Drilling Services	373,657	259,861	688,227	614,576
Depreciation, Depletion, Amortization and Valuation Provision	483,731	271,435	1,799,061	871,122
Gain on Disposition of Oil and Gas Properties	—	—	—	(199,025)
General, Administrative and Other	578,135	466,911	1,893,893	1,447,649
Total Operating Costs and Expenses	2,635,852	2,156,690	8,221,419	5,490,827
Income from Operations	665,854	1,461,729	998,765	6,286,258
Equity Income/(Loss) in Investees	22,781	(8,227)	81,414	(111,105)
Interest Expense	(17,130)	—	(51,179)	—
Other Income/(Loss), Net	92,479	(55,009)	850,021	(1,617,765)
Income Before Income Taxes and Non-Controlling Interest	763,984	1,398,493	1,879,021	4,557,388
Income Tax Provision/(Benefit):
Current	51,655	655,691	1,981	68,723
Deferred	94,820	(288,450)	376,259	946,024
Total Income Tax Provision	146,475	367,241	378,240	1,014,747
Net Income	$617,509	$1,031,252	$1,500,781	$3,542,641
Less: Net Loss Attributable to Non-Controlling Interest	(7,395)	—	(23,945)	—
Net Income Attributable to Common Stockholders	$624,904	$1,031,252	$1,524,726	$3,542,641

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$4.01	$6.60	$9.77	$22.69
Cash Dividends Declared and/or Paid	$—	$—	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	155,908	156,161	156,051	156,165

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended September 30, 2023
Balance as of June 30, 2023	$92,368	$65,000	$33,167,536	$(1,762,887)	$181,988	$31,744,005
Net Income/(Loss)	—	—	624,904	—	(7,395)	617,509
Dividends Declared	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	(33,000)	—	(33,000)
Contributions	—	—	—	—	3,245	3,245
Balance as of September 30, 2023	$92,368	$65,000	$33,792,440	$(1,795,887)	$177,838	$32,331,759

Three Months Ended September 30, 2022
Balance as of June 30, 2022	$92,368	$65,000	$32,339,056	$(1,749,858)	$—	$30,746,566
Net Income	—	—	1,031,252	—	—	1,031,252
Dividends Declared	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—
Change in Non-Controlling Interests	—	—	—	—	114,338	114,338
Balance as of September 30, 2022	$92,368	$65,000	$33,370,308	$(1,749,858)	$114,338	$31,892,156

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$92,368	$65,000	$33,828,418	$(1,749,858)	$149,434	$32,385,362
Net Income/(Loss)	—	—	1,524,726	—	(23,945)	1,500,781
Dividends Declared	—	—	(1,560,704)	—	—	(1,560,704)
Purchase of Treasury Stock	—	—	—	(46,029)	—	(46,029)
Contributions	—	—	—	—	52,349	52,349
Balance as of September 30, 2023	$92,368	$65,000	$33,792,440	$(1,795,887)	$177,838	$32,331,759

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$92,368	$65,000	$31,389,240	$(1,747,778)	$—	$29,798,830
Net Income	—	—	3,542,641	—	—	3,542,641
Dividends Declared	—	—	(1,561,573)	—	—	(1,561,573)
Purchase of Treasury Stock	—	—	—	(2,080)	—	(2,080)
Change in Non-Controlling Interests	—	—	—	—	114,338	114,338
Balance as of September 30, 2022	$92,368	$65,000	$33,370,308	$(1,749,858)	$114,338	$31,892,156
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash Provided by/(Applied to) Operating Activities:
Net Income	$1,500,781	$3,542,641
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	1,799,061	871,122
Depreciation Attributable to TWS	56,177	47,526
Gain on Asset Sales	—	(248,848)
Expired Leases	—	158,794
Cash Distributions from Equity Method Investees	24,000	—
Gain on Equity Method and Other Investments	(217,236)	(11,781)
Net (Gain)/Loss on Equity Securities	(97,151)	1,968,880
Deferred Income Tax Expense	376,259	946,024
Change in Receivables	(506,444)	(278,110)
Change in Accounts Payable and Other Current Liabilities	148,604	(133,679)
Other	54,664	(12,102)
Net Cash Provided by Operating Activities	$3,138,715	$6,850,467

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	$6,054,655	$—
Purchase of Available-for-Sale Debt Securities	(6,130,718)	(885,986)
Proceeds from Disposal of Property, Plant and Equipment	37,678	510,377
Purchase of Property, Plant and Equipment	(3,709,631)	(9,394,596)
Purchase of Investments	(632,106)	(1,220,342)
Return on Other Investments	361,316	109,450
Sale of Equity Securities	724,472	3,383,880
Purchase of Equity Securities	(858,394)	(2,962,240)
Cash Acquired in Consolidation of Grand Woods	—	88,670
Net Cash Applied to Investing Activities	$(4,152,728)	$(10,370,787)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash Provided by/(Applied to) Financing Activities:
Dividends Paid to Stockholders	$(1,560,704)	$(1,561,573)
Purchase of Treasury Stock	(46,029)	(2,080)
Payments of Note Payable	(101,922)	—
Capital Contributions from Non-Controlling Interests	52,349	—
Total Cash Applied to Financing Activities	(1,656,306)	(1,563,653)
Net Change in Cash and Cash Equivalents	(2,670,319)	(5,083,973)
Cash and Cash Equivalents, Beginning of Period	7,299,224	10,129,157
Cash and Cash Equivalents, End of Period	$4,628,905	$5,045,184

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$42,386	$46,251
Income Taxes Paid (Net of Refunds Received)	$334,200	$(228,701)

Supplemental Schedule of Noncash Investing and Financing Activities:
Net Increase in Accounts Payable for Property, Plant and Equipment Additions	$(1,254,723)	$(88,564)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

Beginning with the period ended September 30, 2023, the Company changed its presentation method on the statement of cash flows from the direct method to the indirect method. The indirect method is predominantly used in practice, provides a useful link to income statements and balance sheets, is more familiar to financial statement users and is the less costly approach to prepare. The Company has recast the Consolidated Statements of Cash Flows and related disclosures for the period ended September 30, 2022, to conform to the indirect presentation method in the current period.

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

Note 2 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the consolidated statements of income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the nine months ended September 30, 2023 and 2022, that estimate represented $1,686,369 and $1,713,154, respectively, of oil and natural gas sales included in the consolidated statements of income.

The Company’s disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Oil Sales	$2,484,260	$1,891,312	$7,023,759	$6,872,518
Natural Gas Sales	459,963	1,302,751	1,431,795	3,528,247
Miscellaneous Oil and Gas Product Sales	64,262	128,911	195,827	394,386
	$3,008,485	$3,322,974	$8,651,381	$10,795,151

Note 3 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Realized and Unrealized Gain/(Loss), Equity Securities	$(40,080)	$(238,964)	$97,151	$(1,968,880)
Gain on Other Asset Sales	—	49,823	—	49,823
Interest Income	112,568	29,556	348,133	46,755
Dividend Income	13,906	16,544	40,794	200,670
Income from Other Investments	20,917	28,260	350,014	84,715
Miscellaneous Income/(Expenses)	(14,832)	59,772	13,929	(30,848)
Other Income/(Loss), Net	$92,479	$(55,009)	$850,021	$(1,617,765)

Note 4 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $35,606 and $26,084 during the nine months ended September 30, 2023 and 2022, respectively. The Company’s investment in Broadway 68 totaled $124,054 and $115,093 at September 30, 2023, and December 31, 2022, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,100,827 and $1,080,465 at September 30, 2023, and December 31, 2022, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guarantied 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures July 25, 2024. The Company’s investment in QSN totaled $291,511 and $284,249 at September 30, 2023, and December 31, 2022, respectively. The Company does not anticipate the need to perform on the guaranties of the loans.

Stott's Mill, with a 50% ownership, was acquired in May 2022. Stott's Mill consists of two residential lots in a developing subdivision located in Basalt, Colorado. The Company’s investment in Stott's Mill totaled $708,179 and $688,575 at September 30, 2023, and December 31, 2022, respectively.

Victorum BRH2 Investment, LLC (“BHR2”), with a 16.3% ownership, was acquired in August 2021. BHR2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BHR2 totaled $301,442 and $300,754 at September 30, 2023, and December 31, 2022, respectively.

Victorum BRH3 Investment, LLC (“BRH3”), with a 27.27% ownership, was acquired in November 2022. BRH3 serves as a special purpose investment vehicle to hold an investment in Berry-Rock. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH3 totaled $302,161 and $301,261 at September 30, 2023, and December 31, 2022, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $77,377 at September 30, 2023, and December 31, 2022.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at September 30, 2023, and December 31, 2022.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $311,958 and $460,000 at September 30, 2023, and December 31, 2022, respectively.

Chilean Cobalt Corp. ("C3") is a spin-off from Genlith that has submitted an S-1 filing with the SEC to become a publicly traded entity. The Company owns 740,211 of S-1 Registered Shares of C3, representing less than 2% of outstanding shares, and entered into a twelve month lock-up agreement on May 11, 2023, whereby the Company agreed that it will not attempt to sell, transfer, or otherwise dispose of the Registered Shares, subject to a "trickle" into market, except at a rate not to exceed 30,000 shares per month on a non-cumulative basis. The Company's investment in C3 totaled $148,042 at September 30, 2023.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City. In March 2023, OKC sold 10 acres, resulting in a gain of $290,000 for the Company. There was no basis adjustment in accordance with the sale and there is approximately 13 acres of land remaining. The Company’s investment in OKC totaled $82,482 at September 30, 2023, and December 31, 2022.

Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The accumulated costs of the land totaled $2,171,828 at September 30, 2023, and December 31, 2022. See Note 5 for information related to Grand Woods.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. The Company’s investment in VCC special purpose investment vehicles totaled $357,259 at September 30, 2023, and December 31, 2022.

VCC Venture Fund I, LP (“VCC Venture”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $62,500 and $31,250 at September 30, 2023, and December 31, 2022, respectively. The balance at September 30, 2023, represents 25% of the Company's capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company committed to a $1,000,000 investment in Cortado II-A on June 20, 2023. The Company’s investment in Cortado II-A totaled $375,000 at September 30, 2023, which represents 37.50% of the Company's capital commitment.

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

On September 15, 2022, Grand Woods entered into an agreement (“the 2022 Agreement”) with its members that resulted in the Company having the power to direct the activities significant to Grand Woods and becoming the primary beneficiary; therefore, consolidation of Grand Woods became required and effective for the period ended September 30, 2022. The Company is the only guarantor of $1,200,000 of a note payable held by Grand Woods. See Note 6 for terms and guaranty of debt held by Grand Woodss, which is included in the consolidated balance sheets. As a result of the Company’s guaranty of $1,200,000 of Grand Woods debt, the note holder has partial recourse to the Company for the consolidated VIE’s liabilities.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of September 30, 2023, and December 31, 2022. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

The assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	September 30, 2023
	Grand Woods	TWS	Total
Assets:
Cash	$57,620	$222,270	$279,890
Accounts Receivable	—	126,158	126,158
Total Current Assets	57,620	348,428	406,048
Other Investments (Land)	2,171,828	—	2,171,828
Other Property and Equipment, at Cost	—	471,219	471,219
Less – Accumulated Depreciation	—	(148,454)	(148,454)
Other Property and Equipment, Net	—	322,765	322,765
Total Assets	$2,229,448	$671,193	$2,900,641

Liabilities:
Accounts Payable	$656	$10,531	$11,187
Note Payable, Current Portion	140,708	—	140,708
Deferred Revenue	—	338,985	338,985
Total Current Liabilities	141,364	349,516	490,880
Note Payable, Less Current Portion	1,194,879	—	1,194,879
Total Liabilities	$1,336,243	$349,516	$1,685,759

	December 31, 2022
	Grand Woods	TWS	Total
Assets:
Cash	$24,050	$281,654	$305,704
Accounts Receivable	—	72,716	72,716
Total Current Assets	24,050	354,370	378,420
Other Investments (Land)	2,171,828	—	2,171,828
Other Property and Equipment, at Cost	—	419,044	419,044
Less – Accumulated Depreciation	—	(92,278)	(92,278)
Other Property and Equipment, Net	—	326,766	326,766
Total Assets	$2,195,878	$681,136	$2,877,014

Liabilities:
Accounts Payable	$12,910	$58,694	$71,604
Note Payable, Current Portion	136,637	—	136,637
Total Current Liabilities	149,547	58,694	208,241
Note Payable, Less Current Portion	1,300,872	—	1,300,872
Total Liabilities	$1,450,419	$58,694	$1,509,113

Note 6 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at September 30, 2023, and December 31, 2022, is $1,335,587 and $1,437,509, respectively, of which 140,708 is classified as current at September 30, 2023. Interest paid on the Note, in the nine months ended September 30, 2023, totaled $42,386, with none in 2022. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guaranty of the Note.

Below is a schedule of future principal payments on the outstanding Note at September 30, 2023:

Years Ending December 31,	Principal Payments
2023	34,715
2024	142,136
2025	148,155
2026	1,010,581
Total	$1,335,587

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2022	$2,809,257
Liabilities settled (wells sold or plugged)	(5,793)
Accretion expense	54,664
Balance at September 30, 2023	$2,858,128

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

Recurring Fair Value Measurements

Certain assets of the Company are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates.

At September 30, 2023, and December 31, 2022, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 Year	$—	$4,284,711	$—
Equity Securities:
Domestic Equities	2,216,117	—	—
International Equities	151,810	—	—
Others	166,104	—	—
	$2,534,031	$4,284,711	$—

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 Year	$—	$4,208,648	$—
Equity Securities:
Domestic Equities	1,720,410	—	—
International Equities	448,405	—	—
Others	134,144	—	—
	$2,302,959	$4,208,648	$—
Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the nine months ended September 30, 2023 or 2022. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

Impairment losses recorded on oil and gas assets in the nine months ended September 30, 2023 were $443,456, with none in the comparable period in 2022. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

Fair Value of Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, and trade payables. At September 30, 2023, and December 31, 2022, the historical cost of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items.

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

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the consolidated balance sheets and the consolidated statements of cash flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2023, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operating activities of $3,138,715 in the nine months ended September 30, 2023. The Company had sales of equity securities of $724,472, cash provided by property dispositions of $37,678, return on other investments of $361,316, primarily related to the sale of property in OKC Industrial Properties, LC, and maturity of available-for-sale debt securities of $6,054,655 for total cash provided by investing activities of $7,178,121. The Company utilized cash for the purchase of property of $3,709,631, the purchase of equity securities of $858,394, purchase of equity method and other investments of $632,106, and purchase of available-for-sale debt securities of $6,130,718 for cash applied to investing activities of $11,330,849. The Company paid $1,560,704 in stockholder dividends, $46,029 for the purchase of treasury stock, and $101,922 in payments on the Grand Woods note payable, for total cash applied to financing activities of $1,708,655. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $52,349. Cash and cash equivalents decreased $2,670,319 (37%) to $4,628,905 at September 30, 2023, from $7,299,224 at December 31, 2022.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2022. A discussion of these items follows.

Equity securities increased $231,072 (10%) to $2,534,031 as of September 30, 2023, from $2,302,959 at December 31, 2022. The increase was the result of $133,922 in net purchases and a $97,150 net increase in market value.

Accounts receivable increased $82,813 (4%) to $2,400,996 as of September 30, 2023, from $2,318,183 at December 31, 2022. This was primarily due to increased oil and natural gas prices on expected production accrued.

Refundable income taxes increased $423,631 (352%) to $543,861 as of September 30, 2023, from $120,230 at December 31, 2022, primarily resulting from a decrease in taxable income over payments made.

Accounts payable increased $1,053,183 (263%) to $1,452,918 as of September 30, 2023, from $399,735 at December 31, 2022, primarily due to timing differences in the processing of accounts payable.

Other current liabilities increased $313,741 (415%) to $389,416 as of September 30, 2023, from $75,675 at December 31, 2022, primarily due to a net increase in deferred revenue of $263,985 and an increase in accrued property taxes of $49,830.

Discussion of Significant Changes in the Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $3,138,715 in the nine months ended September 30, 2023, a decrease of $3,711,752 (54%) from cash provided by operations in the comparable period in 2022 of $6,850,467. For more information see “Operating Revenues” and “Other Income/(Loss)” below.

Cash applied to the purchase of property, plant and equipment in the nine months ended September 30, 2023, was $3,709,631, a decrease of $5,684,965 (61%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2022 of $9,394,596. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to the purchase of available-for-sale debt securities in the nine months ended September 30, 2023, was $6,130,718, with $885,986 in the comparable period in 2022. Cash provided by the maturity of available-for-sale debt securities in the nine months ended September 30, 2023, was $6,054,655, with none in the comparable period in 2022. Cash applied to equity method and other investments in the nine months ended September 30, 2023, was $632,106, a decrease of $588,236 (48%) from cash applied in the comparable period of 2022 of $1,220,342.

Off-Balance Sheet Arrangements. The Company is a guarantor of 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures July 25, 2024 held by QSN Office Park, LLC. The Company is committed to a $250,000 investment in VCC Venture Fund I, LP, of which $62,500 (25%) is invested at September 30, 2023. The Company is committed to a $1,000,000 investment in Cortado Ventures Fund II-A, of which $375,000 (37.50%) is invested at September 30, 2023. For more information about these entities and the related off-balance sheet arrangements, see Note 4 and Note 5 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2022 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2023

Net income attributable to common stockholders decreased $2,017,915 (57%) to $1,524,726 in the nine months ended September 30, 2023, from $3,542,641 in the comparable period in 2022. Net income per share attributable to common stockholders, basic, decreased $12.92 to $9.77 in the nine months ended September 30, 2023, from $22.69 in the comparable period in 2022. A discussion of revenue from oil and natural gas sales and other significant line items in the consolidated statements of income follows.

Operating Revenues. Revenues from oil and natural gas sales decreased $2,143,770 (20%) to $8,651,381 in the nine months ended September 30, 2023, from $10,795,151 in the comparable period in 2022. The decrease is due to an increase in oil sales of $151,241, a decrease in natural gas sales of $2,096,452, and a decrease in miscellaneous oil and natural gas product sales of $198,559.

The $151,241 (2%) increase in oil sales to $7,023,759 in the nine months ended September 30, 2023, from $6,872,518 in the comparable period in 2022 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 25,816 Bbls to 94,900 Bbls in the nine months ended September 30, 2023, resulting in a positive volume variance of $2,568,165. The average price per Bbl decreased $25.47 to $74.01 per Bbl in the nine months ended September 30, 2023, from $99.48 per Bbl in the comparable period in 2022, resulting in a negative price variance of $2,416,924.

The $2,096,452 (59%) decrease in natural gas sales to $1,431,795 in the nine months ended September 30, 2023, from $3,528,247 in the comparable period in 2022 was the result of a decrease in the volume sold and a decrease in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold decreased 2,041 MCF to 522,559 MCF in the nine months ended September 30, 2023, from 524,600 MCF in the comparable period in 2022, resulting in a negative volume variance of $13,736. The average price per MCF decreased $3.99 to $2.74 per MCF in the nine months ended September 30, 2023, from $6.73 per MCF in the comparable period in 2022, resulting in a negative price variance of $2,082,716.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $195,827 in the nine months ended September 30, 2023, compared to $394,386 in the comparable period in 2022, primarily due to decreased prices.

The Company had water well drilling revenues of $385,006 in the nine months ended September 30, 2023, related to water well drilling through TWS, with $826,662 in the comparable period in 2022. The decrease was due to downtime resulting from a rig mechanical failure that has since been repaired.

The Company received $183,797 for leases on its owned minerals in the nine months ended September 30, 2023, compared to $155,272 in the comparable period in 2022.

Operating Costs and Expenses. Operating costs and expenses increased $2,730,592 (50%) to $8,221,419 in the nine months ended September 30, 2023, from $5,490,827 in the comparable period of 2022.

Production Costs. Production costs increased $682,625 (28%) to $3,160,518 in the nine months ended September 30, 2023, from $2,477,893 in the comparable period in 2022. Lease operating expenses increased $819,509 (54%), primarily due to increased producing properties from acquisitions and workovers to increase production. Hauling, compression, and other costs decreased by $82,256 (21%). Gross production taxes decreased $54,628 (10%) due to decreased revenues from oil and natural gas.

Exploration Costs. Exploration costs increased $401,108 (144%) to $679,720 in the nine months ended September 30, 2023, from $278,612 in the comparable period in 2022, primarily due to a decrease of $192,652 in geological and geophysical and other expenses, and increases of $434,967 in dry hole and plugging costs, and $158,793 in leasehold impairments.

Water Well Drilling Costs. Water well drilling costs increased $73,651 (12%) to $688,227 in the nine months ended September 30, 2023, from $614,576 in the comparable period in 2022. These costs consist of contract labor, equipment rental and maintenance, fuel costs, and other operating supplies related to the drilling of water wells through TWS.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $927,939 (107%) to $1,799,061 in the nine months ended September 30, 2023, from $871,122 in the comparable period in 2022, due to an increase in long-lived assets impairments of $443,456 resulting from decreased oil and natural gas prices, and a $484,483 net increase in depletion, depreciation, and amortization due to the increase in properties through acquisition.

Gain on Disposition of Oil and Gas Properties. The Company had no gains on oil and gas property sales in the nine months ended September 30, 2023, compared to $199,025 in the comparable period in 2022. The prior period gain was primarily due to the sale of 29.75% ownership of assets in a Nolan County, Texas prospect.

General, Administrative and Other (G&A). G&A increased $446,244 (31%) to $1,893,893 in the nine months ended September 30, 2023, from $1,447,649 in the comparable period in 2022. Due to the divestiture of an affiliate, overhead increased 10% due to higher allocation rates to the Company. Increases include human resources of $138,631 primarily due to increased salaries, consulting of $81,439 and regulatory costs of $57,898, primarily due to expenses related to acquisitions from and managed services agreement with an affiliate, information technology of $66,458 primarily due to implementation of new financial reporting and SEC filing software of $50,000, real estate taxes of $21,964, repairs and maintenance of $21,633, and $58,221 in all other G&A accounts.

Equity Income/(Loss) in Investees. Equity income/(loss) in investees increased $192,519 to income of $81,414 in the nine months ended September 30, 2023, from a loss of $111,105 in the comparable period in 2022. Income was made up of income of $16,499 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $27,130 in Broadway Seventy-Two, LLC (“Broadway 72”), losses of $12,572 in QSN Office Park, LLC (“QSN”), and income of $27,576 from Victorum BRH2

Investment, LLC and Victorum BRH3 Investment, LLC. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other income, net was $850,021 in the nine months ended September 30, 2023, as compared to other loss, net of $1,617,765 in the comparable period in 2022. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision decreased $636,507 (63%) to $378,240 in the nine months ended September 30, 2023, from $1,014,747 in the comparable period in 2022. Of the 2023 tax provision, estimated current tax provision was $1,981 and estimated deferred tax provision was $376,259. Of the 2022 income tax provision, the estimated current tax provision was $68,723 and the estimated deferred tax provision was $946,024. See Note 7 to the accompanying consolidated financial statements for additional information on income taxes.

Results of Operations – Three Months Ended September 30, 2023

Net income attributable to common stockholders decreased $406,348 (39%) to $624,904 in the three months ended September 30, 2023, from $1,031,252 in the comparable period in 2022. The significant changes in the consolidated statements of income are discussed below. Net income per share attributable to common stockholders, basic decreased $2.60 to $4.01 in the three months ended September 30, 2023, from $6.60 in the comparable period in 2022.

Operating Revenues. Revenues from oil and gas sales decreased $314,489 (9%) to $3,008,485 in the three months ended September 30, 2023, from $3,322,974 in the comparable period in 2022. The decrease is due to an increase in oil sales of $592,948, a decrease in natural gas sales of $842,788, and a decrease in miscellaneous oil and gas product sales of $64,649.

The $592,948 (31%) increase in oil sales to $2,484,260 in the three months ended September 30, 2023, from $1,891,312 in the comparable period in 2022 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 10,799 Bbls to 31,399 Bbls in the three months ended September 30, 2023, resulting in a positive volume variance of $991,442. The average price per Bbl decreased $12.69 to $79.12 per Bbl in the three months ended September 30, 2023, from $91.81 per Bbl in the comparable period in 2022, resulting in a negative price variance of $398,494.

The $842,788 (65%) decrease in natural gas sales to $459,963 in the three months ended September 30, 2023, from $1,302,751 in the comparable period in 2022 was the result of a decrease in the volume sold and a decrease in the average price per MCF. The volume of natural gas sold decreased 1,155 MCF to 172,391 MCF in the three months ended September 30, 2023, from 173,546 MCF in the comparable period in 2022, resulting in a negative volume variance of $8,677. The average price per MCF decreased $4.84 to $2.67 per MCF in the three months ended September 30, 2023, from $7.51 per MCF in the comparable period in 2022, resulting in a negative price variance of $834,111.

Operating Costs and Expenses. Operating costs and expenses increased $479,162 (22%) to $2,635,852 in the three months ended September 30, 2023, from $2,156,690 in the comparable period in 2022. The increase was primarily the net result of an increase in production costs of $220,330; a decrease in exploration costs charged to expense of $178,484; an increase in water well drilling costs of $113,796; an increase in DD&A of $212,296; and an increase in G&A of $111,224. G&A increases were due to increases in costs in overhead allocation, human resources of $41,101, consulting of $10,076, regulatory of $4,002, real estate taxes of $3,956, repairs and maintenance of $1,579, with increases in information technology of $55,883, and $5,374 in all other G&A accounts.

Equity Income/(Loss) in Investees. Equity income/(loss) in investees increased $31,008 to income of $22,781 in the three months ended September 30, 2023, from a loss of $8,227 in the comparable period in 2022. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other income/(loss), net increased $147,488 in the three months ended September 30, 2023, to income of $92,479 from losses of $55,009 in the comparable period in 2022. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision/(Benefit). Income tax provision decreased $220,766 (60%) to $146,475 in the three months ended September 30, 2023, from $367,241 in the comparable period in 2022. Of the 2023 tax provision, estimated current tax provision was $51,655 and estimated deferred tax provision was $94,820. Of the 2022 income tax provision, the estimated current tax provision was $655,691 and the estimated deferred tax benefit was $288,450. See discussions above in “Results of Operations” section and Note 7 to the accompanying consolidated financial statements for additional explanation of the changes in the provision for income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As of September 30, 2023, the Company was not party to, and its properties were not subject to, any material legal proceedings.

ITEM 1A.       RISK FACTORS

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2023	220	150	---	---
August 1 to August 31, 2023	0	150	---	---
September 1 to September 30, 2023	0	150	---	---
Total	220	$150	---	---
(1) Prior to September 1, 2023, the Company had no formal equity security purchase program or plan. Most purchases resulted from requests made by stockholders receiving small odd lot share quantities as the result of probate transfers. On September 22, 2023, the Board of Directors ("the Board") approved a formal stock repurchase program, effective September 1, 2023, wherein the Company may repurchase up to 15,000 shares of outstanding stock of The Reserve Petroleum Company.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 14, 2023	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: November 14, 2023	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer