Form 10-K
period 2023-12-31
RESERVE PETROLEUM CO
filed 2024-03-28
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $17,532,259, as computed by reference to the last reported sale which was on June 30, 2023.

As of March 6, 2024, there were 155,108 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Stockholders to be held on May 21, 2024, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following:

•The Company’s future operating results will depend upon management’s ability to employ and retain quality employees, generate revenues and control expenses. Any decline in operating revenues, without a corresponding reduction in operating expenses, could have a material adverse effect on our business, results of operations and financial condition.

•The Company has no significant long-term sales contracts for either oil or gas. For the most part, the price we receive for our product is based upon the spot market price, which in the past has experienced significant fluctuations. Management anticipates price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant uncertainty.

•Exploration costs have been a significant component of the Company’s capital expenditures in the past and are expected to remain so in the near term. Under the successful efforts method of accounting for oil and gas properties which the Company uses, these costs are capitalized if drilling is successful or charged to operating costs and expensed if unsuccessful. Estimating the amount of future costs which may relate to successful or unsuccessful drilling is extremely imprecise.

The Company does not undertake any obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the filing date of this Form 10-K. Readers should carefully review the information described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2024 and any Current Reports on Form 8-K filed by the Company.

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

Oil and Natural Gas Properties
For a summary of certain data relating to the Company’s oil and gas properties, including production, undeveloped acreage, producing and dry wells drilled and recent activity, see Item 2, “Properties.” For a discussion and analysis of current and prior years’ revenue and related costs of oil and gas operations and a discussion of liquidity and capital resource requirements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Owned Mineral Property Management
The Company owns non-producing mineral interests of 88,214 net acres out of 256,534 gross acres. These mineral interests are in twelve different states in the north and south-central United States. A total of 81,080 (92%) net acres are in the states of Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming, the areas of concentration for the Company in our exploration and development programs.

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

A substantial amount of the Company’s oil and gas revenue resulted from our owned mineral property management. In 2023, $3,259,786 (26%) of oil and gas sales was from royalty interests versus $5,060,545 (34%) in 2022. As a result of our mineral ownership, the Company had royalty interests in 17 gross (0.04 net) wells, which were drilled and completed as producing wells in 2023. This resulted in an average royalty interest of 0.25% for these 17 new wells. The Company has very little control over the timing or extent of the operations conducted on our royalty interest properties.

Development Program
Development drilling by the Company is usually initiated in one of three ways:

•by participating as a working interest owner with a third-party operator in the development of non-producing mineral interests, which it owns;
•by participating with a joint interest operator in drilling additional wells on our producing leaseholds; or
•if our exploration program, discussed below, results in a successful exploratory well, by participating in the drilling of additional wells on the exploratory prospect.

In 2023, the Company participated in the drilling of 17 development wells with 10 (0.87 net) completed as producers and 7 (0.05 net) in progress at the end of 2023.

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

The Company develops exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. The Company may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2023, we participated in the drilling of 19 exploratory wells, including 4 wells (0.65 net) in progress at the end of 2022, with 7 wells (0.67 net) completed as producers, 7 wells (1.2 net) completed as dry holes and 5 wells (0.41 net) in progress at the end of 2023.

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

Customers
In 2023, the Company had one customer whose total purchases were greater than 10% of revenues from oil and gas sales. Redland Resources, LLC’s purchases were $1,414,199 or 11% of total oil and gas sales. The Company sells most of its oil and gas under short-term sales contracts that are based on the spot market price.

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

Human Capital Resources
At December 31, 2023, the Company had seven employees including officers, all of whom work in our corporate office. Because we are small, our compensation philosophy and objectives are to provide compensation that is fair and reasonable for all employees at a competitive level that will allow us to attract and retain qualified personnel necessary to operate the Company at the most efficient level possible. Our objective is to fully comply with all the operational and financial rules and regulations required of any public company, and specifically, those relating to the oil and gas exploration and production (“E&P”) industry. In addition, we try to maintain compensation at a level that is competitive with other companies in this industry. Our philosophy and objectives for compensation of our executive officers are no different from those with respect to our other employees.

Compensation levels for all employees, including our executive officers, are reviewed annually by our executive team. This process includes reviews of salary and wage surveys, primarily for the oil and gas E&P industry, and informal performance evaluations provided by supervisors. Compensation levels for the next fiscal year are determined during this review process and presented to the entire Board of Directors for approval. In addition to competitive salary, the Company offers generous bonuses, company sponsored employee benefits, such as life and health insurance benefits, vacation, sick leave and a qualified 401(k) savings plan.

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

All our employees devote a portion of their time to duties with affiliated companies, and we were reimbursed for the affiliates’ share of compensation directly from those companies. See Item 8. Note 13 to the accompanying consolidated financial statements for additional information.

ITEM 1A. RISK FACTORS
Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY

Governance
While the Company does not employ a Chief Information Officer or consider cybersecurity threats to be a material risk to the business strategy, results of operations or financial position of the Company, the Audit Committee discusses risks and threats most applicable to the Company and inquires of management regarding design and effectiveness of controls in place to address the prevention, detection, mitigation and remediation of cybersecurity incidents. The Audit Committee provides regular reports to the full Board of Directors.

Risk Management and Strategy
Due to the size of the Company, our information technology (“IT”) environment does not utilize overly complicated systems or processes. The Company does not sell products or conduct business in an online environment and our primary transactional activity is done through partnerships with oil and gas operators and other investment managers. We utilize a third party managed services provider (“Provider”) for security applications, monitoring, and updates to our information technology environment. The Chief Financial Officer serves as the relationship manager for and has regularly scheduled meetings with the Provider to evaluate whether the services provided meet the Company’s needs, review hardware and software obsolescence, and identify any new threats that need to be addressed. The Company uses multi-factor authentication for applications wherever possible to provide access security and we maintain a secure physical environment. We also engage a separate third-party vendor to provide staff IT security education, testing for social engineering vulnerabilities, and reporting on employee training.

Through the Provider, automated security tools are used to monitor all Windows-based systems and provide defense against cyberattacks perpetrated on or against these systems and to protect internal systems from known and unknown cybersecurity threats. These security tools include:

Advanced, next-generation endpoint security software, detects attempted attacks on internal Windows-based systems and analyzes the attack providing context for said attacks to analysis teams. This data is then used to mitigate the attack and resolve the incident.

Privilege management software provides application context to reviewers to aid in the preemptive identification of malicious activities on a system. When administrative permissions are requested, details regarding the requesting process are forwarded to our provider for review and analysis before granting administrative privileges, limiting an attacker’s ability to affect and compromise systems in the environment.

The Company employs email security tools provided and managed by our Provider to protect against email-based attacks. These tools include an email security gateway and an additional automated email filtering security. These tools provide advanced, AI-powered phishing detection and remediation for all Microsoft 365 email users in the environment.

The Company utilizes various third-party service organizations for critical areas of operations, including stockholder transfer agent services, accounting software, financial reporting software and regulatory filings, and mineral management software. The Company obtains System and Organization Controls (“SOC”) reports for each vendor and ensures that internal controls are designed and implemented to adequately meet the applicable user controls identified within the SOC report for each vendor.

The Company requires all devices used by employees to be protected with the security measures listed above. It is also Company policy that all devices be used by the employee only and any use by non-employees is prohibited.

To date, the Company has not experienced a cybersecurity incident that resulted in a material adverse effect on our business strategy, results of operations or financial condition; however, there can be no guarantee that we will not experience such an incident in the future.

ITEM 2. PROPERTIES
The Company’s principal properties are oil and natural gas properties. We have interests in approximately 879 producing properties with 76% of them being working interest properties and the remaining 24% being royalty interest properties. About 80% of all properties are in Oklahoma and Texas and account for approximately 74% of our annual oil and gas sales. About 14% of the properties are in Arkansas, Kansas and South Dakota and account for approximately 15% of our annual oil and gas sales. The remaining 6% of these properties are in Colorado, Montana, Nebraska, New Mexico, Utah, West Virginia and Wyoming and account for about 11% of our annual oil and gas sales. No individual property provides more than 10% of our annual oil and gas sales.

OIL AND NATURAL GAS OPERATIONS
Oil and Gas Reserves
Reference is made to the Unaudited Supplemental Financial Information beginning on Page 37 for working interest reserve quantity information.

Since January 1, 2023, the Company has not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for its 2022 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2022. Those reserve estimates were identical.

Production
The average sales price of oil and gas production for the Company’s royalty and working interests as well as the average working interest production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas are presented in the table below for the years ended December 31, 2023, 2022, and 2021. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price
	Oil Per Bbl	Gas Per MCF	Oil Per Bbl	Gas Per MCF	Average Production Cost per Equivalent MCF
2023	$76.44	$2.51	$74.38	$2.96	$3.63
2022	$97.03	$5.98	$91.42	$6.20	$3.57
2021	$66.73	$3.84	$65.00	$3.84	$3.08

At December 31, 2023, the Company had working interests in 164 gross (26.2 net) wells producing primarily gas and 355 gross (44.1 net) wells producing primarily oil. These interests were in 11,797 net producing acres. These wells include 1.83 net wells associated with secondary recovery projects.

Undeveloped Acreage
The Company’s undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. At December 31, 2023, the Company holds 88,214 net acres of non-producing mineral interests and 12,310 net acres of undeveloped leaseholds.
Net Productive and Dry Wells Drilled
The following table summarizes the net wells drilled, in which the Company had a working interest for the years ended December 31, 2021 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2023	0.67	1.20	0.87	—
2022	0.47	0.35	1.76	—
2021	0.45	0.30	1.15	—

ITEM 3. LEGAL PROCEEDINGS
There are no material legal proceedings pending affecting the Company or any of its properties.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES     OF EQUITY SECURITIES
Market Information, Holders and Dividends
The Company’s stock is dually traded in the Pink Sheet Electronic Quotation Service and the OTC Bulletin Board under the symbol “RSRV.” The following high and low bid information was quoted on the Pink Sheets OTC Market Report. Prices reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

	Quarterly Ranges
Quarter Ending	High Bid	Low Bid
03/31/22	$233	$180
06/30/22	$232	$205
09/30/22	$248	$217
12/31/22	$244	$210
03/31/23	$238	$210
06/30/23	$230	$170
09/30/23	$177	$154
12/31/23	$161	$150

There was limited public trading in the Company’s common stock in 2023 and 2022.

At March 6, 2024, the Company had 1,521 holders of record of its common stock. The Company paid dividends on its common stock in the amount of $10.00 per share in 2023 and 2022, and expect the 2024 dividend to be comparable. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Financing Activities” section for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2024, if any, with the Board of Directors for its approval.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases for the year ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2023	0	0	0	$2,400,000
November 1 to November 30, 2023	0	0	0	$2,400,000
December 1 to December 31, 2023	154	160	154	$2,375,360
Total	154	160	154
(1) Prior to September 1, 2023, the Company had no formal equity security purchase program or plan. Most purchases resulted from requests made by stockholders receiving small odd lot share quantities as the result of probate transfers. On September 22, 2023, the Board approved a formal stock repurchase program, effective September 1, 2023, wherein the Company may repurchase up to 15,000 shares of outstanding stock of The Reserve Petroleum Company.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please refer to the consolidated financial statements and related notes in Item 8 of this Form 10-K to supplement this discussion and analysis.

Critical Accounting Estimates

•Estimates of future revenues from oil and gas sales are derived from a combination of factors which are subject to significant fluctuation over any given period. Reserve estimates, by their nature, are subject to revision in the short-term. The evaluating engineer considers production performance data, reservoir data and geological data available to the Company, as well as makes estimates of production costs, sale prices and the time period the property can be produced at a profit. A change in any of the above factors can significantly change the timing and amount of net revenues from a property. The Company’s producing properties are composed of many small working interest and royalty interest properties. As a non-operating owner, we have limited access to the underlying data from which working interest reserve estimates are calculated. Estimates of royalty interest reserves are not made because the information required for the estimation is not available to the Company. While reserve estimates are not accounting estimates, they are the basis for impairment, depreciation, depletion and amortization described below. Additionally, the estimated economic life for each producing property from the reserve estimates is used in the calculation of asset retirement obligations.

•Reserves relating to the Company’s proved properties may become uneconomic to produce resulting in impairment of proved properties.

•The provisions for depreciation, depletion and amortization of oil and gas properties all constitute critical accounting estimates. Non-producing leaseholds are amortized over the life of the leases using a straight-line method; however, when leases are impaired or condemned, an appropriate adjustment to the provision is made at that time.

•The provision for impairment of long-lived assets is determined by review of the estimated future cash flows from the individual properties. A significant, unforeseen downward adjustment in future prices and/or potential reserves could result in a material change in estimated long-lived assets impairment.

•Depletion and depreciation of oil and gas properties are computed using the units-of-production method. A significant, unanticipated change in volume of production or estimated reserves would result in a material, unexpected change in the estimated depletion and depreciation provisions.

•The Company has significant obligations to remove tangible equipment and facilities associated with oil and gas wells and to restore land at the end of oil and gas production operations. Removal and restoration obligations are most often associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires estimates and judgments because most of the removal obligations will take effect in the future. Additionally, these operations are subject to private contracts and government regulations that often have vague descriptions of what is required. Asset removal technologies and costs are constantly changing as are regulatory, political, environmental and safety considerations. Inherent in the present value calculations are numerous assumptions and judgments, including the ultimate removal cost amounts, inflation factors and discount rate.

•The estimation of the amounts of income tax to be recorded by the Company involves interpretation of complex tax laws and regulations as well as the completion of complex calculations, including the determination of the Company’s percentage depletion deduction, if any. To calculate the exact excess percentage depletion allowance, a well-by-well calculation is and can only be performed at the end of each year. During interim periods, a high-level estimate is made considering historical data and current pricing. Although our management believes its income tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

LIQUIDITY AND CAPITAL RESOURCES

To supplement the following discussion, please refer to the consolidated balance sheets and the consolidated statements of cash flows included in this Form 10-K.

In 2023, as in prior years, the Company funded its business activity using internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale debt securities. When cash flows from operating activities exceed those needed for other business activities, the remaining balance is used to increase cash, cash equivalents, equity securities, and/or available-for-sale debt securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents and equity securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less.

In 2023, net cash provided by operating activities was $5,592,853, net cash applied to investing activities was $5,990,740 and net cash applied to financing activities was $1,682,862.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Available-for-sale debt securities decreased $1,987,747 (47%) to $2,220,901 in 2023 from $4,208,648 in 2022.

Equity securities increased $361,107 (16%) to $2,664,066 in 2023 from $2,302,959 in 2022. The increase is due to purchases in excess of sales of $245,504 and a net increase in market value of $115,603.

Refundable income taxes increased $197,525 (164%) to $317,755 in 2023 from $120,230 in 2022, primarily resulting from decreased taxable income that resulted in decreases in the deferred tax provision.

Accounts receivable increased $48,480 (2%) to $2,366,663 in 2023 from $2,318,183 in 2022, due to an increase in oil and gas sales volumes, mostly offset by a decrease in prices.

Accounts payable increased $138,061(35%) to $537,796 in 2023 from $399,735 in 2022, primarily due to the timing of payable processing.

Other current liabilities decreased $62,836 (83%) to $12,839 in 2023 from $75,675 in 2022, primarily due to a decrease in deferred revenue.

Discussion of Selected Material Line Items in Cash Flows

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2023 and 2022. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities
Net cash flows provided by operating activities decreased $3,038,398 (35%) to $5,592,853 in 2023 from net cash provided by operating activities of $8,631,251 in 2022. For more information on operating activities, see “Operating Revenues” and “Other Income/(Loss), Net” below.
Investing Activities
Net cash applied to investing activities decreased $3,892,876 (39%) to $5,990,740 in 2023, from net cash applied to investing activities of $9,883,616 in 2022. The 2023 amount was the result of net redemptions of available-for-sale debt securities of $1,987,747, net property purchases of $7,136,289, cash applied to equity method and other investments of $596,693 and net cash applied to equity securities sales of $245,504.
Financing Activities
Cash applied to financing activities increased $105,293 (7%) to $1,682,862 in 2023 from net cash applied to financing activities of $1,577,569 in 2022. Cash applied to financing activities consist of cash dividends on common stock, cash used for the purchase of treasury stock, and payments of notes payable. In 2023, cash dividends paid on common stock amounted to $1,560,704 compared to $1,561,573 in 2022. Dividends of $10 per share were paid in 2023 and 2022. Cash applied to purchase treasury stock increased $68,589 to $70,669 in 2023 from $2,080 in 2022.

RESULTS OF OPERATIONS

As disclosed in the consolidated statements of operations in Item 8 of this Form 10-K, in 2023 the Company had net loss attributable to common stockholders of $55,648 compared to net income of $4,000,751 in 2022. Net loss per share attributable to common stockholders, basic and diluted, was $0.36 in 2023, a decrease of $25.98 per share from net income of $25.62 in 2022. Material line-item changes in the consolidated statements of operations will be discussed in the following paragraphs.

Operating Revenues
Operating revenues decreased $2,794,782 (17%) to $13,376,102 in 2023 from $16,170,884 in 2022. Oil and gas sales decreased $2,379,172 (16%) to $12,490,047 in 2023 from $14,869,219 in 2022. Lease bonuses and other revenues decreased $104,956 (36%) to $190,588 in 2023 from $295,544 in 2022. Water well drilling services decreased $310,654 (31%) to $695,467 (31%) in 2023 from $1,006,121 in 2022, partially due to equipment malfunction for part of the year and partially due to engineering complications on our largest well that prevented the use of the rig for other work until that job was completed. The decrease in oil and gas sales is discussed in the following paragraphs.

The $2,379,172 decrease in oil and gas sales was the result of a $2,186,739 decrease in gas sales, a $61,406 increase in oil sales and a $253,839 decrease in miscellaneous oil and gas product sales.

The following price and volume analysis is presented to explain the changes in oil and gas sales from 2022 to 2023. Miscellaneous oil and gas product sales of $296,502 in 2023 and $550,341 in 2022 are not included in the analysis.

		Variance
Production (in thousands, except per Unit prices)	2023	Price	Volume	2022
Gas –
MCF	769		58	711
$	$2,156	$(2,539)	$352	$4,343
Unit Price	$2.80	$(3.31)		$6.11

Oil –
Bbls	134		27	107
$	$10,038	$(2,420)	$2,482	$9,976
Unit Price	$74.84	$(18.04)		$92.88

The $2,186,739 (50%) decrease in natural gas sales to $2,155,986 in 2023 from $4,342,725 in 2022 was the result of an increase in gas sales volumes and a decrease in the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales decreased $3.31 per MCF to $2.80 per MCF in 2023 from $6.11 per MCF in 2022, resulting in a negative gas price variance of $2,538,626. A positive volume variance of $351,887 was the result of an increase in natural gas volumes sold of 57,592 MCF to 768,764 MCF in 2023 from 711,172 MCF in 2022.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were not adequate to replace working interest reserves produced in 2023 or 2022.

The $61,406 (1%) increase in crude oil sales to $10,037,559 in 2023 from $9,976,153 in 2022 was the result of a decrease in the average price per barrel (Bbl) and an increase in oil sales volumes. The average price received per Bbl of oil decreased $18.04 to $74.84 in 2023 from $92.88 in 2022, resulting in a negative oil price variance of $2,420,255. an increase in oil sales volumes of 26,719 Bbls to 134,125 Bbls in 2023 from 107,406 Bbls in 2022 resulted in a positive volume variance of $2,481,661.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were not adequate to replace working interest reserves produced in 2023 or 2022.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses
Operating costs and expenses increased $4,906,509 (50%) to $14,647,568 in 2023 from $9,741,059 in 2022. The material components of operating costs and expenses are discussed below.

Production Costs. Production costs increased $743,460 (20%) to $4,383,384 in 2023 from $3,639,924 in 2022. The increase was the result of a $903,622 (39%) increase in lease operating expense to $3,224,358 in 2023 from $2,320,736 in 2022, a $86,773 (11%) decrease in gross production taxes to $738,432 in 2023 from $825,205 in 2022, and a $73,389 decrease in hauling and compression costs to $420,594 in 2023 from $493,983 in 2022. The increase in lease operating expense was primarily due to well acquisitions in 2022 and the addition of new wells in 2023, a significant portion of which were horizontal. Gross production taxes are state taxes, which are calculated as a percentage of gross proceeds from the sale of products from each producing oil and gas property, therefore, they fluctuate with the change in the dollar amount of revenues from oil and gas sales.

Exploration Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $3,709,672 in 2023 and $5,377,898 in 2022. See Item 8, Note 9 to the accompanying consolidated financial statements for a breakdown of these costs. Exploration and acquisition costs charged to operations were $708,823 in 2023 and $474,773 in 2022, inclusive of geological and geophysical costs of $120,556 in 2023 and $300,993 in 2022.

For the year ended December 31, 2023, the Company participated in the drilling of 19 gross exploratory working interest wells and 17 gross development working interest wells, with working interests ranging from a high of 22.5% to a low of 0.25%. Of the 19 exploratory wells, 7 were completed as producing wells, 7 as dry holes and 5 wells were in progress at the end of 2023. Of the 17 development wells, 10 were completed as producing wells and 7 wells were in progress at the end of 2023.

Water Well Drilling Services. Water well drilling services expenses increased $165,029 (18%) to $1,072,476 from $907,447 in 2022. The increase was due to the fact that one well had complications due to engineering issues beyond the Company's control, which kept the rig from fulfilling additional projects and caused overruns in operating expenses.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components of DD&A are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight-line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $378,358 in 2023 versus $82,308 in 2022.

As discussed in Item 8, Note 10 to the accompanying consolidated financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well basis, is less than the assets’ carrying amounts. The second step is to adjust those assets meeting the first criterion to estimated fair value. Evaluation for impairment was performed in both 2023 and 2022. The 2023 impairment loss was $2,393,015 and the 2022 impairment loss was $1,109,455.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation was $3,074,926 in 2023 and $1,543,184 in 2022. The provision includes $110,832 for 2023 and $149,402 for 2022 for the amortization of the asset retirement costs. See Item 8, Note 2 to the accompanying consolidated financial statements for additional information regarding the asset retirement obligation. The provision for depreciation for other assets was $49,171 in 2023 and $67,059 in 2022.

Gain on Disposition of Oil and Gas Properties. The Company had a $19,491 gain on oil and gas property sales in 2023 with a $198,443 gain in 2022. The 2023 gain was from the sale of leasehold+ in western Oklahoma, with the 2022 gain primarily due to the sale of 29.75% ownership of assets in a Nolan County, Texas prospect.

General, Administrative and Other (G&A). G&A increased $491,554 (23%) to $2,606,906 from $2,115,352 in 2022. The increase was primarily due to increases of $185,877 in human resource costs, $107,165 in consulting fees, $56,305 in legal and regulatory fees, $88,628 in information technology costs, $24,903 in repairs and maintenance, and a net increase in all other G&A accounts of $20,858.

Equity Income/(Loss) in Investees
Equity income in investees was $107,865 in 2023 from a loss in investees of $164,497 in 2022. The 2023 net income consisted of Broadway Sixty-Eight, LLC (“Broadway 68”) income of $8,808, Broadway Seventy-Two, LLC (“Broadway 72”) income of $43,316, Victorum BRH2 Investment, LLC ("BRH2") income of $33,000, Victorum BRH3 Investment, LLC ("BRH3") income of $27,666 and QSN Office Park, LLC (“ QSN ”) loss of $4,925.

Other Income/(Loss), Net
Other income/(loss), net was income of $970,586 in 2023 and loss of $1,185,161 in 2022. See Item 8, Note 11 to the accompanying consolidated financial statements for a breakdown of other income/(loss), net. The material components of other income/(loss) are discussed below.

Net realized and unrealized gain on equity securities was $115,603 in 2023 with a net realized and unrealized loss of $1,635,240 in 2022. Realized gains or losses result when an equity security is sold. Unrealized gains or losses result from adjusting the Company’s carrying amount in equity securities owned at the reporting date to estimated fair value. In 2023, the Company had realized losses of $248,329 and unrealized gains of $363,932. In 2022, the Company had realized losses of $366,574 and unrealized losses of $1,284,771.

Income from other investments increased $255,704 (237%) to $363,738 in 2023 from $108,034 in 2022, primarily resulting from a sale of land in OKC Industrial Properties, LC.

Interest income increased $342,013 (348%) to $440,244 in 2023 from $98,231 in 2022 and dividend income decreased $205,842 (78%) to $58,193 in 2023 from $264,035 in 2022, primarily due to the Company’s shift in investment strategy back to available-for-sale debt securities.

Income Tax Provision/(Benefit)
In 2023, the Company had an estimated income tax benefit of $(171,401) as the result of a deferred tax benefit of $400,084 and a current tax provision of $228,683. In 2022, the Company had an estimated income tax provision of $1,072,524 as the result of a deferred tax provision of $1,068,275 and a current tax provision of $4,249. See Item 8, Note 5 to the accompanying consolidated financial statements for an analysis of the various components of income taxes and a discussion of the federal tax rate change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
of The Reserve Petroleum Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Reserve Petroleum Company and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
As discussed in Notes 2 and 10 to the financial statements, the Company's proved oil and natural gas properties are depleted using the units-of-production method on a property-by-property basis and is based primarily on estimates of proved reserve quantities. Additionally, the Company recognizes impairment of proved oil and natural gas properties on a property-by-property basis when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the property's carrying amount. The impairment loss is measured by comparing the fair value of the property to its carrying amount. The Company's oil and natural gas reserve quantities and the related future net cash flows required management to make significant estimates and assumptions. As a result of changing market conditions and commodity prices, assumptions can change from period to period, causing the estimates of proved reserves to change. The Company employs a petroleum engineer to estimate oil and natural gas reserves using generally accepted engineering methods, calculation procedures and engineering data, and also engages an independent engineering firm to review the reasonableness of a portion of the Company's estimated reserves. Changes in these assumptions or engineering data could have a significant impact on reserve quantities and the amount of depletion and impairment recorded during a period. The proved oil and natural gas properties balance was $11,923,496 as of December 31, 2023, net of accumulated depreciation, depletion, amortization and valuation allowance.
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
a.Evaluated the experience, qualifications and objectivity of the Company's internal and external reservoir engineers, including the methodologies and calculation procedures used to estimate oil and natural gas reserves.
b.Evaluated forecasted production by comparing to historical production and decline rates.
c.Evaluated the future operating and capital cost assumptions used by the internal reservoir engineer to estimate future cash flows by comparing them to historical costs.
d.Assessed management's estimated oil and natural gas prices by:
i.Understanding the methodology used by management for development of the oil and natural gas prices used for assessing impairment and comparing the estimated prices to an independently determined range of prices, including published forward pricing indices and third-party industry sources.
ii.Understanding the methodology used by management for development of the oil and natural gas prices used for calculating depletion and comparing the prices to average historical prices.
iii.Evaluating the historical realized price differentials incorporated in the oil and natural gas prices.
/s/ HoganTaylor LLP
We have served as the Company’s auditor since 2009.
Oklahoma City, Oklahoma
March 28, 2024

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
ASSETS

	December 31,
Current Assets:	2023	2022
Cash and Cash Equivalents	$5,218,474	$7,299,224
Available-for-Sale Debt Securities	2,220,901	4,208,648
Equity Securities	2,664,066	2,302,959
Refundable Income Taxes	317,755	120,230
Accounts Receivable	2,366,663	2,318,183
Total Current Assets	12,787,859	16,249,244

Investments:
Equity Method Investments	2,818,790	2,469,644
Other Investments	5,332,553	5,085,806
Total Investments	8,151,343	7,555,450

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	3,403,051	1,846,543
Proved Properties	69,152,923	65,328,501
Oil and Gas Properties, Gross	72,555,974	67,175,044
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(57,622,564)	(52,773,978)
Oil and Gas Properties, Net	14,933,410	14,401,066
Other Property and Equipment, at Cost	820,965	758,256
Less – Accumulated Depreciation	(306,587)	(236,883)
Other Property and Equipment, Net	514,378	521,373
Property, Plant and Equipment, Net	15,447,788	14,922,439
Total Assets	$36,386,990	$38,727,133

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
LIABILITIES AND EQUITY

	December 31,
	2023	2022
Current Liabilities:
Accounts Payable	$537,796	$399,735
Other Current Liabilities	12,839	75,675
Note Payable, Current Portion	142,136	136,637
Total Current Liabilities	692,771	612,047

Long-Term Liabilities:
Asset Retirement Obligation	2,566,368	2,809,257
Deferred Tax Liability, Net	1,219,511	1,619,595
Note Payable, Less Current Portion	1,158,736	1,300,872
Total Long-Term Liabilities	4,944,615	5,729,724
Total Liabilities	5,637,386	6,341,771

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	32,212,066	33,828,418
Equity Before Treasury Stock	32,369,434	33,985,786
Less – Treasury Stock, at Cost	(1,820,527)	(1,749,858)
Total Equity Applicable to The Reserve Petroleum Company	30,548,907	32,235,928
Non-Controlling Interests	200,697	149,434
Total Equity	30,749,604	32,385,362
Total Liabilities and Equity	$36,386,990	$38,727,133

(1) At December 31, 2023 and 2022, includes approximately $2,768,756 and $2,877,014, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $1,301,270 and $1,496,251, respectively, of liabilities of consolidated variable interest entities for which creditors do have partial recourse to the general credit of the Company. For more information, see Note 7 – Non-Controlling Interests and Variable Interest Entities.

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Operating Revenues:
Oil and Gas Sales	$12,490,047	$14,869,219
Lease Bonuses and Other	190,588	295,544
Water Well Drilling Services	695,467	1,006,121
Total Operating Revenues	13,376,102	16,170,884

Operating Costs and Expenses:
Production	4,383,384	3,639,924
Exploration	708,823	474,773
Water Well Drilling Services	1,072,476	907,447
Depreciation, Depletion, Amortization and Valuation Provisions	5,895,470	2,802,006
Gain on Disposition of Oil and Gas Properties	(19,491)	(198,443)
General, Administrative and Other	2,606,906	2,115,352
Total Operating Costs and Expenses	14,647,568	9,741,059

Income/(Loss) from Operations	(1,271,466)	6,429,825
Equity Income/(Loss) in Investees	107,865	(164,497)
Interest Expense	(67,919)	(34,523)
Other Income/(Loss), Net	970,586	(1,185,161)
Income/(Loss) Before Income Taxes and Non-Controlling Interests	(260,934)	5,045,644
Income Tax Provision/(Benefit)	(171,401)	1,072,524
Net Income/(Loss)	$(89,533)	$3,973,120
Less: Net Loss Attributable to Non-Controlling Interests	(33,885)	(27,631)
Net Income/(Loss) Attributable to Common Stockholders	$(55,648)	$4,000,751

Per Share Data:
Net Income/(Loss) Attributable to Common Stockholders, Basic	$(0.36)	$25.62
Cash Dividends	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	155,915	156,163

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total Equity
Year Ended December 31, 2023
Balance as of December 31, 2022	$92,368	$65,000	$33,828,418	$(1,749,858)	$149,434	$32,385,362
Net Loss	—	—	(55,648)	—	(33,885)	(89,533)
Dividends Declared	—	—	(1,560,704)	—	—	(1,560,704)
Purchase of Treasury Stock	—	—	—	(70,669)	—	(70,669)
Capital Contributions	—	—	—	—	85,148	85,148
Balance as of December 31, 2023	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604

Year Ended December 31, 2022
Balance as of January 1, 2022	$92,368	$65,000	$31,389,240	$(1,747,778)	$—	$29,798,830
Net Income/(Loss)	—	—	4,000,751	—	(27,631)	3,973,120
Dividends Declared	—	—	(1,561,573)	—	—	(1,561,573)
Purchase of Treasury Stock	—	—	—	(2,080)	—	(2,080)
Consolidation of Grand Woods	—	—	—	—	177,065	177,065
Balance as of December 31, 2022	$92,368	$65,000	$33,828,418	$(1,749,858)	$149,434	$32,385,362

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022

Cash Provided by/(Applied to) Operating Activities:
Net Income/(Loss)	$(89,533)	$3,973,120
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	5,895,470	2,802,006
Depreciation Attributable to TWS	75,997	64,291
Accretion of Asset Retirement Obligation	72,885	60,236
(Gain)/Loss on Asset Sales	19,491	(267,522)
Expired Leases	—	158,794
Cash Distributions from Equity Method Investees	48,000	41,580
(Income)/Loss on Equity Method and Other Investments	(47,200)	154,856
Net (Gain)/Loss on Equity Securities	(115,603)	1,635,240
Deferred Income Taxes	(400,084)	1,068,275
Change in Receivables	(246,005)	(724,522)
Change in Accounts Payable & Other Current Liabilities	379,435	(267,084)
Other	—	(68,019)
Net Cash Provided by Operating Activities	5,592,853	8,631,251

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	9,679,589	—
Purchase of Available-for-Sale Debt Securities	(7,691,842)	(4,208,648)
Proceeds from Disposal of Property, Plant and Equipment	1,023,857	533,699
Purchase of Property, Plant and Equipment	(8,160,146)	(10,047,748)
Purchase of Investments	(611,693)	(1,561,767)
Cash Distributions from Other Investments	15,000	108,019
Sale of Equity Securities	158,472	9,148,302
Purchase of Equity Securities	(403,977)	(3,944,143)
Cash Acquired in Consolidation of Grand Woods	—	88,670
Net Cash Applied to Investing Activities	(5,990,740)	(9,883,616)

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year Ended December 31,
	2023	2022
Cash Provided by/(Applied to) Financing Activities:
Principal Payments on Note Payable	$(136,637)	$(66,332)
Capital Contributions from Non-Controlling Interests	85,148	52,416
Dividends Paid to Stockholders	(1,560,704)	(1,561,573)
Purchase of Treasury Stock	(70,669)	(2,080)
Net Cash Applied to Financing Activities	(1,682,862)	(1,577,569)

Net Change in Cash and Cash Equivalents	(2,080,750)	(2,829,933)
Cash and Cash Equivalents at Beginning of Year	7,299,224	10,129,157
Cash and Cash Equivalents at End of Year	$5,218,474	$7,299,224

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$55,773	$29,873
Income Taxes Paid, Net of Income Tax Refunds	$425,510	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Net (Increase)/Decrease in Accounts Payable for Property, Plant and Equipment Additions	$304,210	$(218,826)

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
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

During 2023, the Company changed its presentation method on the statement of cash flows from the direct method to the indirect method. The indirect method is predominantly used in practice, provides a useful link to income statements and balance sheets, is more familiar to financial statement users and is the less costly approach to prepare. The Company has recast the Consolidated Statements of Cash Flows and related disclosures for the period ended December 31, 2022, to conform to the indirect presentation method in the current period.

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

Non-Controlling Interests

When the Company consolidates an entity, 100% of the assets, liabilities, revenues and expenses of the subsidiary are included in the consolidated financial statements. For those consolidated entities in which the Company’s ownership is less than 100%, the Company records a non-controlling interest as a component of equity on the consolidated balance sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income

(loss) attributable to non-controlling interest on the consolidated statements of operations. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity. See Note 7 for additional details on non-controlling interests.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

Marketable Securities:

The Company classifies its debt and marketable equity securities in one of two categories: equity or available-for-sale. Equity securities are bought and held principally for the purposes of selling them in the near term. All other securities are classified as available-for-sale debt securities. Equity securities and available-for-sale debt securities are recorded at fair value. Unrealized gains and losses on equity securities are reported in current earnings. Unrealized gains and losses on available-for-sale debt securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the consolidated financial statements. There were no significant, cumulative unrealized gains or losses on available-for-sale debt securities as of December 31, 2023 or 2022.

Equity Method and Other Investments:

The Company accounts for its non-marketable investments in limited liability companies on the equity method if ownership allows the Company to exercise significant influence.

Other investments, without readily determinable fair values, that are not accounted for under the equity method are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management reviews our other investments and the underlying projects and activity periodically and assesses the need for any impairment. Management does not believe any investments need to be impaired at December 31, 2023 or 2022. See Note 6 for additional information on investments.

Receivables and Revenue Recognition

Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred. Sales are to credit-worthy major energy purchasers with payments generally received within 60 days of transportation from the well site. Historically, the Company has had little, if any, uncollectible receivables; therefore, an allowance for credit losses has not been provided.

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when the Company has no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month, as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. A portion of oil and gas sales recorded in the consolidated statements of operations are the result of estimated volumes and pricing for oil and gas products not yet received for the year. For the years ending December 31, 2023 and 2022, that estimate represented approximately $977,894 and $1,142,304, respectively, of accrued oil and gas sales included in the consolidated statements of operations.

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

The Company’s disaggregated revenue has two primary revenue sources which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Year Ended December 31,
	2023	2022
Oil Sales	$10,037,559	$9,976,153
Natural Gas Sales	2,155,986	4,342,725
Miscellaneous Oil and Gas Product Sales	296,502	550,341
	$12,490,047	$14,869,219

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions as of December 31, 2023 and 2022. The federal income tax returns for 2020, 2021 and 2022 are subject to examination. See Note 5 for discussion of income taxes.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2023 and 2022, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company’s receivables relate primarily to sales of oil and natural gas to purchasers with operations in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming. The Company had one purchaser in 2023 whose total purchases were 11% of total oil and gas sales and two purchasers in 2022 whose purchases were 35% of total oil and gas sales.

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

Asset Retirement Obligation

The Company records the fair value of its estimated liability to retire its oil and natural gas producing properties in the period in which it is incurred (typically the date of first sales). The estimated liability is calculated by obtaining current estimated plugging costs from the well operators, inflating it over the life of the property and discounting the estimated obligation to its present value. Current year inflation rate used is 4.08%. When the liability is first recorded, a corresponding increase in the carrying amount of the related long-lived asset is also recorded. Subsequently, the asset is amortized to expense over the life of the property and the liability is increased annually for the change in its present value. Current year discount rate used is 3.25%.

The following table summarizes the asset retirement obligation for 2023 and 2022:

	2023	2022
Beginning balance at January 1	$2,809,257	$2,359,826
Liabilities incurred	22,482	443,391
Liabilities settled (wells sold or plugged)	(33,015)	(79,405)
Accretion expense	72,885	60,236
Revision to estimate	(305,241)	25,209
Ending balance at December 31	$2,566,368	$2,809,257

New Accounting Pronouncements

On December 14, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid:

•The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes
•The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received)
•Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign
•Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign

The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

	Shares Issued	Shares of Treasury Stock	Shares Outstanding
January 1, 2022, $.50 par value stock, 200,000 shares authorized	184,735	28,562	156,173
Purchase of stock	—	16	(16)

December 31, 2022, $.50 par value stock, 200,000 shares authorized	184,735	28,578	156,157
Purchase of stock	—	461	(461)

December 31, 2023, $.50 par value stock, 200,000 shares authorized	184,735	29,039	155,696

Note 4 – MARKETABLE SECURITIES

At December 31, 2023, available-for-sale debt securities, consisting entirely of U.S. government securities, were due within one year or less by contractual maturity.

For equity securities, in 2023 the Company recorded realized losses of $248,329 and unrealized gains of $363,932. In 2022 the Company recorded realized losses of $350,469 and unrealized losses of $1,284,771.

Note 5 – INCOME TAXES
Components of deferred taxes are as follows:

	December 31,
	2023	2022
Assets:
Payables	$19,850	$22,647
Net Leasehold Reserves	162,128	84,641
Long-Lived Asset Impairment	1,336,249	967,774
Deferred Geological and Geophysical Expense	34,790	71,987
Unrealized Equity Securities and Capital Gains	198,875	148,984
Asset Retirement Obligation	404,401	376,911
Total Assets	2,156,293	1,672,944
Liabilities:
Receivables	205,358	239,884
Intangible Drilling Costs	2,028,594	1,951,662
Depletion and Depreciation	811,686	864,746
Investments	220,652	198,995
Other	109,514	37,252
Total Liabilities	3,375,804	3,292,539
Net Deferred Tax Liability	$(1,219,511)	$(1,619,595)

The following table summarizes the current and deferred portions of income tax provision/(benefit):

	Year Ended December 31,
	2023	2022
Current Tax Provision/(Benefit):
Federal	$224,976	$3,812
State	3,707	437
Total Current Provision	228,683	4,249
Deferred Tax Provision/(Benefit)	(400,084)	1,068,275
Total Provision/(Benefit)	$(171,401)	$1,072,524

The total income tax provision/(benefit) expressed as a percentage of income before income tax was 66% for 2023 and 21% for 2022. These amounts differ from the amounts computed by applying the statutory U.S. federal enacted income tax rate of 21% for 2023 and 2022 as summarized in the following reconciliation:

	Year Ended December 31,
	2023	2022
Computed Federal Tax Provision (Benefit):	$(54,796)	$1,059,585
Increase (Decrease) in Tax from:
Allowable Depletion in Excess of Basis	(61,358)	(76,317)
Prior Year Provision Adjustments	(36,746)	109,438
Dividend Received Deduction	(6,110)	(18,286)
State Income Tax Provision	3,707	437
Other	(16,098)	(2,333)
Income Tax Provision/(Benefit)	$(171,401)	$1,072,524
Effective Tax Rate	66%	21%

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

Note 6 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTEES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $44,716 and $41,196 for 2023 and 2022, respectively. The Company’s investment in Broadway 68 totaled $123,901 and $115,093 at December 31, 2023 and 2022, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired March 29, 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,075,782 and $1,080,465 at December 31, 2023 and 2022, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a $860,000 development loan that matures July 15, 2025 and 20% of a $585,000 construction loan that matures March 9, 2027. The Company’s investment in QSN totaled $307,325 and $284,249 at December 31, 2023 and 2022, respectively. The Company does not anticipate the need to perform on the guarantees of the loans.

Stott’s Mill (“Stott’s Mill”), with a 50% ownership, was acquired in May 2022. Stott’s Mill consists of two residential lots in a developing subdivision located in Basalt, CO. The Company’s investment in Stott’s Mill totaled $708,179 and $688,575 at December 31, 2023 and 2022, respectively.

Victorum BRH2 Investment, LLC (“BRH2”), with a 16.30% ownership, was acquired in August 2021. BRH2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BRH2 totaled $301,442 and $300,754 at December 31, 2023 and 2022, respectively.

Victorum BRH3 Investment, LLC (“BRH3”), with a 27.27% ownership, was acquired in November 2022. BRH2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company’s investment in BRH3 totaled $302,161 and $301,261 at December 31, 2023 and 2022, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $77,377 at December 31, 2023 and 2022.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2020. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at December 31, 2023 and 2022.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $311,958 and $460,000 at December 31, 2023 and 2022, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 13 acres. The Company’s investment in OKC totaled $67,482 and $82,482 at December 31, 2023 and 2022, respectively.

Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The accumulated costs of the land totaled $2,171,828 at December 31, 2023. See Note 7 for information related to Grand Woods.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. The Company’s investment in VCC special purpose investment vehicles totaled $357,259 at December 31, 2023, and 2022.

VCC Venture Fund I, LP (“VCC Venture”), serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $93,750 and $31,250 at December 31, 2023 and 2022, respectively. The balance at December 31, 2023 represents 37.5% of the Company’s capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company committed to a $1,000,000 investment in Cortado II-A on June 20, 2023. The Company’s investment in Cortado II-A totaled $500,000 at December 31, 2023, which represents 50% of the Company's capital commitment.

Note 7 – NON-CONTROLLING INTERESTS AND VARIABLE INTEREST ENTITIES

TWS and Grand Woods are accounted for as consolidated VIEs. The Company owns an 80.37% interest in Grand Woods in the form of 47.08 Class A units and 546,735 Class C units, with the remaining non-controlling member interests held by other members, including 8.72% owned by executive officers of the Company. Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. Grand Woods was initially acquired as an investment in 2015.

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

The following tables present the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of December 31, 2023 and 2022. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively. The assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	December 31, 2023
	Grand Woods	TWS	Total
Assets:
Cash	$138,690	$154,653	$293,343
Accounts Receivable	—	640	640
Other Investments (Land)	2,171,828	—	2,171,828
Total Current Assets	2,310,518	155,293	2,465,812
Other Property and Equipment, at cost	—	471,219	471,219
Less – Accumulated Depreciation	—	(168,274)	(168,274)
Other Property and Equipment, Net	—	302,945	302,945
Total Assets	$2,310,518	$458,238	$2,768,756

Liabilities:
Accounts Payable	$—	$398	$398
Note Payable, Current Portion	142,136	—	142,136
Total Current Liabilities	142,136	398	142,534
Note Payable, Less Current Portion	1,158,736	—	1,158,736
Total Liabilities	$1,300,872	$398	$1,301,270

	December 31, 2022
	Grand Woods	TWS	Total
Assets:
Cash	$24,050	$281,654	$305,704
Accounts Receivable	—	72,716	72,716
Other Investments (Land)	2,171,828	—	2,171,828
Total Current Assets	2,195,878	354,370	2,550,248
Other Property and Equipment, at cost	—	419,044	419,044
Less – Accumulated Depreciation	—	(92,278)	(92,278)
Other Property and Equipment, Net	—	326,766	326,766
Total Assets	$2,195,878	$681,136	$2,877,014

Liabilities:
Accounts Payable	$—	$58,742	$58,742
Note Payable, Current Portion	136,637	—	136,637
Total Current Liabilities	136,637	58,742	195,379
Note Payable, Less Current Portion	1,300,872	—	1,300,872
Total Liabilities	$1,437,509	$58,742	$1,496,251

Note 8 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,043 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at December 31, 2023 is $1,300,872, of which $142,136 is classified as current. Interest paid on the Note totaled $55,773 in 2023 and $29,873 in 2022. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guarantee of the Note prior to a sale of the underlying property.

Below is a schedule of future principal payments that we are obligated to make on the outstanding Note at December 31, 2023:

Years Ending December 31,	Principal Payments
2024	142,136
2025	148,155
2026	1,010,581
$1,300,872

Note 9 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

All the Company’s oil and gas operations are within the continental United States. In connection with its oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2023	2022
Acquisition of Properties:
Unproved	$2,778,208	$963,822
Proved	1,895,869	4,020,523
Exploration Costs	1,941,369	853,455
Development Costs	1,768,303	4,524,443
Asset Retirement Obligation	22,482	468,600

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

During 2023 and 2022, there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company’s assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, and where applicable, securities with similar maturity dates and interest rates.

At December 31, 2023 and 2022, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 year	$—	$2,220,901	$—
Equity Securities:
Domestic Equities	2,321,275	—	—
International Equities	130,005	—	—
Others	212,786	—	—
	$2,664,066	$2,220,901	$—

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 year	—	4,208,648	—
Equity Securities:
Domestic Equities	$1,720,410	$—	$—
International Equities	448,405	—	—
Others	134,144	—	—
	$2,302,959	$4,208,648	$—

Non-recurring Fair Value Measurements

The Company’s asset retirement obligation incurred annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred was $22,482 in 2023 and $443,391 in 2022 and was calculated using Level 3 inputs. See Note 2 for more information about this liability and the inputs used for calculating fair value.

The fair value of oil and gas properties used in estimating impairment losses of $2,393,015 for 2023 and $1,109,455 for 2022 were based on Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of operations in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

Fair Value of Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and dividends payable. As of December 31, 2023 and 2022, the historical cost of cash and cash equivalents, trade receivables, trade payables and dividends payable are considered representative of their respective fair values due to the short-term maturities of these items.

Note 11 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Year Ended December 31,
	2023	2022

Net Realized and Unrealized Gain/(Loss) on Equity Securities	$115,603	$(1,635,240)
Gain on Other Asset Sales	—	49,823
Interest Income	440,244	98,231
Dividend Income	58,193	264,035
Income from Other Investments	363,738	108,034
Miscellaneous Income and Expenses	(7,192)	(70,044)
Other Income/(Loss), Net	$970,586	$(1,185,161)

Note 12 – DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) savings plan to which both the Company and eligible employees may contribute. Company matching contributions are 100% of employee contributions up to 6% of annual salary. The Company’s share of expenses relating to these matching contributions was $61,454 for 2023, and $48,271 for 2022.

Note 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company is affiliated by common management and ownership with Lochbuie Limited Liability Company (“Lochbuie”) and Mesquite Minerals, Inc. ("Mesquite"). Mesquite was sold in 2022. The Company also owns or has owned interests in certain producing and non-producing oil and gas properties as tenants in common with the affiliates.

Lochbuie and Mesquite, prior to its sale in 2022, share facilities and employees including executive officers with the Company. The Company was reimbursed for services, facilities and miscellaneous business expenses incurred in 2023 in the amount of $172,949 for Lochbuie. Included in this amount is the affiliate's share of salaries. In 2023, the share of salaries paid by Lochbuie was $107,981. In 2022, reimbursements were $200,153 and $144,951 for Lochbuie and Mesquite, respectively. The share of salaries paid were $112,887 and $81,533 for Lochbuie and Mesquite, respectively.

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

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2023	2022
Oil and Condensate (Bbls)
Proved Developed Reserves:
Beginning of Year	765,994	357,274
Revisions of Previous Estimates	(170,142)	77,680
Extensions and Discoveries	74,183	74,737
Purchase of Reserves	—	337,387
Production	(104,138)	(81,084)
End of Year	565,897	765,994

Proved Developed Reserves:
Beginning of Year	765,994	357,274
End of Year	565,897	765,994

Gas (MCF)
Proved Developed Reserves:
Beginning of Year	3,077,205	2,668,082
Revisions of Previous Estimates	(608,967)	438,711
Extensions and Discoveries	472,154	170,312
Purchase of Reserves	—	216,030
Production	(504,915)	(415,930)
End of Year	2,435,477	3,077,205

Proved Developed Reserves:
Beginning of Year	3,077,205	2,668,082
End of Year	2,435,477	3,077,205

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)
Notes:

1.Estimates of royalty interests’ reserves, on properties in which the Company does not own a working interest, have not been included because the information required for the estimation of such reserves is not available. The Company’s share of production from its net royalty interests was 29,986 Bbls of oil and 263,849 MCF of gas for 2023 and 26,322 Bbls of oil and 295,242 MCF of gas for 2022.

2.The preceding table sets forth estimates of the Company’s proved oil and gas reserves, together with the changes in those reserves, as prepared by the Company’s engineer for 2023 and 2022. The Company engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

3.The Company emphasizes that the reserve volumes shown are estimates, which by their nature are subject to revision in the near term. The estimates have been made by utilizing geological and reservoir data, as well as actual production performance data available to the Company. These estimates are reviewed annually and are revised upward or downward as warranted by additional performance data. The Company’s engineer is not independent but strives to use an objective approach in calculating the Company’s working interest reserve estimates.

4.The Company’s internal controls relating to the calculation of its working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2023 summary reserve report was tested by comparison to 2023 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTEREST
OIL AND GAS RESERVES
(Unaudited)

	Year Ended December 31,
	2023	2022
Future Cash Inflows	$46,985,495	$87,815,597

Future Production and Development Costs	(24,793,198)	(38,477,835)

Future Asset Retirement Obligation	(3,196,694)	(3,719,370)

Future Income Tax Expense	(133,859)	(5,529,912)

Future Net Cash Flows	18,861,744	40,088,480

10% Annual Discount for Estimated Timing of Cash Flows	(5,563,580)	(16,182,590)

Standardized Measure of Discounted Future Net Cash Flows	$13,298,164	$23,905,890

Estimates of future net cash flows from the Company’s proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2022 and 2023, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS FROM
PROVED WORKING INTEREST RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2023	2022
Standardized Measure, Beginning of Year	$23,905,890	$8,839,459

Sales and Transfers, Net of Production Costs	(5,232,550)	(6,832,951)

Net Change in Sales and Transfer Prices, Net of Production Costs	(12,900,661)	6,904,759

Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	5,037,358	5,895,598

Revisions of Quantity Estimates	(3,250,921)	3,893,178

Accretion of Discount	1,631,935	1,203,372

Purchases of Reserves in Place	—	7,853,989

Net Change in Income Taxes	3,206,768	(2,562,318)

Net Change in Asset Retirement Obligation	(44,314)	468,599

Changes in Production Rates (Timing) and Other	944,659	(1,757,795)

Standardized Measure, End of Year	$13,298,164	$23,905,890

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a Smaller Reporting Company, Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting
Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
See Item 8, Note 13 to the consolidated financial statements. Information regarding the independence of our directors and other information called for by this Item is incorporated by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees billed to the Company by its independent registered public accounting firm is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits
The following documents are exhibits to this Form 10-K. Each document marked by an asterisk is filed electronically herewith.

Exhibit No.	Description
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

* Filed electronically herewith
Financial Statement Schedules
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
Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Eddy R. Ditzler
Kyle L. McLain (Chairman of the Board)	Eddy R. Ditzler (Director)
March 28, 2024	March 28, 2024

/s/ Marvin E. Harris, Jr.	/s/ William M. Smith
Marvin E. Harris, Jr. (Director)	William M. Smith (Director)
March 28, 2024	March 28, 2024