Form 10-Q
period 2024-03-31
RESERVE PETROLEUM CO
filed 2024-05-15
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2024, 154,779 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	March 31, 2024	December 31, 2023
Current Assets:
Cash and Cash Equivalents	$5,813,110	$5,218,474
Available-for-Sale Debt Securities	—	2,220,901
Equity Securities	2,764,073	2,664,066
Refundable Income Taxes	614,025	317,755
Accounts Receivable	2,184,635	2,366,663
Total Current Assets	11,375,843	12,787,859

Investments:
Equity Method Investments	2,810,745	2,818,790
Other Investments	5,553,553	5,332,553
Total Investments	8,364,298	8,151,343

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	4,906,773	3,403,051
Proved Properties	70,976,987	69,152,923
Oil and Gas Properties, Gross	75,883,760	72,555,974
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(58,070,746)	(57,622,564)
Oil and Gas Properties, Net	17,813,014	14,933,410
Other Property and Equipment, at Cost	833,681	820,965
Less – Accumulated Depreciation	(339,502)	(306,587)
Other Property and Equipment, Net	494,179	514,378
Total Property, Plant and Equipment, Net	18,307,193	15,447,788
Total Assets	$38,047,334	$36,386,990

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	March 31, 2024	December 31, 2023

Current Liabilities:
Accounts Payable	$1,182,001	$537,796
Other Current Liabilities	59,147	12,839
Note Payable, Current Portion	143,704	142,136
Total Current Liabilities	1,384,852	692,771

Long-Term Liabilities:
Asset Retirement Obligation	2,220,023	2,566,368
Deferred Tax Liability, Net	1,966,506	1,219,511
Note Payable, Less Current Portion	1,122,104	1,158,736
Total Long-Term Liabilities	5,308,633	4,944,615
Total Liabilities	6,693,485	5,637,386

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	32,949,074	32,212,066
Equity Before Treasury Stock	33,106,442	32,369,434
Less – Treasury Stock, at Cost	(1,946,547)	(1,820,527)
Total Equity Applicable to The Reserve Petroleum Company	31,159,895	30,548,907
Non-Controlling Interests	193,954	200,697
Total Equity	31,353,849	30,749,604
Total Liabilities and Equity	$38,047,334	$36,386,990
(1) At March 31, 2024 and December 31, 2023, includes approximately $3,130,642 and $2,768,756, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $1,310,615 and $1,301,270, respectively, of liabilities of consolidated variable interest entities for which creditors do have partial recourse to the general credit of the Company. For more information, see Note 5 – Non-Controlling Interest and Variable Interest Entities.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Revenues:
Oil and Gas Sales	$3,011,642	$2,935,441
Water Well Drilling Services	615,480	164,200
Total Operating Revenues	3,627,122	3,099,641

Operating Costs and Expenses:
Production	966,151	1,056,749
Exploration	159,199	374,348
Water Well Drilling Services	378,589	184,727
Depreciation, Depletion, Amortization and Valuation Provision	509,169	934,733
General, Administrative and Other	674,136	595,435
Total Operating Costs and Expenses	2,687,244	3,145,992
Income/(Loss) from Operations	939,878	(46,351)
Equity Income in Investees	23,541	31,656
Interest Expense	(16,788)	(16,953)
Other Income, Net	219,609	568,833
Income Before Income Taxes and Non-Controlling Interests	1,166,240	537,185
Income Tax Provision/(Benefit):
Current	(307,271)	11,534
Deferred	746,995	121,913
Total Income Tax Provision	439,724	133,447
Net Income	$726,516	$403,738
Less: Net Loss Attributable to Non-Controlling Interests	(10,492)	(8,921)
Net Income Attributable to Common Stockholders	$737,008	$412,659

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$4.75	$2.64
Cash Dividends Declared and/or Paid	$—	$—
Weighted Average Shares Outstanding, Basic	155,151	156,157

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended March 31, 2024
Balance as of December 31, 2023	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604
Net Income/(Loss)	—	—	737,008	—	(10,492)	726,516
Purchase of Treasury Stock	—	—	—	(126,020)	—	(126,020)
Contributions	—	—	—	—	3,749	3,749
Balance as of March 31, 2024	$92,368	$65,000	$32,949,074	$(1,946,547)	$193,954	$31,353,849

Three Months Ended March 31, 2023
Balance as of December 31, 2022	$92,368	$65,000	$33,828,418	$(1,749,858)	$149,434	$32,385,362
Net Income/(Loss)	—	—	412,659	—	(8,921)	403,738
Contributions	—	—	—	—	23,298	23,298
Balance as of March 31, 2023	$92,368	$65,000	$34,241,077	$(1,749,858)	$163,811	$32,812,398
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash Provided by/(Applied to) Operating Activities:
Net Income	$726,516	$403,738
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	509,169	934,733
Depreciation Attributable to TWS	18,973	18,154
Accretion of Asset Retirement Obligation	41,029	18,221
Expired Leases	6,265	(1,440)
Cash Distributions from Equity Method Investees	20,000	—
Gain on Equity Method and Other Investments	(6,905)	(256,966)
Net (Gain)/Loss on Equity Securities	(133,691)	(82,634)
Deferred Income Tax Expense	746,995	121,913
Change in Receivables	(114,242)	663,415
Change in Accounts Payable and Other Current Liabilities	(209,911)	(233,667)
Net Cash Provided by Operating Activities	$1,604,198	$1,585,467

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	$2,534,727	$1,151,965
Purchase of Available-for-Sale Debt Securities	(313,826)	(2,312,854)
Purchase of Property, Plant and Equipment	(2,880,762)	(847,636)
Purchase of Investments	(230,050)	(110,232)
Cash Distributions from Equity Method and Other Investments	4,000	320,998
Sale of Equity Securities	2,361,375	151,518
Purchase of Equity Securities	(2,327,691)	(556,029)
Net Cash Applied to Investing Activities	$(852,227)	$(2,202,270)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash Provided by/(Applied to) Financing Activities:
Purchase of Treasury Stock	(126,020)	—
Principal Payments on Note Payable	(35,064)	(33,835)
Capital Contributions from Non-Controlling Interests	3,749	23,298
Total Cash Applied to Financing Activities	(157,335)	(10,537)
Net Change in Cash and Cash Equivalents	594,636	(627,340)
Cash and Cash Equivalents, Beginning of Period	5,218,474	7,299,224
Cash and Cash Equivalents, End of Period	$5,813,110	$6,671,884

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$13,039	$14,268
Income Taxes Paid (Net of Refunds Received)	$(11,201)	$100

Supplemental Schedule of Noncash Investing and Financing Activities:
Net Increase in Accounts Payable for Property, Plant and Equipment Additions	$(900,424)	$(102,166)
Net Decreases in Asset Retirement Obligation	$387,374	$5,763
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 1 – BASIS OF PRESENTATION

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company engaged in oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming, a single business segment. The Company is also engaged in investments and joint ventures that are not significant business segments. The Company’s consolidated subsidiaries consist of Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company and wholly owned Trinity Water Services, LLC ("TWS"), an Oklahoma limited liability company. Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “its,” “our,” and “we” are to The Reserve Petroleum Company and its consolidated subsidiaries.

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

In 2023, the Company changed its presentation method on the statement of cash flows from the direct method to the indirect method. The indirect method is predominantly used in practice, provides a useful link to income statements and balance sheets, is more familiar to financial statement users and is the less costly approach to prepare. The Company has recast the Consolidated Statements of Cash Flows and related disclosures for the period ended March 31, 2023, to conform to the indirect presentation method in the current period.

When necessary, reclassifications that are not material to the consolidated financial statements are made to prior period financial information to conform to the current year presentation. These reclassifications had no impact on net income or retained earnings.

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (hereinafter the “2023 Form 10-K”).

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flow.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures. Under this ASU, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s “Chief Operating Decision Maker.” This ASU is effective for the Company beginning with our 2024 annual reporting and interim periods beginning in 2025. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flow.

In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flow.

Note 2 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the consolidated statements of income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the three months ended March 31, 2024 and 2023, that estimate represented $1,702,565 and $1,580,027, respectively, of oil and natural gas sales included in the consolidated statements of income.

The Company’s disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales.

The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended March 31,
	2024	2023
Oil Sales	$2,450,164	$2,344,037
Natural Gas Sales	514,345	535,401
Miscellaneous Oil and Gas Product Sales	47,133	56,003
	$3,011,642	$2,935,441

Note 3 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended March 31,
	2024	2023
Net Realized and Unrealized Gain, Equity Securities	$133,692	$82,635
Interest Income	70,000	113,818
Dividend Income	23,358	10,300
Income from Other Investments	14,284	309,697
Miscellaneous Income/(Expenses)	(21,725)	52,383
Other Income, Net	$219,609	$568,833

Note 4 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $11,179 and $11,200 during the three months ended March 31, 2024 and 2023, respectively. The Company’s investment in Broadway 68 totaled $141,146 and $123,901 at March 31, 2024, and December 31, 2023, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2022. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,071,571 and $1,075,782 at March 31, 2024, and December 31, 2023, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guarantied 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures July 25, 2024. The Company’s investment in QSN totaled $285,996 and $307,325 at March 31, 2024, and December 31, 2023, respectively. The Company does not anticipate the need to perform on the guaranties of the loans.

Stott's Mill, with a 50% ownership, was acquired in May 2023. Stott's Mill consists of two residential lots in a developing subdivision located in Basalt, Colorado. The Company’s investment in Stott's Mill totaled $708,429 and $708,179 at March 31, 2024, and December 31, 2023, respectively.

Victorum BRH2 Investment, LLC (“BRH2”), with a 16.3% ownership, was acquired in August 2021. BRH2 serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH2 totaled $301,442 at March 31, 2024, and December 31, 2023.

Victorum BRH3 Investment, LLC (“BRH3”), with a 27.27% ownership, was acquired in November 2023. BRH3 serves as a special purpose investment vehicle to hold an investment in Berry-Rock. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH3 totaled $302,161 at March 31, 2024, and December 31, 2023.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $73,377 and $77,377 at March 31, 2024, and December 31, 2023, respectively.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2020. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at March 31, 2024, and December 31, 2023.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2021. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $311,958 at March 31, 2024, and December 31, 2023.

Chilean Cobalt Corp. ("C3") is a publicly traded spin-off from Genlith. The Company owns 740,211 of S-1 Registered Shares of C3, representing less than 2% of outstanding shares, and entered into a twelve month lock-up agreement on May 11, 2023, whereby the Company agreed that it will not attempt to sell, transfer, or otherwise dispose of the Registered Shares, subject to a "trickle" into market, except at a rate not to exceed 30,000 shares per month on a non-cumulative basis. The Company's investment in C3 totaled $148,042 at March 31, 2024 and December 31, 2023.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City, and there is approximately 13 acres of land remaining. The Company’s investment in OKC totaled $67,482 at March 31, 2024, and December 31, 2023.

Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The accumulated costs of the land totaled $2,171,828 at March 31, 2024, and December 31, 2023. See Note 5 for information related to Grand Woods.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. The Company’s investment in VCC special purpose investment vehicles totaled $357,259 at March 31, 2024, and December 31, 2023.

VCC Venture Fund I, LP (“VCC Venture”), with less than 2% ownership, acquired in 2022, serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $93,750 at March 31, 2024, and December 31, 2023. The balance at March 31, 2024, represents 37.50% of the Company's capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, acquired in 2023, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company committed to a $1,000,000 investment in Cortado II-A. The Company’s investment in Cortado II-A totaled $500,000 at March 31, 2024, and December 31, 2023, which represents 50.00% of the Company's capital commitment.

Cypress MWC, LLC ("Cypress"), with 15% ownership, acquired in 2024, is a town home development in Midwest City, Oklahoma. The Company committed to a $750,000 investment in Cypress. The Company’s investment in Cypress totaled $225,000 at March 31, 2024, which represents 30.00% of the Company's capital commitment.

Note 5 – NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITIES

Grand Woods is accounted for as a consolidated VIE. The Company owns an 80.37% interest in Grand Woods in the form of 47.08 Class A units and 546,735 Class C units, with the remaining non-controlling interests held by other members, including 8.72% owned by executive officers of the Company. Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City.

The Company is the only guarantor of $1,200,000 of a note payable held by Grand Woods. See Note 6 for terms and guaranty of debt held by Grand Woods, which is included in the consolidated balance sheets. As a result of the Company’s guaranty of $1,200,000 of Grand Woods debt, the note holder has partial recourse to the Company for the consolidated VIE’s liabilities.

TWS is accounted for as a consolidated VIE. The Company entered into a Joint Venture Agreement ("the Agreement") with TWS South, LLC, a Texas limited liability company, on March 19, 2021, to form a water well drilling company where the Company would provide funding for equipment and operations, with TWS South, LLC providing industry expertise for operations and securing customers in the central Texas region. Equipment and vehicles totaling $330,000 were purchased by the Company and operating cash of $70,000 was made available to begin operations. The Agreement provided that the Company receive all net profits until a total of $300,000 plus 1.2 times any additional funding was reached. Since the effective date of the Agreement, the Company has contributed $1,160,000 toward the joint venture with losses totaling $315,269 as of March 31, 2024.
Subsequent Event:

The Agreement states that if net profits received by the Company do not reach $300,000 plus 1.2 times any additional funding within twelve months of the effective date, the Company has the right to terminate the Agreement. The Agreement also states that TWS South, LLC would devote substantially all time and attention to this joint venture. Following the discovery that TWS South, LLC breached the Agreement by assuming ownership and operating another drilling company, the Company terminated the Agreement on April 19, 2024. The Company is in the initial stages of determining treatment of the assets, and is evaluating all available information to determine the impact of the termination of the Agreement on the consolidated financial statements.

As of March 31, 2024, TWS South, LLC assets consisted of a drilling rig, various equipment and vehicles with net book value of $296,687 and accounts receivable of $536,568. The Company has contractual rights to those assets, or the proceeds from the sale of the assets per the Agreement. Management has performed an assessment of the assets and did not identify any indicators of impairment which would suggest that the recorded value of the TWS assets were potentially impaired.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of March 31, 2024, and December 31, 2023. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

The assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	March 31, 2024
	Grand Woods	TWS	Total
Assets:
Cash	$69,276	$56,283	$125,559
Accounts Receivable	—	536,568	536,568
Total Current Assets	69,276	592,851	662,127
Other Investments (Land)	2,171,828	—	2,171,828
Other Property and Equipment, at Cost	—	483,934	483,934
Less – Accumulated Depreciation	—	(187,247)	(187,247)
Other Property and Equipment, Net	—	296,687	296,687
Total Assets	$2,241,104	$889,538	$3,130,642

Liabilities:
Accounts Payable	$—	$44,807	$44,807
Note Payable, Current Portion	143,704	—	143,704
Total Current Liabilities	143,704	44,807	188,511
Note Payable, Less Current Portion	1,122,104	—	1,122,104
Total Liabilities	$1,265,808	$44,807	$1,310,615

	December 31, 2023
	Grand Woods	TWS	Total
Assets:
Cash	$138,690	$154,653	$293,343
Accounts Receivable	—	640	640
Total Current Assets	138,690	155,293	293,983
Other Investments (Land)	2,171,828	—	2,171,828
Other Property and Equipment, at Cost	—	471,219	471,219
Less – Accumulated Depreciation	—	(168,274)	(168,274)
Other Property and Equipment, Net	—	302,945	302,945
Total Assets	$2,310,518	$458,238	$2,768,756

Liabilities:
Accounts Payable	$—	$398	$398
Note Payable, Current Portion	142,136	—	142,136
Total Current Liabilities	142,136	398	142,534
Note Payable, Less Current Portion	1,158,736	—	1,158,736
Total Liabilities	$1,300,872	$398	$1,301,270

Note 6 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at March 31, 2024, and December 31, 2023, is $1,265,808 and $1,300,872, respectively, of which $143,704 is classified as current at March 31, 2024. Interest paid on the Note, in the three months ended March 31, 2024, and 2023 totaled $13,039 and $14,268, respectively. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guaranty of the Note.

Below is a schedule of future principal payments on the outstanding Note at March 31, 2024:

Years Ending December 31,	Principal Payments
2024	107,072
2025	148,155
2026	1,010,581
Total	$1,265,808

Note 7 – PROVISION FOR INCOME TAXES

In 2024 and 2023, the effective tax rate differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and natural gas properties.

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

Note 8 – ASSET RETIREMENT OBLIGATION

The Company records the fair value of its estimated liability to retire its oil and natural gas producing properties in the period in which it is incurred (typically the date of first sale). The estimated liability is calculated by obtaining current estimated plugging costs from the well operators and inflating it over the life of the property. Current year inflation rate used is 2.50%. When the liability is first recorded, a corresponding increase in the carrying amount of the related long-lived asset is also recorded. Subsequently, the asset is amortized to expense over the life of the property and the liability is increased annually for the change in its present value which is currently 7.50%.

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2023	$2,566,368
Revision to estimate	(387,374)
Accretion expense	41,029
Balance at March 31, 2024	$2,220,023

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

Level 3 – These assets include investments for which there is little, if any, market activity. These inputs require significant management judgement or estimation.

Recurring Fair Value Measurements

Certain assets of the Company are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, public Net Asset Values ("NAV") and where applicable, securities with similar maturity dates and interest rates. Level 3 assets use NAV as fair value.

At March 31, 2024, and December 31, 2023, the Company’s assets reported at fair value on a recurring basis using the three level valuation hierarchy are summarized as follows:

	March 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	1,840,193	—	—
International Equities	83,082	—	—
Others	—	—	750,000
	$1,923,275	$—	$750,000

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 Year	$—	$2,220,901	$—
Equity Securities:
Domestic Equities	2,321,275	—	—
International Equities	130,005	—	—
Others	212,786	—	—
	$2,664,066	$2,220,901	$—

The fair value hierarchy tables do not include investments that the Company has elected to use the NAV as a practical expedient to determine the fair value. These assets consist of a private business development fund classified under section 3(c)(7) of the Investment Company Act of 1940. Liquidity of is only attained through sales on the secondary market.

A reconciliation to the balance sheet equity securities is as follows:

	March 31, 2024	December 31, 2023
Level 1 Assets	1,923,275	2,664,066
Level 2 Assets	—	2,220,901
Level 3 Assets	750,000	—
Assets using NAV as a practical expedient, with a remaining commitment of $204,424	90,798	—
Total	$2,764,073	$4,884,967

The $750,000 in Level 3 assets in the fair value hierarchy tables using NAV that is published and used for current transactions as fair value consist of a private perpetual business development fund. Redemption terms include expected quarterly repurchase offers pursuant to a unit repurchase program of up to 5% of outstanding units, either by number of units or aggregate net asset value as of such quarter end.

A roll forward of the Company’s level 3 investments is as follows:

Balance
Three Months Ended March 31, 2024
Balance as of December 31, 2023	—
Purchases	750,000
Changes in unrealized gains included in Other Income, net	$—
Balance as of March 31, 2024	$750,000

Remaining Unfunded Commitments	$—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the three months ended March 31, 2024 or 2023. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

There were no impairment losses recorded on oil and gas assets in the three months ended March 31, 2024. Impairment losses recorded on oil and gas assets in the three months ended March 31, 2023 were $443,456. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

Fair Value of Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, and trade payables. At March 31, 2024, and December 31, 2023, the historical cost of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2023 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the consolidated balance sheets and the consolidated statements of cash flows in this Form 10-Q to supplement the following discussion. In the first three months of 2024, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operating activities of $1,604,198 in the three months ended March 31, 2024. The Company's cash provided by investing activities for the three months ended March 31, 2024 was $4,900,102 and consisted of sales of equity securities of $2,361,375, return on other investments of $4,000, and maturity of available-for-sale debt securities of $2,534,727. The Company's cash applied to investing activities for the three months ended March 31, 2024 was $5,752,329 and consisted of cash for the purchase of property of $2,880,762, cash for the purchase of equity securities of $2,327,691, cash for the purchase of equity method and other investments of $230,050, and cash for the purchase of available for sale debt securities of $313,826. The Company's cash applied to financing activities for the three months ended March 31, 2024 was $161,084 and consisted of cash paid of $126,020 for the purchase of treasury stock, and $35,064 in payments on the Grand Woods note payable. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $3,749. Cash and cash equivalents increased $594,636 (11%) to $5,813,110 at March 31, 2024, from $5,218,474 at December 31, 2023.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2023. A discussion of these items follows.

Equity securities increased $100,007 (4%) to $2,764,073 as of March 31, 2024, from $2,664,066 at December 31, 2023. The increase was the result of $33,684 in net purchases and a $133,691 net increase in market value.

Accounts receivable decreased $182,028 (8%) to $2,184,635 as of March 31, 2024, from $2,366,663 at December 31, 2023. This was primarily due to decreased oil and natural gas accruals as of March 31, 2024.

Refundable income taxes increased $296,270 (93%) to $614,025 as of March 31, 2024, from $317,755 at December 31, 2023, primarily resulting from an increase in deferred tax liabilities.

Accounts payable increased $644,205 (120%) to $1,182,001 as of March 31, 2024, from $537,796 at December 31, 2023, primarily due to increases of leasehold and intangible drilling costs for new wells.

Other current liabilities increased $46,308 (361%) to $59,147 as of March 31, 2024, from $12,839 at December 31, 2023, due to increases in accrued property taxes of $4,184, benefits payable of $26,591, and payroll taxes of $15,533.

Discussion of Significant Changes in the Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $1,604,198 in the three months ended March 31, 2024, an increase of $18,731 (1%) from cash provided by operations in the comparable period in 2023 of $1,585,467. For more information see “Operating Revenues” and “Other Income/(Loss)” below.

Cash applied to the purchase of property, plant and equipment in the three months ended March 31, 2024, was $2,880,762, an increase of $2,033,126 (240%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2023 of $847,636.

Cash applied to the purchase of available-for-sale debt securities in the three months ended March 31, 2024, was $313,826, with $2,312,854 in the comparable period in 2023. Cash provided by the maturity of available-for-sale debt securities in the three months ended March 31, 2024, was $2,534,727, with $1,151,965 in the comparable period in 2023. Cash applied to equity method and other investments in the three months ended March 31, 2024, was $230,050, an increase of $119,818 (109%) from cash applied in the comparable period of 2023 of $110,232.

Off-Balance Sheet Arrangements. The Company is a guarantor of 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures July 25, 2024 held by QSN Office Park, LLC. The Company is committed to a $250,000 investment in VCC Venture Fund I, LP, of which $93,750 (37.50%) is invested at March 31, 2024. The Company is committed to a $1,000,000 investment in Cortado Ventures Fund II-A, of which $500,000 (50.00%) is invested at March 31, 2024. The Company is committed to a $750,000 investment in Cypress MWC, LLC, of which $225,000 (30.00%) is invested at March 31, 2024. For more information about these entities and the related off-balance sheet arrangements, see Note 4 and Note 5 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2023 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2024

Net income increased $322,778 (80%) to $726,516 in the three months ended March 31, 2024, from $403,738 in the comparable period in 2023. Net income per share attributable to common stockholders, basic, increased $2.11 to $4.75 in the three months ended March 31, 2024, from $2.64 in the comparable period in 2023. A discussion of revenue from oil and natural gas sales and other significant line items in the consolidated statements of income follows.

Operating Revenues. Revenues from oil and natural gas sales increased $76,201 (3%) to $3,011,642 in the three months ended March 31, 2024, from $2,935,441 in the comparable period in 2023. The increase is due to an increase in oil sales of $106,127, a decrease in natural gas sales of $21,056, and a decrease in miscellaneous oil and natural gas product sales of $8,870. Revenues from water well drilling services increased $451,280 (275%) to $615,480 from $164,200 in the comparable period in 2023. The increase was due to the completion of a large commercial well project and several commercial and domestic water wells. On April 19, 2024, the Company terminated the joint venture agreement with TWS South, LLC due to a breach of the agreement. Due to the termination, there will be little if any future revenues from water well drilling operations. See Note 5 for details on the termination.

The $106,127 (5%) increase in oil sales to $2,450,164 in the three months ended March 31, 2024, from $2,344,037 in the comparable period in 2023 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 612 Bbls to 33,290 Bbls in the three months ended March 31, 2024, resulting in a positive volume variance of $43,899. The average price per Bbl increased $1.87 to $73.60 per Bbl in the three months ended March 31, 2024, from $71.73 per Bbl in the comparable period in 2023, resulting in a positive price variance of $62,228.

The $21,056 (4%) decrease in natural gas sales to $514,345 in the three months ended March 31, 2024, from $535,401 in the comparable period in 2023 was the result of an increase in the volume sold and a decrease in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold increased 45,075 MCF to 206,928 MCF in the three months ended March 31, 2024, from 161,853 MCF in the comparable period in 2023, resulting in a positive volume variance of $149,198. The average price per MCF decreased $0.82 to $2.49 per MCF in the three months ended March 31, 2024, from $3.31 per MCF in the comparable period in 2023, resulting in a negative price variance of $170,254.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $47,133 in the three months ended March 31, 2024, compared to $56,003 in the comparable period in 2023, primarily due to decreased prices.

The Company had water well drilling revenues of $615,480 in the three months ended March 31, 2024, related to water well drilling through TWS, with $164,200 in the comparable period in 2023. The increase was due to the completion of a large commercial well project and several commercial and domestic water wells completed in 2024.

Operating Costs and Expenses. Operating costs and expenses decreased $458,748 (15%) to $2,687,244 in the three months ended March 31, 2024, from $3,145,992 in the comparable period of 2023.

Production Costs. Production costs decreased $90,598 (9%) to $966,151 in the three months ended March 31, 2024, from $1,056,749 in the comparable period in 2023. Lease operating expenses decreased $109,512 (13%), due to higher workover costs in the comparable period in 2023. Gas deductions and other costs increased by $23,452 (35%). Gross production taxes decreased $4,538 (3%).

Exploration Costs. Exploration costs decreased $215,149 (57%) to $159,199 in the three months ended March 31, 2024, from $374,348 in the comparable period in 2023, primarily due to a decrease of $73,730 in geological and geophysical and other expenses, $146,244 in dry hole and plugging costs, and an increase of $4,825 in leasehold impairments.

Water Well Drilling Costs. Water well drilling costs increased $193,862 (105%) to $378,589 in the three months ended March 31, 2024, from $184,727 in the comparable period in 2023. These costs consist of contract labor, equipment rental and maintenance, fuel costs, and other operating supplies related to the drilling of water wells through TWS and increased due to a large commercial well completed in 2024.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A decreased $425,564 (46%) to $509,169 in the three months ended March 31, 2024, from $934,733 in the comparable period in 2023, primarily due to a decrease in long-lived assets impairments of $443,456 that occurred in 2023.

General, Administrative and Other (G&A). G&A increased $78,701 (13%) to $674,136 in the three months ended March 31, 2024, from $595,435 in the comparable period in 2023, primarily due to increases in salaries of $113,031, audit and tax fees of $32,867, and a net increase of $18,121 in all other G&A accounts, offset by decreases in consulting fees of $38,363 and information technology costs of $46,955.

Equity Income in Investees. Equity income in investees decreased $8,115 to $23,541 in the three months ended March 31, 2024, from $31,656 in the comparable period in 2023. Income was made up of income of $17,244 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $15,789 in Broadway Seventy-Two, LLC (“Broadway 72”), losses of $26,128 in QSN Office Park, LLC (“QSN”), and income of $16,636 from Victorum BRH2 Investment, LLC and Victorum BRH3 Investment, LLC. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income, Net. Other income, net decreased $349,224 (61%) to $219,609 in the three months ended March 31, 2024, from $568,833 in the comparable period in 2023. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision increased $306,277 (230%) to $439,724 in the three months ended March 31, 2024, from $133,447 in the comparable period in 2023, primarily due to net increases in deferred tax liabilities of $646,749 and net decreases in deferred tax assets of $100,246. Of the 2024 tax provision, the estimated current tax benefit was $307,271 and the estimated deferred tax provision was $746,995. Of the 2023 income tax provision, the estimated current tax provision was $11,534 and the estimated deferred tax provision was $121,913. See Note 7 to the accompanying consolidated financial statements for additional information on income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As of March 31, 2024, the Company was not party to, and its properties were not subject to, any material legal proceedings.

ITEM 1A.       RISK FACTORS

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2024	434	$160	434	$2,303,928
February 1 to February 29, 2024	348	$160	348	$2,250,240
March 1 to March 31, 2024	6	$160	6	$2,249,280
Total	788	$160	788
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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated a Rule 105-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation
S-K.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2024	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: May 15, 2024	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer