Form 10-Q
period 2024-06-30
RESERVE PETROLEUM CO
filed 2024-08-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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

As of August 8, 2024, 154,624 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	June 30, 2024	December 31, 2023
Current Assets:
Cash and Cash Equivalents	$3,152,651	$5,218,474
Available-for-Sale Debt Securities	—	2,220,901
Equity Securities	3,783,996	2,664,066
Refundable Income Taxes	306,554	317,755
Accounts Receivable	2,828,386	2,366,663
Total Current Assets	10,071,587	12,787,859

Investments:
Equity Method Investments	2,792,337	2,818,790
Other Investments	5,227,657	5,332,553
Total Investments	8,019,994	8,151,343

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	4,686,468	3,403,051
Proved Properties	72,609,344	69,152,923
Oil and Gas Properties, Gross	77,295,812	72,555,974
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(58,698,510)	(57,622,564)
Oil and Gas Properties, Net	18,597,302	14,933,410
Other Property and Equipment, at Cost	349,746	820,965
Less – Accumulated Depreciation	(166,199)	(306,587)
Other Property and Equipment, Net	183,547	514,378
Total Property, Plant and Equipment, Net	18,780,849	15,447,788
Total Assets	$36,872,430	$36,386,990

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	June 30, 2024	December 31, 2023

Current Liabilities:
Accounts Payable	$564,164	$537,796
Other Current Liabilities	56,694	12,839
Note Payable, Current Portion	145,178	142,136
Total Current Liabilities	766,036	692,771

Long-Term Liabilities:
Asset Retirement Obligation	2,261,636	2,566,368
Deferred Tax Liability, Net	1,937,963	1,219,511
Note Payable, Less Current Portion	1,085,347	1,158,736
Total Long-Term Liabilities	5,284,946	4,944,615
Total Liabilities	6,050,982	5,637,386

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	32,459,084	32,212,066
Equity Before Treasury Stock	32,616,452	32,369,434
Less – Treasury Stock, at Cost	(1,984,947)	(1,820,527)
Total Equity Applicable to The Reserve Petroleum Company	30,631,505	30,548,907
Non-Controlling Interests	189,943	200,697
Total Equity	30,821,448	30,749,604
Total Liabilities and Equity	$36,872,430	$36,386,990
(1) Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), Grand Woods Development, LLC ("Grand Woods") and Trinity Water Services, LLC ("TWS"), as further discussed in Note 5 – Non-Controlling Interest and Variable Interest Entities. As of June 30, 2024, total assets and liabilities of Grand Woods, which are included in the consolidated balance sheets, were $2,185,401 and $1,230,525, respectively, including $13,573 of cash. Grand Woods' note holder has partial recourse against the Company. As of June 30, 2024, total assets of TWS, which are included in the consolidated balance sheets, were $551,920, including $85,943 of cash. There were no TWS liabilities as of June 30, 2024.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues:
Oil and Gas Sales	$3,836,624	$2,707,455	$6,848,266	$5,642,896
Water Well Drilling Services	45,498	111,382	660,975	275,582
Total Operating Revenues	3,882,122	2,818,837	7,509,241	5,918,478

Operating Costs and Expenses:
Production	1,075,612	1,009,591	2,041,763	2,066,340
Exploration	168,876	199,221	328,075	573,569
Water Well Drilling Services	31,589	147,997	410,178	314,570
Depreciation, Depletion, Amortization and Valuation Provision	845,983	380,595	1,355,152	1,315,330
General, Administrative and Other	635,388	702,171	1,309,524	1,315,758
Total Operating Costs and Expenses	2,757,448	2,439,575	5,444,692	5,585,567

Income from Operations	1,124,674	379,262	2,064,549	332,911
Equity Income in Investees	33,817	26,977	57,358	58,633
Interest Expense	(16,625)	(17,096)	(33,413)	(34,049)
Other Income, Net	186,732	188,709	406,343	757,542
Income Before Income Taxes and Non-Controlling Interest	1,328,598	577,852	2,494,837	1,115,037
Income Tax Provision/(Benefit):
Current	308,070	(61,208)	799	(49,674)
Deferred	(28,543)	159,526	718,452	281,439
Total Income Tax Provision	279,527	98,318	719,251	231,765
Net Income	$1,049,071	$479,534	$1,775,586	$883,272
Less: Net Loss Attributable to Non-Controlling Interest	(7,813)	(7,629)	(18,306)	(16,550)
Net Income Attributable to Common Stockholders	$1,056,884	$487,163	$1,793,892	$899,822

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$6.83	$3.12	$11.58	$5.76
Cash Dividends Declared and/or Paid	$10.00	$10.00	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	154,751	156,089	154,951	156,123

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended June 30, 2024
Balance as of March 31, 2024	$92,368	$65,000	$32,949,074	$(1,946,547)	$193,954	$31,353,849
Net Income/(Loss)	—	—	1,056,884	—	(7,813)	1,049,071
Dividends Declared	—	—	(1,546,874)	—	—	(1,546,874)
Purchase of Treasury Stock	—	—	—	(38,400)	—	(38,400)
Contributions	—	—	—	—	3,802	3,802
Balance as of June 30, 2024	$92,368	$65,000	$32,459,084	$(1,984,947)	$189,943	$30,821,448

Six Months Ended June 30, 2024
Balance as of December 31, 2023	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604
Net Income/(Loss)	—	—	1,793,892	—	(18,306)	1,775,586
Dividends Declared	—	—	(1,546,874)	—	—	(1,546,874)
Purchase of Treasury Stock	—	—	—	(164,420)	—	(164,420)
Contributions	—	—	—	—	7,552	7,552
Balance as of June 30, 2024	$92,368	$65,000	$32,459,084	$(1,984,947)	$189,943	$30,821,448

Three Months Ended June 30, 2023
Balance as of March 31, 2023	$92,368	$65,000	$34,241,077	$(1,749,858)	$163,811	$32,812,398
Net Income/(Loss)	—	—	487,163	—	(7,629)	479,534
Dividends Declared	—	—	(1,560,704)	—	—	(1,560,704)
Purchase of Treasury Stock	—	—	—	(13,029)	—	(13,029)
Change in Non-Controlling Interests	—	—	—	—	25,806	25,806
Balance as of June 30, 2023	$92,368	$65,000	$33,167,536	$(1,762,887)	$181,988	$31,744,005

Six Months Ended June 30, 2023
Balance as of December 31, 2022	$92,368	$65,000	$33,828,418	$(1,749,858)	$149,434	$32,385,362
Net Income/(Loss)	—	—	899,822	—	(16,550)	883,272
Dividends Declared	—	—	(1,560,704)	—	—	(1,560,704)
Purchase of Treasury Stock	—	—	—	(13,029)	—	(13,029)
Change in Non-Controlling Interests	—	—	—	—	49,104	49,104
Balance as of June 30, 2023	$92,368	$65,000	$33,167,536	$(1,762,887)	$181,988	$31,744,005
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash Provided by/(Applied to) Operating Activities:
Net Income	$1,775,586	$883,272
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	1,355,152	1,315,330
Depreciation Attributable to TWS	18,973	36,584
Accretion of Asset Retirement Obligation	82,642	36,442
Cash Distributions from Equity Method Investees	97,750	16,274
Net (Gain)/Loss on Equity Method and Other Investments	261,627	(387,732)
Loss on Deconsolidation of TWS South LLC	296,717	—
Net Gain on Equity Securities	(867,502)	(137,230)
Deferred Income Tax Provision	718,452	281,439
Change in Receivables	(450,522)	357,444
Change in Accounts Payable and Other Current Liabilities	(366,027)	238,515
Other	(6,262)	(1,440)
Net Cash Provided by Operating Activities	$2,916,586	$2,638,898

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	$2,534,727	$4,478,841
Purchase of Available-for-Sale Debt Securities	(313,826)	(4,899,943)
Proceeds from Disposal of Property, Plant and Equipment	236,090	33,866
Purchase of Property, Plant and Equipment	(5,184,855)	(1,885,765)
Purchase of Investments	(380,070)	(432,434)
Cash Distributions from Other Investments	4,000	340,399
Sale of Equity Securities	2,441,691	305,781
Purchase of Equity Securities	(2,546,077)	(817,901)
Net Cash Applied to Investing Activities	$(3,208,320)	$(2,877,156)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash Provided by/(Applied to) Financing Activities:
Dividends Paid to Stockholders	$(1,546,874)	$(1,560,704)
Purchase of Treasury Stock	(164,420)	(13,029)
Payments of Note Payable	(70,347)	(67,704)
Capital Contributions from Non-Controlling Interests	7,552	49,104
Total Cash Applied to Financing Activities	(1,774,089)	(1,592,333)
Net Change in Cash and Cash Equivalents	(2,065,823)	(1,830,591)
Cash and Cash Equivalents, Beginning of Period	5,218,474	7,299,224
Cash and Cash Equivalents, End of Period	$3,152,651	$5,468,633

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$25,858	$28,501
Income Taxes Paid (Net of Refunds Received)	$(11,201)	$11,850

Supplemental Schedule of Noncash Investing and Financing Activities:
Net (Increase)/Decrease in Accounts Payable for Property, Plant and Equipment Additions	$(436,250)	$32,221
Net Decreases in Asset Retirement Obligation	$387,374	$5,793
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 1 – BASIS OF PRESENTATION

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company engaged in oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming, a single business segment. The Company is also engaged in investments that are not significant business segments. The Company’s consolidated entities consist of Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company and wholly owned Trinity Water Services, LLC ("TWS"), an Oklahoma limited liability company. Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “its,” “our,” and “we” are to The Reserve Petroleum Company and its consolidated subsidiaries.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of The Reserve Petroleum Company and variable interest entities (“VIEs”) in which the Company holds a controlling interest, reflecting ownership of a majority of the voting interest, as of the financial statement date. Additionally, the Company consolidates VIEs under certain criteria discussed further below. All intercompany accounts and transactions have been eliminated in consolidation.

In the period ended September 30, 2023, the Company changed its presentation method on the statement of cash flows from the direct method to the indirect method. The indirect method is predominantly used in practice, provides a useful link to income statements and balance sheets, is more familiar to financial statement users and is the less costly approach to prepare. The Company has recast the Consolidated Statements of Cash Flows and related disclosures for the period ended June 30, 2023, to conform to the indirect presentation method in the current period.

When necessary, reclassifications that are not material to the consolidated financial statements are made to prior period financial information to conform to the current year presentation. These reclassifications had no impact on net income or retained earnings.

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “2023 Form 10-K”).

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Variable Interest Entities

The Company decides at the inception of each arrangement whether an entity in which an investment is made or in which we have other variable interests is considered a VIE. Generally, an entity is a VIE if (1) the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, (2) the entity’s investors lack any characteristics of a controlling financial interest or (3) the entity was established with non-substantive voting rights. The Company consolidates VIEs when the Company is deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that both: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. If the Company is not deemed to be the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in such VIEs in accordance with applicable GAAP.

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

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flow.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures. Under this ASU, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s “Chief Operating Decision Maker.” This ASU is effective for annual reporting periods beginning after December 15, 2024 and interim periods beginning in 2025. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flow.

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

Note 2 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the consolidated statements of income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the six months ended June 30, 2024 and 2023, that estimate represented $1,719,886 and $1,748,836, respectively, of oil and natural gas sales included in the consolidated statements of income.

The Company’s disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil Sales	$3,136,719	$2,195,462	$5,586,883	$4,539,499
Natural Gas Sales	630,714	436,431	1,145,059	971,832
Miscellaneous Oil and Gas Product Sales	69,191	75,562	116,324	131,565
Total	$3,836,624	$2,707,455	$6,848,266	$5,642,896

Note 3 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Realized and Unrealized Gain, Equity Securities	$733,810	$54,596	$867,502	$137,231
Interest Income	58,725	121,748	128,725	235,566
Dividend Income	21,825	16,589	45,183	26,889
Loss on Deconsolidation of TWS South LLC	(296,717)	—	(296,717)	—
Impairment of Other Investments	(318,894)	—	(318,894)	—
Income from Other Investments	12,246	19,401	26,530	329,097
Miscellaneous Income/(Expenses)	(24,263)	(23,625)	(45,986)	28,759
Other Income, Net	$186,732	$188,709	$406,343	$757,542

Note 4 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $22,358 during the six months ended June 30, 2024 and 2023. The Company’s investment in Broadway 68 totaled $111,080 and $123,901 at June 30, 2024, and December 31, 2023, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2022. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,067,908 and $1,075,782 at June 30, 2024, and December 31, 2023, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guarantied 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures January 25, 2025. The Company’s investment in QSN totaled $308,526 and $307,325 at June 30, 2024, and December 31, 2023, respectively. The Company does not anticipate the need to perform on the guaranties of the loans.

Stott's Mill, with a 50% ownership, was acquired in May 2023. Stott's Mill consists of two residential lots in a developing subdivision located in Basalt, Colorado. The Company’s investment in Stott's Mill totaled $686,353 and $708,179 at June 30, 2024, and December 31, 2023, respectively.

Victorum BRH Investment, LLC (“BRH”), with a 15.06% ownership, was acquired in August 2021 and November 2023. BRH serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH totaled $618,470 and $603,603 at June 30, 2024, and December 31, 2023, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. In the period ended June 30, 2024, the Company determined that the investment met criteria for impairment based on a significant deterioration in the earnings performance and business prospects of the investee and recorded an impairment of $67,193. The Company’s investment in Bailey totaled $6,184 and $77,377 at June 30, 2024, and December 31, 2023, respectively.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2020. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at June 30, 2024, and December 31, 2023.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2021. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. In the period ended June 30, 2024, the Company determined that the investment met criteria for impairment based on a significant deterioration in the earnings performance and business prospects of the investee and recorded an impairment of $111,958. The Company’s investment in Genlith totaled $200,000 and $311,958 at June 30, 2024, and December 31, 2023, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City. In March 2023, OKC sold 10 acres, resulting in a gain of $290,000 for the Company. There was no basis adjustment in accordance with the sale and there is approximately 13 acres of land remaining. The Company’s investment in OKC totaled $67,482 at June 30, 2024, and December 31, 2023.

Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The accumulated costs of the land totaled $2,171,828 at June 30, 2024, and December 31, 2023. See Note 5 for information related to Grand Woods.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. In the period ended June 30, 2024, the Company determined that certain investments met criteria for impairment based on a significant deterioration in the earnings performance and business prospects of the investee and recorded an impairment of $139,743. The Company’s investment in VCC special purpose investment vehicles totaled $227,306 and $357,259 at June 30, 2024, and December 31, 2023, respectively.

VCC Venture Fund I, LP (“VCC Venture”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $125,000 and $93,750 at June 30, 2024, and December 31, 2023, respectively. The balance at June 30, 2024, represents 50% of the Company's capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company committed to a $1,000,000 investment in Cortado II-A on June 20, 2023. The Company’s investment in Cortado II-A totaled $600,000 and $500,000 at June 30, 2024, and December 31, 2023, respectively. The balance at June 30, 2024, represents 60.00% of the Company's capital commitment.

Cypress MWC, LLC ("Cypress"), with 15% ownership, acquired in 2024, is a town home development in Midwest City, Oklahoma. The Company committed to a $750,000 investment in Cypress. The Company’s investment in Cypress totaled $225,000 at June 30, 2024, which represents 30.00% of the Company's capital commitment.

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

TWS is accounted for as a consolidated VIE. TWS entered into a Joint Venture Agreement ("the Agreement") with TWS South, LLC ("TWS South"), a Texas limited liability company, on March 19, 2021, to form a water well drilling company where TWS would provide funding for equipment and operations, with TWS South providing industry expertise for operations and securing customers in the central Texas region. Equipment and vehicles totaling $330,000 were purchased by TWS South and operating cash of $70,000 was made available to begin operations. The Agreement provided that TWS receive all net profits until a total of $300,000 plus 1.2 times any additional funding was reached. Since the effective date of the Agreement, the Company has contributed a net of $1,150,000 toward the joint venture with losses totaling $598,080 as of June 30, 2024.
The Agreement states that if net profits received by the Company do not reach $300,000 plus 1.2 times any additional funding within twelve months of the effective date, the Company has the right to terminate the Agreement. The Agreement also states that TWS South would devote substantially all time and attention to this joint venture. Following the discovery that TWS South breached the Agreement by assuming ownership and operating another drilling company, the Company terminated the Agreement on April 19, 2024.

On the April 19, 2024 termination and deconsolidation date, TWS South balance sheet items consisted of a drilling rig, various equipment and vehicles with net book value of $296,717, accounts receivable of $465,977, cash of $89,812, and no liabilities. TWS South contributed its accounts receivable and $85,943 in cash to TWS and the Company is in ongoing negotiations with TWS South to reach a settlement for the breach of the Agreement. Management has performed an assessment of the assets and did not identify any indicators of impairment. TWS South holds title to each of the vehicles, with TWS as lienholder. TWS is also lienholder on the drilling rig, which is registered as machinery in Texas to TWS South. The equipment and vehicles are no longer consolidated as of the April 19, 2024 termination date. Deconsolidation of TWS South resulted in a loss of $296,717, which is recorded in Other Income, Net on the consolidated income statement. The Company will record any additional consideration once a settlement has been reached, which may reduce the loss recorded in future periods.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of June 30, 2024, and December 31, 2023. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

Assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	June 30, 2024
	Grand Woods	TWS	Total
Assets:
Cash	$13,573	$85,943	$99,516
Accounts Receivable	—	465,977	465,977
Total Current Assets	13,573	551,920	565,493
Other Investments (Land)	2,171,828	—	2,171,828
Total Assets	$2,185,401	$551,920	$2,737,321

Liabilities:
Note Payable, Current Portion	145,178	—	145,178
Total Current Liabilities	145,178	—	145,178
Note Payable, Less Current Portion	1,085,347	—	1,085,347
Total Liabilities	$1,230,525	$—	$1,230,525

	December 31, 2023
	Grand Woods	TWS	Total
Assets:
Cash	$138,690	$154,653	$293,343
Accounts Receivable	—	640	640
Total Current Assets	138,690	155,293	293,983
Other Investments (Land)	2,171,828	—	2,171,828
Other Property and Equipment, at Cost	—	471,219	471,219
Less – Accumulated Depreciation	—	(168,274)	(168,274)
Other Property and Equipment, Net	2,171,828	302,945	2,474,773
Total Assets	$4,482,346	$458,238	$4,940,584

Liabilities:
Accounts Payable	$—	$398	$398
Note Payable, Current Portion	142,136	—	142,136
Total Current Liabilities	142,136	398	142,534
Note Payable, Less Current Portion	1,158,736	—	1,158,736
Total Liabilities	$1,300,872	$398	$1,301,270

Note 6 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at June 30, 2024, and December 31, 2023, is $1,230,525 and $1,300,872, respectively, of which $145,178 is classified as current at June 30, 2024. Interest paid on the Note, in the six months ended June 30, 2024 and 2023 totaled $25,858 and $28,501, respectively. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guaranty of the Note.

Below is a schedule of future principal payments on the outstanding Note at June 30, 2024:

Years Ending December 31,	Principal Payments
2024	71,789
2025	148,155
2026	1,010,581
Total	$1,230,525

Note 7 – PROVISION FOR INCOME TAXES

In 2024 and 2023, the effective tax rates differed from the statutory rate, primarily as a result of allowable depletion for tax purposes in excess of the cost basis in oil and natural gas properties.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2023	$2,566,368
Revision to estimate	(387,374)
Accretion expense	82,642
Balance at June 30, 2024	$2,261,636

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

At June 30, 2024, and December 31, 2023, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$2,808,536	$—	$—
International Equities	95,178	—	—
Others	—	—	758,756
Total	$2,903,714	$—	$758,756

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 Year	$—	$2,220,901	$—
Equity Securities:
Domestic Equities	2,321,275	—	—
International Equities	130,005	—	—
Others	212,786	—	—
Total	$2,664,066	$2,220,901	$—

The fair value hierarchy tables do not include investments where the Company has elected to use the NAV as a practical expedient to determine the fair value. These assets consist of a private business development fund classified under section 3(c)(7) of the Investment Company Act of 1940. Liquidity is only attained through sales on the secondary market.

A reconciliation to the balance sheet equity securities is as follows:

	June 30, 2024	December 31, 2023
Level 1 Assets	$2,903,714	$2,664,066
Level 2 Assets	—	2,220,901
Level 3 Assets	758,756	—
Assets using NAV as a practical expedient, with a remaining commitment of $204,424	121,526	—
Total	$3,783,996	$4,884,967

The $758,756 in Level 3 assets in the fair value hierarchy tables using NAV that is published and used for current transactions as fair value consist of a private perpetual business development fund. Redemption terms include expected quarterly repurchase offers pursuant to a unit repurchase program of up to 5% of outstanding units, either by number of units or aggregate net asset value as of such quarter end.

A roll forward of the Company’s level 3 investments is as follows:

Balance
Three Months Ended June 30, 2024
Balance as of December 31, 2023	$—
Purchases	761,897
Changes in Unrealized Gain/(Loss) included in Other Income, net	(3,141)
Balance as of June 30, 2024	$758,756

Remaining Unfunded Commitments	$—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the six months ended June 30, 2024 or 2023. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

There were no Impairment losses recorded on oil and gas assets in the six months ended June 30, 2024. Impairment losses recorded on oil and gas assets in the six months ended June 30, 2023 were $443,456. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

Fair Value of Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, and trade payables. At June 30, 2024, and December 31, 2023, the historical cost of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term liquidity or maturities of these items.

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

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 3 of the 2023 Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the consolidated balance sheets and the consolidated statements of cash flows in this Form 10-Q to supplement the following discussion. In the first six months of 2024, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operating activities of $2,916,586 in the six months ended June 30, 2024. The Company had sales of equity securities of $2,441,691, cash provided by property dispositions of $236,090, distributions from other investments of $4,000, and maturity of available-for-sale debt securities of $2,534,727 for total cash provided by investing activities of $5,216,508. The Company utilized cash for the purchase of property of $5,184,855, the purchase of equity securities of $2,546,077, purchase of investments of $380,070, and purchase of available-for-sale debt securities of $313,826 for cash applied to investing activities of $8,424,828. The Company paid $1,546,874 in stockholder dividends, $164,420 for the purchase of treasury stock, and $70,347 in payments on the Grand Woods note payable, for total cash applied to financing activities of $1,781,641. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $7,552. Cash and cash equivalents decreased $2,065,823 (40%) to $3,152,651 at June 30, 2024, from $5,218,474 at December 31, 2023.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2023. A discussion of these items follows.

Equity securities increased $1,119,930 (42%) to $3,783,996 as of June 30, 2024, from $2,664,066 at December 31, 2023. The increase resulted from $104,386 in net purchases, reclassification of $148,042 in cost basis for Chilean Cobalt Corp. ("C3") from Other Investments. This was a result of an Initial Public Offering on April 29, 2024. We also had $867,502 net increases in market value, including a $777,222 unrealized gain on C3.

Accounts receivable increased $461,723 (20%) to $2,828,386 as of June 30, 2024, from $2,366,663 at December 31, 2023, resulting from increases in trade and other accounts receivable of $249,135, primarily related to the increase in TWS water well drilling receivables, and oil and gas receivables of $212,588, primarily due to increased volumes on expected production accrued.

Accounts payable increased $26,368 (5%) to $564,164 as of June 30, 2024, from $537,796 at December 31, 2023, primarily due to timing differences in the processing of accounts payable.

Other current liabilities increased $43,855 (342%) to $56,694 as of June 30, 2024, from $12,839 at December 31, 2023, due to an increase of $37,846 in payroll taxes resulting from bringing payroll in-house and changed timing of payroll tax remittance, and an increase in state income and accrued property taxes of $6,009.

Discussion of Significant Changes in the Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $2,916,586 in the six months ended June 30, 2024, an increase of $277,688 (11%) from cash provided by operations in the comparable period in 2023 of $2,638,898. For more information see “Operating Revenues” and “Other Income, Net” below.

Cash applied to the purchase of property, plant and equipment in the six months ended June 30, 2024, was $5,184,855, an increase of $3,299,090 (175%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2023 of $1,885,765. See the subheading “Exploration Costs” in the “Results of Operations” section below for additional information.

Cash applied to the purchase of available-for-sale debt securities in the six months ended June 30, 2024, was $313,826, a decrease of $4,586,117 (94%) from $4,899,943 in the comparable period in 2023. Cash provided by the maturity of available-for-sale debt securities in the six months ended June 30, 2024, was $2,534,727, a decrease of $1,944,114 (43%) from $4,478,841 in the comparable period in 2023. Cash applied to investments in the six months ended June 30, 2024, was $380,070, a decrease of $52,364 (12%) from cash applied in the comparable period of 2023 of $432,434.

Off-Balance Sheet Arrangements. The Company is a guarantor of 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures January 25, 2025 held by QSN Office Park, LLC. The Company is committed to a $250,000 investment in VCC Venture Fund I, LP, of which $125,000 (50%) is invested at June 30, 2024. The Company is committed to a $1,000,000 investment in Cortado Ventures Fund II-A, of which $600,000 (60%) is invested at June 30, 2024. The Company is committed to a $750,000 investment in Cypress MWC, LLC, of which $225,000 (30%) is invested at June 30, 2024. For more information about these entities and the related off-balance sheet arrangements, see Note 4 and Note 5 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2023 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2024

Net income attributable to common stockholders increased $894,070 (99%) to $1,793,892 in the six months ended June 30, 2024, from $899,822 in the comparable period in 2023. Net income per share attributable to common stockholders, basic, increased $5.82 to $11.58 in the six months ended June 30, 2024, from $5.76 in the comparable period in 2023. A discussion of revenue from oil and natural gas sales and other significant line items in the consolidated statements of income follows.

Operating Revenues. Revenues from oil and natural gas sales increased $1,205,370 (21%) to $6,848,266 in the six months ended June 30, 2024, from $5,642,896 in the comparable period in 2023. The increase is due to an increase in oil sales of $1,047,384, an increase in natural gas sales of $173,227, and a decrease in miscellaneous oil and natural gas product sales of $15,241.

The $1,047,384 (23%) increase in oil sales to $5,586,883 in the six months ended June 30, 2024, from $4,539,499 in the comparable period in 2023 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 9,173 Bbls to 72,674 Bbls in the six months ended June 30, 2024, resulting in a positive volume variance of $655,778. The average price per Bbl increased $5.39 to $76.88 per Bbl in the six months ended June 30, 2024, from $71.49 per Bbl in the comparable period in 2023, resulting in a positive price variance of $391,606.

The $173,227 (18%) increase in natural gas sales to $1,145,059 in the six months ended June 30, 2024, from $971,832 in the comparable period in 2023 was the result of an increase in the volume sold and a decrease in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold increased 84,016 MCF to 434,184 MCF in the six months ended June 30, 2024, from 350,168 MCF in the comparable period in 2023, resulting in a positive volume variance of $233,564. The average price per MCF decreased $0.14 to $2.64 per MCF in the six months ended June 30, 2024, from $2.78 per MCF in the comparable period in 2023, resulting in a negative price variance of $60,337.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $116,324 in the six months ended June 30, 2024, compared to $131,565 in the comparable period in 2023.

The Company had water well drilling revenues of $660,975 in the six months ended June 30, 2024, related to water well drilling through TWS, with $275,582 in the comparable period in 2023. The increase was due to the completion of a large commercial well project and several commercial and residential water wells completed in 2024. Water well drilling revenues ceased on the joint venture agreement termination date of April 19, 2024. See Note 5 for additional information on TWS.

Operating Costs and Expenses. Operating costs and expenses decreased $140,875 (3%) to $5,444,692 in the six months ended June 30, 2024, from $5,585,567 in the comparable period of 2023.

Production Costs. Production costs decreased $24,577 (1%) to $2,041,763 in the six months ended June 30, 2024, from $2,066,340 in the comparable period in 2023. Lease operating expenses decreased $208,079 (13%), primarily due to an increase in workovers in the comparable period in 2023. Hauling, compression, and other costs increased by $73,115 (38%). Gross production taxes increased $110,387 (36%) due to increased revenues from oil and natural gas sales in 2024.

Exploration Costs. Exploration costs decreased $245,494 (43%) to $328,075 in the six months ended June 30, 2024, from $573,569 in the comparable period in 2023, due to a decrease of $92,963 in geological and geophysical and other expenses, and $157,356 in dry hole and plugging costs, offset by an increase of $4,825 in leasehold impairments.

Water Well Drilling Costs. Water well drilling costs increased $95,608 (30%) to $410,178 in the six months ended June 30, 2024, from $314,570 in the comparable period in 2023. These costs consist of contract labor, equipment rental and maintenance, fuel costs, and other operating supplies related to the drilling of water wells through TWS. Water well drilling costs ceased on the joint venture agreement termination date of April 19, 2024. See Note 5 for additional information on TWS.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $39,822 (3%) to $1,355,152 in the six months ended June 30, 2024, from $1,315,330 in the comparable period in 2023, due to a decrease in long-lived assets impairments of $443,456 offset by a $483,278 net increase in depletion, depreciation, and amortization due to an increase in completions and production.

Equity Income in Investees. Equity income in investees decreased $1,275 (2%) to $57,358 in the six months ended June 30, 2024, from $58,633 in the comparable period in 2023. Income in the six months ended June 30, 2024, was made up of income of $11,929 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $32,126 in Broadway Seventy-Two, LLC (“Broadway 72”), income of $46,977 from Victorum BRH Investment, LLC, offset by losses of $11,599 in QSN Office Park, LLC (“QSN”), and $22,075 in Stott's Mill. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income, Net. Other income, net was $406,343 in the six months ended June 30, 2024, as compared $757,542 in the comparable period in 2023. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision increased $487,486 (210%) to $719,251 in the six months ended June 30, 2024, from $231,765 in the comparable period in 2023. Of the 2024 tax provision, estimated current tax provision was $799 and estimated deferred tax provision was $718,452. Of the 2023 income tax provision, the estimated current tax benefit was $49,674 and the estimated deferred tax provision was $281,439. See Note 7 to the accompanying consolidated financial statements for additional information on income taxes.

Results of Operations – Three Months Ended June 30, 2024

Net income attributable to common stockholders increased $569,721 (117%) to $1,056,884 in the three months ended June 30, 2024, from $487,163 in the comparable period in 2023. The significant changes in the consolidated statements of income are discussed below. Net income per share attributable to common stockholders, basic increased $3.71 to $6.83 in the three months ended June 30, 2024, from $3.12 in the comparable period in 2023.

Operating Revenues. Revenues from oil and gas sales increased $1,129,169 (42%) to $3,836,624 in the three months ended June 30, 2024, from $2,707,455 in the comparable period in 2023. The increase is due to an increase in oil sales of $941,257, an increase in natural gas sales of $194,283, and a decrease in miscellaneous oil and gas product sales of $6,371.

The $941,257 (43%) increase in oil sales to $3,136,719 in the three months ended June 30, 2024, from $2,195,462 in the comparable period in 2023 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 8,561 Bbls to 39,384 Bbls in the three months ended June 30, 2024, resulting in a positive volume variance of $609,800. The average price per Bbl increased $8.41 to $79.64 per Bbl in the three months ended June 30, 2024, from $71.23 per Bbl in the comparable period in 2023, resulting in a positive price variance of $331,457.

The $194,283 (45%) increase in natural gas sales to $630,714 in the three months ended June 30, 2024, from $436,431 in the comparable period in 2023 was the result of an increase in the volume sold and an increase in the average price per MCF. The volume of natural gas sold increased 38,941 MCF to 227,257 MCF in the three months ended June 30, 2024, from 188,316 MCF in the comparable period in 2023, resulting in a positive volume variance of $90,342. The average price per MCF increased $0.46 to $2.78 per MCF in the three months ended June 30, 2024, from $2.32 per MCF in the comparable period in 2023, resulting in a positive price variance of $103,941.

Operating Costs and Expenses. Operating costs and expenses increased $317,873 (13%) to $2,757,448 in the three months ended June 30, 2024, from $2,439,575 in the comparable period in 2023. The increase was the net result of an increase in production costs of $66,021; a decrease in exploration costs charged to expense of $30,345; a decrease in water well drilling costs of $116,408; an increase in DD&A of $465,388; and a decrease in G&A of $66,783.

Equity Income in Investees. Equity income in investees increased $6,840 to income of $33,817 in the three months ended June 30, 2024, from $26,977 in the comparable period in 2023. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income, Net. Other income, net decreased $1,977 in the three months ended June 30, 2024, to $186,732 from $188,709 in the comparable period in 2023. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision. Income tax provision increased $181,209 (184%) to $279,527 in the three months ended June 30, 2024, from $98,318 in the comparable period in 2023. Of the 2024 tax provision, estimated current tax provision was $308,070 and estimated deferred tax benefit was $28,543. Of the 2023 income tax provision, the estimated current tax benefit was $61,208 and the estimated deferred tax provision was $159,526. See discussions above in “Results of Operations” section and Note 7 to the accompanying consolidated financial statements for additional explanation of the changes in the provision for income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As of June 30, 2024, the Company was not party to, and its properties were not subject to, any material legal proceedings.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2024	120	$160	120	$2,230,080
May 1 to May 31, 2024	101	$160	101	$2,213,920
June 1 to June 30, 2024	19	$160	19	$2,210,880
Total	240	$160	240
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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During the six months ended June 30, 2024, none of our officers or directors adopted or terminated a Rule 105-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 14, 2024	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: August 14, 2024	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer