Form 10-Q
period 2024-09-30
RESERVE PETROLEUM CO
filed 2024-11-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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

As of November 8, 2024, 154,615 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	September 30, 2024	December 31, 2023
Current Assets:
Cash and Cash Equivalents	$3,729,992	$5,218,474
Available-for-Sale Debt Securities	—	2,220,901
Equity Securities	4,188,075	2,664,066
Refundable Income Taxes	370,006	317,755
Accounts Receivable, Net of Allowance for Credit Losses	2,342,087	2,366,663
Total Current Assets	10,630,160	12,787,859

Investments:
Equity Method Investments	2,769,164	2,818,790
Other Investments	5,227,657	5,332,553
Total Investments	7,996,821	8,151,343

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	4,935,013	3,403,051
Proved Properties	73,753,852	69,152,923
Oil and Gas Properties, Gross	78,688,865	72,555,974
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(59,019,759)	(57,622,564)
Oil and Gas Properties, Net	19,669,106	14,933,410
Other Property and Equipment, at Cost	348,270	820,965
Less – Accumulated Depreciation	(179,876)	(306,587)
Other Property and Equipment, Net	168,394	514,378
Total Property, Plant and Equipment, Net	19,837,500	15,447,788
Total Assets	$38,464,481	$36,386,990

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	September 30, 2024	December 31, 2023

Current Liabilities:
Accounts Payable	$47,086	$537,796
Other Current Liabilities	63,051	12,839
Note Payable, Current Portion	146,667	142,136
Total Current Liabilities	256,804	692,771

Long-Term Liabilities:
Asset Retirement Obligation	2,303,934	2,566,368
Deferred Tax Liability, Net	2,257,896	1,219,511
Note Payable, Less Current Portion	1,048,211	1,158,736
Total Long-Term Liabilities	5,610,041	4,944,615
Total Liabilities	5,866,845	5,637,386

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,220,121	32,212,066
Equity Before Treasury Stock	34,377,489	32,369,434
Less – Treasury Stock, at Cost	(1,993,427)	(1,820,527)
Total Equity Applicable to The Reserve Petroleum Company	32,384,062	30,548,907
Non-Controlling Interests	213,574	200,697
Total Equity	32,597,636	30,749,604
Total Liabilities and Equity	$38,464,481	$36,386,990
(1) Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), Grand Woods Development, LLC ("Grand Woods") and Trinity Water Services, LLC ("TWS"), as further discussed in Note 5 – Non-Controlling Interest and Variable Interest Entities. As of September 30, 2024, total assets and liabilities of Grand Woods, which are included in the consolidated balance sheets, were $2,270,134 and $1,194,878, respectively, including $98,306 of cash. Grand Woods' note holder has partial recourse against the Company. As of September 30, 2024, total assets of TWS, which are included in the consolidated balance sheets, were $85,410, all of which is cash. There were no TWS liabilities as of September 30, 2024.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Oil and Gas Sales	$3,874,796	$3,008,485	$10,723,062	$8,651,381
Lease Bonuses and Other	296,696	183,797	296,696	183,797
Water Well Drilling Services	—	109,424	660,978	385,006
Total Operating Revenues	4,171,492	3,301,706	11,680,736	9,220,184

Operating Costs and Expenses:
Production	1,041,694	1,094,178	3,083,457	3,160,518
Exploration	42,735	106,151	370,810	679,720
Water Well Drilling Services	563	373,657	410,741	688,227
Depreciation, Depletion, Amortization and Valuation Provision	469,753	483,731	1,824,905	1,799,061
General, Administrative and Other	1,037,631	578,135	2,347,154	1,893,893
Total Operating Costs and Expenses	2,592,376	2,635,852	8,037,067	8,221,419

Income from Operations	1,579,116	665,854	3,643,669	998,765
Equity Income in Investees	7,333	22,781	64,691	81,414
Interest Expense	(19,425)	(17,130)	(52,838)	(51,179)
Other Income, Net	433,378	92,479	839,718	850,021
Income Before Income Taxes and Non-Controlling Interest	2,000,402	763,984	4,495,240	1,879,021
Income Tax Provision/(Benefit):
Current	(69,438)	51,655	(68,639)	1,981
Deferred	319,933	94,820	1,038,385	376,259
Total Income Tax Provision	250,495	146,475	969,746	378,240
Net Income	$1,749,907	$617,509	$3,525,494	$1,500,781
Less: Net Loss Attributable to Non-Controlling Interest	(11,130)	(7,395)	(29,435)	(23,945)
Net Income Attributable to Common Stockholders	$1,761,037	$624,904	$3,554,929	$1,524,726

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$11.39	$4.01	$22.96	$9.77
Cash Dividends Declared and/or Paid	$—	$—	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	154,619	155,908	154,840	156,051

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended September 30, 2024
Balance as of June 30, 2024	$92,368	$65,000	$32,459,084	$(1,984,947)	$189,943	$30,821,448
Net Income/(Loss)	—	—	1,761,037	—	(11,130)	1,749,907
Purchase of Treasury Stock	—	—	—	(8,480)	—	(8,480)
Contributions	—	—	—	—	34,761	34,761
Balance as of September 30, 2024	$92,368	$65,000	$34,220,121	$(1,993,427)	$213,574	$32,597,636

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604
Net Income/(Loss)	—	—	3,554,929	—	(29,435)	3,525,494
Dividends Declared	—	—	(1,546,874)	—	—	(1,546,874)
Purchase of Treasury Stock	—	—	—	(172,900)	—	(172,900)
Contributions	—	—	—	—	42,312	42,312
Balance as of September 30, 2024	$92,368	$65,000	$34,220,121	$(1,993,427)	$213,574	$32,597,636

Three Months Ended September 30, 2023
Balance as of June 30, 2023	$92,368	$65,000	$33,167,536	$(1,762,887)	$181,988	$31,744,005
Net Income/(Loss)	—	—	624,904	—	(7,395)	617,509
Purchase of Treasury Stock	—	—	—	(33,000)	—	(33,000)
Contributions	—	—	—	—	3,245	3,245
Balance as of September 30, 2023	$92,368	$65,000	$33,792,440	$(1,795,887)	$177,838	$32,331,759

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$92,368	$65,000	$33,828,418	$(1,749,858)	$149,434	$32,385,362
Net Income/(Loss)	—	—	1,524,726	—	(23,945)	1,500,781
Dividends Declared	—	—	(1,560,704)	—	—	(1,560,704)
Purchase of Treasury Stock	—	—	—	(46,029)	—	(46,029)
Contributions	—	—	—	—	52,349	52,349
Balance as of September 30, 2023	$92,368	$65,000	$33,792,440	$(1,795,887)	$177,838	$32,331,759
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash Provided by/(Applied to) Operating Activities:
Net Income	$3,525,494	$1,500,781
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	1,824,905	1,799,061
Depreciation Attributable to TWS	18,973	56,177
Accretion of Asset Retirement Obligation	124,940	54,664
Cash Distributions from Equity Method Investees	134,332	24,000
Net (Gain)/Loss on Equity Method and Other Investments	253,313	(217,236)
Loss on Deconsolidation of TWS South, LLC	296,717	—
Net Gain on Equity Securities	(1,227,170)	(97,151)
Deferred Income Tax Provision	1,038,385	376,259
Change in Receivables	(27,675)	(506,444)
Change in Accounts Payable and Other Current Liabilities	(440,755)	148,604
Net Cash Provided by Operating Activities	$5,521,459	$3,138,715

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	$2,534,727	$6,054,655
Purchase of Available-for-Sale Debt Securities	(313,826)	(6,130,718)
Proceeds from Disposal of Property, Plant and Equipment	243,081	37,678
Purchase of Property, Plant and Equipment	(7,160,505)	(3,709,631)
Purchase of Investments	(385,165)	(632,106)
Cash Distributions from Other Investments	4,000	361,316
Sale of Equity Securities	2,649,885	724,472
Purchase of Equity Securities	(2,798,682)	(858,394)
Net Cash Applied to Investing Activities	$(5,226,485)	$(4,152,728)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash Provided by/(Applied to) Financing Activities:
Dividends Paid to Stockholders	$(1,546,874)	$(1,560,704)
Purchase of Treasury Stock	(172,900)	(46,029)
Payments of Note Payable	(105,994)	(101,922)
Capital Contributions from Non-Controlling Interests	42,312	52,349
Total Cash Applied to Financing Activities	(1,783,456)	(1,656,306)
Net Change in Cash and Cash Equivalents	(1,488,482)	(2,670,319)
Cash and Cash Equivalents, Beginning of Period	5,218,474	7,299,224
Cash and Cash Equivalents, End of Period	$3,729,992	$4,628,905

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$38,314	$42,386
Income Taxes Paid/(Refunded), Net	$(11,201)	$334,200

Supplemental Schedule of Noncash Investing and Financing Activities:
Net Increases in Accounts Payable for Property, Plant and Equipment Additions	$(257)	$(1,254,723)
Net Decreases in Asset Retirement Obligation	$387,374	$5,793
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 1 – BASIS OF PRESENTATION

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company engaged in oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming, a single business segment. The Company is also engaged in investments that are not significant business segments. The Company’s consolidated entities consist of Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company and Trinity Water Services, LLC ("TWS"), an Oklahoma limited liability company. Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “its,” “our,” and “we” are to The Reserve Petroleum Company and its consolidated entities.

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

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC (the “2023 Form 10-K”).

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

Non-Controlling Interests

When the Company consolidates an entity, 100% of the assets, liabilities, revenues and expenses of the entity are included in the consolidated financial statements. For those consolidated entities in which the Company’s ownership is less than 100%, the Company records a non-controlling interest as a component of equity on the consolidated balance sheets, which represents the third-party ownership in the net assets of the respective consolidated entity. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income (loss) attributable to non-controlling interest on the consolidated statements of income. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity. See Note 5 for additional details on non-controlling interests.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flow.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures. Under this ASU, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s “Chief Operating Decision Maker.” This ASU is effective for annual reporting periods beginning after December 15, 2024, and interim periods beginning in 2025. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial position, results of operations or cash flow.

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

Note 2 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the consolidated statements of income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the nine months ended September 30, 2024 and 2023, that estimate represented $2,787,041 and $1,686,369, respectively, of oil and natural gas sales included in the consolidated statements of income.

The Company’s disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil Sales	$3,153,936	$2,484,260	$8,740,819	$7,023,759
Natural Gas Sales	572,784	459,963	1,717,843	1,431,795
Miscellaneous Oil and Gas Product Sales	148,076	64,262	264,400	195,827
Total	$3,874,796	$3,008,485	$10,723,062	$8,651,381

Note 3 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Realized and Unrealized Gain/(Loss), Equity Securities	$359,668	$(40,080)	$1,227,170	$97,151
Gain on Other Asset Sales	37,924	—	37,924	—
Interest Income	38,101	112,568	166,826	348,133
Dividend Income	32,247	13,906	77,430	40,794
Loss on Deconsolidation of TWS South, LLC	—	—	(296,717)	—
Impairment of Other Investments	—	—	(318,894)	—
Income from Other Investments	12,165	20,917	38,695	350,014
Miscellaneous Income/(Expenses)	(46,727)	(14,832)	(92,716)	13,929
Other Income, Net	$433,378	$92,479	$839,718	$850,021

Note 4 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $33,537 and $35,606 during the nine months ended September 30, 2024 and 2023, respectively. The Company’s investment in Broadway 68 totaled $107,813 and $123,901 at September 30, 2024, and December 31, 2023, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,064,351 and $1,075,782 at September 30, 2024, and December 31, 2023, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guarantied 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures January 25, 2025. The Company’s investment in QSN totaled $308,632 and $307,325 at September 30, 2024, and December 31, 2023, respectively. The Company does not anticipate the need to perform on the guaranties of the loans.

Stott's Mill, with a 50% ownership, was acquired in May 2022. Stott's Mill consists of two residential lots in a developing subdivision located in Basalt, Colorado. The Company’s investment in Stott's Mill totaled $686,428 and $708,179 at September 30, 2024, and December 31, 2023, respectively.

Victorum BRH Investment, LLC (“BRH”), with a 15.06% ownership, was acquired in August 2021 and November 2022. BRH serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH totaled $601,940 and $603,603 at September 30, 2024, and December 31, 2023, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. Impairment losses based on a significant deterioration in the earnings performance and business prospects of the investee recorded in the nine months ended September 30, 2024 were $67,193. The Company’s investment in Bailey totaled $6,184 and $77,377 at September 30, 2024, and December 31, 2023, respectively.

Cloudburst International, Inc. (“Cloudburst”), with a 12.99% ownership, was acquired in 2019. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at September 30, 2024, and December 31, 2023.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. Impairment losses based on a significant deterioration in the earnings performance and business prospects of the investee recorded in the nine months ended September 30, 2024 were $111,958. The Company’s investment in Genlith totaled $200,000 and $311,958 at September 30, 2024, and December 31, 2023, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City. In March 2023, OKC sold 10 acres, resulting in a gain of $290,000 for the Company. There was no basis adjustment in accordance with the sale and there is approximately 13 acres of land remaining. The Company’s investment in OKC totaled $67,482 at September 30, 2024, and December 31, 2023.

Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The accumulated costs of the land totaled $2,171,828 at September 30, 2024, and December 31, 2023. See Note 5 for information related to Grand Woods.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. Impairment losses based on a significant deterioration in the earnings performance and business prospects of the investee recorded in the nine months ended September 30, 2024 were $139,743. The Company’s investment in VCC special purpose investment vehicles totaled $227,306 and $357,259 at September 30, 2024, and December 31, 2023, respectively.

VCC Venture Fund I, LP (“VCC Venture”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $125,000 and $93,750 at September 30, 2024, and December 31, 2023, respectively. The balance at September 30, 2024, represents 50.00% of the Company's capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company committed to a $1,000,000 investment in Cortado II-A on June 20, 2023. The Company’s investment in Cortado II-A totaled $600,000 and $500,000 at September 30, 2024, and December 31, 2023, respectively. The balance at September 30, 2024, represents 60.00% of the Company's capital commitment.

Cypress MWC, LLC ("Cypress"), with 15% ownership, acquired in 2024, is a town home development in Midwest City, Oklahoma. The Company committed to a $750,000 investment in Cypress. The Company’s investment in Cypress totaled $225,000 at September 30, 2024, which represents 30.00% of the Company's capital commitment.

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

TWS is accounted for as a consolidated VIE. TWS entered into a Joint Venture Agreement ("the Agreement") with TWS South, LLC ("TWS South"), a Texas limited liability company, on March 19, 2021, to form a water well drilling company where TWS would provide funding for equipment and operations, with TWS South providing industry expertise for operations and securing customers in the central Texas region. Equipment and vehicles totaling $330,000 were purchased by TWS South and operating cash of $70,000 was made available to begin operations. The Agreement provided that TWS receive all net profits until a total of $300,000 plus 1.2 times any additional funding was reached. Since the effective date of the Agreement, the Company has contributed $1,150,000 toward the joint venture with losses totaling $1,016,676 as of September 30, 2024. Due to the Agreement, TWS South was a consolidated VIE of TWS.
The Agreement stated that if net profits received by the Company did not reach $300,000 plus 1.2 times any additional funding within twelve months of the effective date, the Company had the right to terminate the Agreement. The Agreement also stated that TWS South would devote substantially all time and attention to the joint venture. Following the discovery that TWS South breached the Agreement by assuming ownership and operating another drilling company, the Company terminated the Agreement on April 19, 2024.

On the April 19, 2024 termination date, TWS South balance sheet items consisted of a drilling rig, various equipment and vehicles with net book value of $296,717, accounts receivable of $465,977, cash of $89,812, and no liabilities. TWS South paid its cash of $85,410 to TWS and agreed to pay TWS any additional funds collected from payments received on accounts receivable. TWS South holds title to each of the vehicles, with TWS as lienholder. TWS is also lienholder on the drilling rig, which is registered as machinery in Texas to TWS South. The equipment and vehicles are no longer consolidated as of the April 19, 2024 termination date. Deconsolidation of TWS South resulted in a loss of $296,717, which is recorded in Other Income, Net on the consolidated income statement.

In September 2024, the Company was notified of a breach of contract and negligence lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include Trinity Water Services, LLC, TWS South, LLC individually and d/b/a Trinity Water Solutions, LLC, and Gamblin Engineering Group, LLC, a third party engineering firm. The Plaintiff seeks relief in excess of $1,000,000 and intends for discovery to be conducted under Level 3 of Texas Rule of Civil Procedure 190.4 in Bell County, Texas. The facts of the case are in discovery and the Company does not have enough information to determine whether a contingent liability exists for TWS and there is no liability recorded. The lawsuit does, however, create significant uncertainty about the collectability of TWS South accounts receivable, therefore, an allowance for credit losses in the amount of $465,977 is recorded in Accounts Receivable on the Consolidated Balance Sheets, with a bad debt expense recorded in General, Administrative and Other on the Consolidated Income Statement. The Company will record additional consideration if received after any settlements are reached, which may reduce the loss recorded in future periods.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of September 30, 2024, and December 31, 2023. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

Assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	September 30, 2024
	Grand Woods	TWS	Total
Assets:
Cash	$98,306	$85,410	$183,716
Total Current Assets	98,306	85,410	183,716
Other Investments (Land)	2,171,828	—	2,171,828
Total Assets	$2,270,134	$85,410	$2,355,544

Liabilities:
Note Payable, Current Portion	146,667	—	146,667
Total Current Liabilities	146,667	—	146,667
Note Payable, Less Current Portion	1,048,211	—	1,048,211
Total Liabilities	$1,194,878	$—	$1,194,878

	December 31, 2023
	Grand Woods	TWS	Total
Assets:
Cash	$138,690	$154,653	$293,343
Accounts Receivable	—	640	640
Total Current Assets	138,690	155,293	293,983
Other Investments (Land)	2,171,828	—	2,171,828
Other Property and Equipment, at Cost	—	471,219	471,219
Less – Accumulated Depreciation	—	(168,274)	(168,274)
Other Property and Equipment, Net	—	302,945	302,945
Total Assets	$2,310,518	$458,238	$2,768,756

Liabilities:
Accounts Payable	$—	$398	$398
Note Payable, Current Portion	142,136	—	142,136
Total Current Liabilities	142,136	398	142,534
Note Payable, Less Current Portion	1,158,736	—	1,158,736
Total Liabilities	$1,300,872	$398	$1,301,270

Note 6 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at September 30, 2024, and December 31, 2023, is $1,194,878 and $1,300,872, respectively, of which $146,667 is classified as current at September 30, 2024. Interest paid on the Note, in the nine months ended September 30, 2024 and 2023 totaled $38,314 and $42,386, respectively. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guaranty of the Note.

Below is a schedule of future principal payments on the outstanding Note at September 30, 2024:

Years Ending December 31,	Principal Payments
2024	$36,142
2025	148,155
2026	1,010,581
Total	$1,194,878

Note 7 – PROVISION FOR INCOME TAXES

In 2024 and 2023, the effective tax rates differed from the statutory rate due to temporary differences in taxable and deductible items included in deferred taxes.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2023	$2,566,368
Revision to estimate	(387,374)
Accretion expense	124,940
Balance at September 30, 2024	$2,303,934

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

Recurring Fair Value Measurements

Certain assets of the Company are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, public Net Asset Values ("NAV") and where applicable, securities with similar maturity dates and interest rates. Level 3 assets use NAV as fair value. At September 30, 2024, and December 31, 2023, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$3,175,973	$—	$—
International Equities	97,962	—	—
Others	—	—	763,134
Total	$3,273,935	$—	$763,134

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 Year	$—	$2,220,901	$—
Equity Securities:
Domestic Equities	2,321,275	—	—
International Equities	130,005	—	—
Others	212,786	—	—
Total	$2,664,066	$2,220,901	$—

The fair value hierarchy tables do not include investments where the Company has elected to use the NAV as a practical expedient to determine the fair value. These assets consist of a private business development fund classified under section 3(c)(7) of the Investment Company Act of 1940. Liquidity is only attained through sales on the secondary market.

A reconciliation to the balance sheet equity securities is as follows:

	September 30, 2024	December 31, 2023
Level 1 Assets	$3,273,935	$2,664,066
Level 2 Assets	—	2,220,901
Level 3 Assets	763,134	—
Assets using NAV as a practical expedient, with a remaining commitment of $175,924	151,006	—
Total	$4,188,075	$4,884,967

The $763,134 in Level 3 assets in the fair value hierarchy tables using NAV that is published and used for current transactions as fair value consist of a private perpetual business development fund. Redemption terms include expected quarterly repurchase offers pursuant to a unit repurchase program of up to 5% of outstanding units, either by number of units or aggregate net asset value as of such quarter end.

A roll forward of the Company’s level 3 investments is as follows:

Balance
Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$—
Purchases	767,907
Changes in Unrealized Gain/(Loss) included in Other Income, net	(4,773)
Balance as of September 30, 2024	$763,134

Remaining Unfunded Commitments	$—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the nine months ended September 30, 2024 or 2023. See Note 8 above for more information about this liability and the inputs used for calculating fair value. Equity method and other investments are evaluated for impairment at each reporting period. Please see Note 4 for information related to impairment of investments.

There were no Impairment losses recorded on oil and gas assets in the nine months ended September 30, 2024. Impairment losses recorded on oil and gas assets in the nine months ended September 30, 2023 were $443,456. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

Fair Value of Other Financial Instruments

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, and trade payables. At September 30, 2024, and December 31, 2023, the historical cost of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term liquidity or maturities of these items.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q, and we undertake no obligation to update this information because of new information, future developments, or except as required by law. You are urged to carefully review and consider the disclosures made in this and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the consolidated balance sheets and the consolidated statements of cash flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2024, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operating activities of $5,521,459 in the nine months ended September 30, 2024. The Company had sales of equity securities of $2,649,885, cash provided by property dispositions of $243,081, distributions from other investments of $4,000, and maturity of available-for-sale debt securities of $2,534,727 for total cash provided by investing activities of $5,431,693. The Company utilized cash for the purchase of property of $7,160,505, the purchase of equity securities of $2,798,682, purchase of investments of $385,165, and purchase of available-for-sale debt securities of $313,826 for cash applied to investing activities of $10,658,178. The Company paid $1,546,874 in stockholder dividends, $172,900 for the purchase of treasury stock, and $105,994 in payments on the Grand Woods note payable, for total cash applied to financing activities of $1,825,768. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $42,312. Cash and cash equivalents decreased $1,488,482 (29%) to $3,729,992 at September 30, 2024, from $5,218,474 at December 31, 2023.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2023. A discussion of these items follows.

Equity securities increased $1,524,009 (57%) to $4,188,075 as of September 30, 2024, from $2,664,066 at December 31, 2023. The increase resulted from $148,797 in net purchases, reclassification of $148,042 in cost basis for Chilean Cobalt Corp. ("C3") from Other Investments resulting from an Initial Public Offering on April 29, 2024, and net increases in market value $1,227,170, including a $962,275 unrealized gain on C3.

Accounts receivable decreased $24,576 (1%) to $2,342,087 as of September 30, 2024, from $2,366,663 at December 31, 2023, resulting from decreases in trade and other accounts receivable of $57,165, primarily related to the decrease in TWS water well drilling receivables, and an increase of in oil and gas receivables of $32,589, primarily due to increased volumes on expected production accrued.

Accounts payable decreased $490,710 (91%) to $47,086 as of September 30, 2024, from $537,796 at December 31, 2023, primarily due to timing differences in the processing of accounts payable.

Other current liabilities increased $50,212 (391%) to $63,051 as of September 30, 2024, from $12,839 at December 31, 2023, due to an increase of $31,762 in payroll taxes resulting from the timing of payroll tax remittance, and an increase in state income and accrued property taxes of $18,450.

Discussion of Significant Changes in the Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $5,521,459 in the nine months ended September 30, 2024, an increase of $2,382,744 (76%) from cash provided by operations in the comparable period in 2023 of $3,138,715. For more information see “Operating Revenues” and “Other Income, Net” below.

Cash applied to the purchase of property, plant and equipment in the nine months ended September 30, 2024, was $7,160,505, an increase of $3,450,874 (93%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2023 of $3,709,631.

Cash applied to the purchase of available-for-sale debt securities in the nine months ended September 30, 2024, was $313,826, a decrease of $5,816,892 (95%) from $6,130,718 in the comparable period in 2023. Cash provided by the maturity of available-for-sale debt securities in the nine months ended September 30, 2024, was $2,534,727, a decrease of $3,519,928 (58%) from $6,054,655 in the comparable period in 2023. Cash applied to investments in the nine months ended September 30, 2024, was $385,165, a decrease of $246,941 (39%) from cash applied in the comparable period of 2023 of $632,106.

Off-Balance Sheet Arrangements. The Company is a guarantor of 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures January 25, 2025 held by QSN Office Park, LLC. The Company is committed to a $250,000 investment in VCC Venture Fund I, LP, of which $125,000 (50%) is invested at September 30, 2024. The Company is committed to a $1,000,000 investment in Cortado Ventures Fund II-A, of which $600,000 (60%) is invested at September 30, 2024. The Company is committed to a $750,000 investment in Cypress MWC, LLC, of which $225,000 (30%) is invested at September 30, 2024. The Company also has a commitment to purchase $175,924 of a private business development fund classified under section 3(c)(7) of the Investment Company Act of 1940 where the Company has elected to use the NAV as a practical expedient to determine the fair value. For more information about these entities and the related off-balance sheet arrangements, see Note 4, Note 5 and Note 9 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2023 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2024

Net income attributable to common stockholders increased $2,030,203 (133%) to $3,554,929 in the nine months ended September 30, 2024, from $1,524,726 in the comparable period in 2023. Net income per share attributable to common stockholders, basic, increased $13.19 to $22.96 in the nine months ended September 30, 2024, from $9.77 in the comparable period in 2023. A discussion of revenue from oil and natural gas sales and other significant line items in the consolidated statements of income follows.

Operating Revenues. Revenues from oil and natural gas sales increased $2,071,681 (24%) to $10,723,062 in the nine months ended September 30, 2024, from $8,651,381 in the comparable period in 2023. The increase is due to an increase in oil sales of $1,717,060, an increase in natural gas sales of $286,048, and an increase in miscellaneous oil and natural gas product sales of $68,573.

The $1,717,060 (24%) increase in oil sales to $8,740,819 in the nine months ended September 30, 2024, from $7,023,759 in the comparable period in 2023 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 13,048 Bbls to 107,948 Bbls in the nine months ended September 30, 2024, resulting in a positive volume variance of $965,682. The average price per Bbl increased $6.96 to $80.97 per Bbl in the nine months ended September 30, 2024, from $74.01 per Bbl in the comparable period in 2023, resulting in a positive price variance of $751,378.

The $286,048 (20%) increase in natural gas sales to $1,717,843 in the nine months ended September 30, 2024, from $1,431,795 in the comparable period in 2023 was the result of an increase in the volume sold, partially offset by a decrease in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold increased 161,618 MCF to 684,177 MCF in the nine months ended September 30, 2024, from 522,559 MCF in the comparable period in 2023, resulting in a positive volume variance of $442,833. The average price per MCF decreased $0.23 to $2.51 per MCF in the nine months ended September 30, 2024, from $2.74 per MCF in the comparable period in 2023, resulting in a negative price variance of $156,785.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $264,400 in the nine months ended September 30, 2024, compared to $195,827 in the comparable period in 2023.

The Company had water well drilling revenues of $660,978 in the nine months ended September 30, 2024, related to water well drilling through TWS, with $385,006 in the comparable period in 2023. The increase was due to the completion of a large commercial well project and several commercial and residential water wells completed in 2024. Water well drilling revenues ceased on the joint venture agreement termination date of April 19, 2024. See Note 5 for additional information on TWS.

Operating Costs and Expenses. Operating costs and expenses decreased $184,352 (2%) to $8,037,067 in the nine months ended September 30, 2024, from $8,221,419 in the comparable period of 2023. The decrease was the net result of a decrease in production costs of $77,061; a decrease in exploration costs charged to expense of $308,910; a decrease in water well drilling costs of $277,486; an increase in DD&A of $25,844; and an increase in G&A of $453,261.

Production Costs. Production costs decreased $77,061 (2%) to $3,083,457 in the nine months ended September 30, 2024, from $3,160,518 in the comparable period in 2023. Lease operating expenses decreased $328,946 (14%), hauling, compression, and other costs increased by $216,766 (70%), and gross production taxes increased $35,119 (7%) due to increased revenues from oil and natural gas sales, offset by a previous period adjustment to GPT of $106,635.

Exploration Costs. Exploration costs decreased $308,910 (45%) to $370,810 in the nine months ended September 30, 2024, from $679,720 in the comparable period in 2023, due to a decrease of $92,963 in geological and geophysical and other expenses, and $222,212 in dry hole and plugging costs, partially offset by an increase of $6,265 in leasehold impairments.

Water Well Drilling Costs. Water well drilling costs decreased $277,486 (40%) to $410,741 in the nine months ended September 30, 2024, from $688,227 in the comparable period in 2023. These costs consist of contract labor, equipment rental and maintenance, fuel costs, and other operating supplies related to the drilling of water wells through TWS. Water well drilling costs ceased on the joint venture agreement termination date of April 19, 2024. See Note 5 for additional information on TWS.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $25,844 (1%) to $1,824,905 in the nine months ended September 30, 2024, from $1,799,061 in the comparable period in 2023, due to a decrease in long-lived assets impairments of $443,456 offset by a $469,251 net increase in depletion, depreciation, and amortization due to an increase in completions and production.

General, Administrative and Other (G&A). G&A increased $453,261 (24%) to $2,347,154 in the three months ended September 30, 2024, from $1,893,893 in the comparable period in 2023. This was primarily the result of bad debt expense of $465,977 recorded for TWS South, LLC accounts receivable. See Note 5 to the accompanying consolidated financial statements for an analysis of the circumstances of this line item.

Equity Income in Investees. Equity income in investees decreased $16,723 (21%) to $64,691 in the nine months ended September 30, 2024, from $81,414 in the comparable period in 2023. Income in the nine months ended September 30, 2024, was made up of income of $8,661 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $48,569 in Broadway Seventy-Two, LLC (“Broadway 72”), income of $47,104 from Victorum BRH Investment, LLC, loss of $17,492 in QSN

Office Park, LLC (“QSN”), and loss of $22,151 in Stott's Mill. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income, Net. Other income, net was $839,718 in the nine months ended September 30, 2024, as compared $850,021 in the comparable period in 2023. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision increased $591,506 (156%) to $969,746 in the nine months ended September 30, 2024, from $378,240 in the comparable period in 2023. Of the 2024 tax provision, estimated current tax benefit was $68,639 and estimated deferred tax provision was $1,038,385. Of the 2023 income tax provision, the estimated current tax provision was $1,981 and the estimated deferred tax provision was $376,259. See Note 7 to the accompanying consolidated financial statements for additional information on income taxes.

Results of Operations – Three Months Ended September 30, 2024

Net income attributable to common stockholders increased $1,136,133 (182%) to $1,761,037 in the three months ended September 30, 2024, from $624,904 in the comparable period in 2023. The significant changes in the consolidated statements of income are discussed below. Net income per share attributable to common stockholders, basic increased $7.38 to $11.39 in the three months ended September 30, 2024, from $4.01 in the comparable period in 2023.

Operating Revenues. Revenues from oil and gas sales increased $866,311 (29%) to $3,874,796 in the three months ended September 30, 2024, from $3,008,485 in the comparable period in 2023. The increase is due to an increase in oil sales of $669,676, an increase in natural gas sales of $112,821, and an increase in miscellaneous oil and gas product sales of $83,814.

The $669,676 (27%) increase in oil sales to $3,153,936 in the three months ended September 30, 2024, from $2,484,260 in the comparable period in 2023 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 3,875 Bbls to 35,274 Bbls in the three months ended September 30, 2024, resulting in a positive volume variance of $306,590. The average price per Bbl increased $10.29 to $89.41 per Bbl in the three months ended September 30, 2024, from $79.12 per Bbl in the comparable period in 2023, resulting in a positive price variance of $363,086.

The $112,821 (25%) increase in natural gas sales to $572,784 in the three months ended September 30, 2024, from $459,963 in the comparable period in 2023 was the result of an increase in the volume sold and a decrease in the average price per MCF. The volume of natural gas sold increased 77,602 MCF to 249,993 MCF in the three months ended September 30, 2024, from 172,391 MCF in the comparable period in 2023, resulting in a positive volume variance of $207,197. The average price per MCF decreased $0.38 to $2.29 per MCF in the three months ended September 30, 2024, from $2.67 per MCF in the comparable period in 2023, resulting in a negative price variance of $94,376.

Operating Costs and Expenses. Operating costs and expenses decreased $43,476 (2%) to $2,592,376 in the three months ended September 30, 2024, from $2,635,852 in the comparable period in 2023. The decrease was the net result of a decrease in production costs of $52,484; a decrease in exploration costs charged to expense of $63,416; a decrease in water well drilling costs of $373,094; a decrease in DD&A of $13,978; and an increase in G&A of $459,496.

Production Costs. Production costs decreased $52,484 (5%) to $1,041,694 in the three months ended September 30, 2024, from $1,094,178 in the comparable period in 2023. Lease operating expenses decreased $120,866 (16%), hauling, compression, and other costs increased by $143,651 (122%), and gross production taxes decreased $75,269 (37%) due to an increase in GPT of $31,366 from increased oil and gas sales, offset by a previous period adjustment to GPT of $106,635.

Exploration Costs. Exploration costs decreased $63,416 (60%) to $42,735 in the three months ended September 30, 2024, from $106,151 in the comparable period in 2023, due to decreased dry hole and plugging costs of $64,856, offset by an increase of $1,440 in leasehold impairments.

Water Well Drilling Costs. Water well drilling costs decreased $373,094 (100%) to $563 in the three months ended September 30, 2024, from $373,657 in the comparable period in 2023. These costs consist of contract labor, equipment rental and maintenance, fuel costs, and other operating supplies related to the drilling of water wells through TWS. Water well drilling costs ceased on the joint venture agreement termination date of April 19, 2024. See Note 5 for additional information on TWS.

General, Administrative and Other (G&A). G&A increased $459,496 (79%) to $1,037,631 in the three months ended September 30, 2024, from $578,135 in the comparable period in 2023. This was primarily the result of bad debt expense of $465,977 recorded for TWS South, LLC accounts receivable. See Note 5 to the accompanying consolidated financial statements for an analysis of the circumstances of this line item.

Equity Income in Investees. Equity income in investees decreased $15,448 to income of $7,333 in the three months ended September 30, 2024, from $22,781 in the comparable period in 2023. See Note 4 to the accompanying financial statements for additional information on equity method investments.

Other Income, Net. Other income, net increased $340,899 in the three months ended September 30, 2024, to $433,378 from $92,479 in the comparable period in 2023. See Note 3 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision/(Benefit). Income tax provision increased $104,020 (71%) to $250,495 in the three months ended September 30, 2024, from a provision of $146,475 in the comparable period in 2023. Of the 2024 tax provision, estimated current tax benefit was $69,438 and estimated deferred tax provision was $319,933. Of the 2023 income tax provision, the estimated current tax provision was $51,655 and the estimated deferred tax provision was $94,820. See discussions above in “Results of Operations” section and Note 7 to the accompanying consolidated financial statements for additional explanation of the changes in the provision for income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Our consolidated entity, Trinity Water Services, LLC ("TWS") entered into a Joint Venture Agreement ("the Agreement") with TWS South, on March 19, 2021, to form a water well drilling company. The Agreement was terminated on April 19, 2024, prior to the filing of the lawsuit. As of September 30, 2024, the Company was party to a negligence and breach of contract lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South, LLC ("TWS South"). Defendants include Trinity Water Services, LLC, TWS South, LLC individually and d/b/a Trinity Water Solutions, LLC, and Gamblin Engineering Group, LLC, a third party engineering firm. The Plaintiff seeks relief in excess of $1,000,000 and intends for discovery to be conducted under Level 3 of Texas Rule of Civil Procedure 190.4 in Bell County, Texas.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2024	44	$160	44	$2,242,240
August 1 to August 31, 2024	5	$160	5	$2,241,440
September 1 to September 30, 2024	4	$160	4	$2,240,800
Total	53	$160	53
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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During the nine months ended September 30, 2024, none of our officers or directors adopted or terminated a Rule 105-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 14, 2024	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: November 14, 2024	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer