Form 10-K
period 2024-12-31
RESERVE PETROLEUM CO
filed 2025-03-31
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $17,974,973, as computed by reference to the last reported sale which was on June 30, 2024.

As of March 10, 2025, there were 151,779 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Stockholders to be held on May 20, 2025, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2024, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following:

•Our future operating results will depend upon management’s ability to employ and retain quality employees, generate revenues and control expenses. Any decline in operating revenues, without a corresponding reduction in operating expenses, could have a material adverse effect on our business, results of operations and financial condition.

•We have no significant long-term sales contracts for either oil or gas. For the most part, the price we receive for our product is based upon the spot market price, which in the past has experienced significant fluctuations. Management anticipates price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant uncertainty.

•Exploration costs have been a significant component of our capital expenditures in the past and are expected to remain so in the near term. Under the successful efforts method of accounting for oil and gas properties, which we use, these costs are capitalized if drilling is successful or charged to operating costs and expensed if unsuccessful. Estimating the amount of future costs which may relate to successful or unsuccessful drilling is extremely imprecise.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. Accordingly, no forward-looking statements should be relied upon, which represent our beliefs, assumptions and estimates only as of the dates on which such forward-looking statements were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Oil and Natural Gas Properties
For a summary of certain data relating to our oil and gas properties, including production, undeveloped acreage, producing and dry wells drilled and recent activity, see Item 2, “Properties.” For a discussion and analysis of current and prior years’ revenue and related costs of oil and gas operations and a discussion of liquidity and capital resource requirements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Owned Mineral Property Management
We have non-producing mineral interests of 88,333 net acres. These mineral interests are in 12 different states in the north and south-central United States. A total of 81,199 (92%) net acres are in the states of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration in our exploration and development programs.

We have several options relating to the exploration and/or development of our owned mineral interests. Management continually reviews various industry reports and other sources for activity (leasing, drilling, significant discoveries, etc.) in areas where we have mineral ownership. Based on our analysis of any activity and assessment of the potential risk relative to the area, management may negotiate a lease or farmout agreement and accept a royalty interest, or we may choose to participate as a working interest owner and pay our proportionate share of any exploration or development drilling costs.

A substantial amount of our oil and gas revenue resulted from our owned mineral property management. In 2024, $3,460,997 (23%) of oil and gas sales was from royalty and other interests versus $3,259,786 (26%) in 2023. As a result of our mineral ownership, we had royalty interests in 3 gross (0.03 net) wells, which were drilled and completed as producing wells in 2024. This resulted in an average royalty interest of 1.10% for these 3 new wells. We have very little control over the timing or extent of the operations conducted on our royalty interest properties.

Development Program
Development drilling by the Company is usually initiated by participating as a working interest owner with a third-party operator in the development of non-producing mineral interests, which it owns; by participating with a joint interest operator in drilling additional wells on our producing leaseholds; or if our exploration program, discussed below, results in a successful exploratory well, by participating in the drilling of additional wells on the exploratory prospect.

In 2024, we participated in the drilling of 19 development wells, including 4 (0.05 net) in progress at the end of 2023 with 15 (0.46 net) completed as producers and 4 (0.05 net) in progress at the end of 2024.

Exploration Program
Our exploration program is normally conducted by purchasing interests in prospects developed by independent third parties; participating in third party exploration of Company-owned non-producing minerals; developing our own exploratory prospects; or a combination of these.

We normally acquire interests in exploratory prospects from someone in the industry with whom management has conducted business in the past and/or if management has confidence in the quality of the geological and geophysical information presented for evaluation to our personnel. If evaluation indicates the prospect is within our risk limits, we may negotiate to acquire an interest in the prospect and participate in a non-operating capacity.

We develop exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. We may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2024, we participated in the drilling of 11 exploratory wells, including 2 wells (0.07 net) in progress at the end of 2023, with 4 wells (0.26 net) completed as producers, 4 wells (0.4 net) completed as dry holes and 3 wells (0.54 net) in progress at the end of 2024.

Investment Program
Our primary investment objective is to achieve moderate growth and earnings to protect assets against inflation and provide cash flow from investing activities that supplement cash flow from operations. Our diversification of investments is designed to provide a level of protection against the ongoing volatility and political unpredictability of the energy sector. Our investments are focused on quality investments that include, but are not limited to, carefully vetted marketable securities, real estate and other assets, energy sector investments, and start-up ventures. Investments are diversified among asset classes and within broad industry categories to help minimize risk. Low cost, passive investment solutions are used where available and prudent. Generally, there is a correlation between portfolio returns and the amount of portfolio risk we are willing to assume. We understand investing requires a longer-term perspective. We are willing to accept some portfolio risk and tolerate fluctuations in market value and rates of return to achieve objectives, but we maintain a moderate approach to protect against significant losses.

Water Well Drilling
Our wholly owned consolidated subsidiary, Trinity Water Services, LLC ("TWS"), an Oklahoma limited liability company, had a water well drilling agreement (“TWS Agreement”) with TWS South, LLC ("TWS South"), a Texas limited liability company until April 19, 2024, when the contract was terminated for breach of contract by TWS South. All water well drilling activity for 2023 and through April 19, 2024 is classified as such on the consolidated financial statements. See Item 8, Note 8 to the accompanying consolidated financial statements for additional information on TWS.

Consolidated Entities
We consolidate Variable Interest Entities (“VIEs”) when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that both: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. If we are not deemed to be the primary beneficiary of a VIE, we account for the investment or other variable interests in a VIE in accordance with other applicable accounting principles generally accepted in the United States of America (“GAAP”). Grand Woods Development, LLC (“Grand Woods”) and TWS are accounted for as consolidated VIEs. See Item 8, Note 8 to the accompanying consolidated financial statements for additional information on VIEs.

Customers
In 2024, we had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. Crawley Petroleum Corporation’s purchases were $3,109,026 or 22% of total oil and gas sales and Mewbourne Oil Company's purchases were $1,692,362 or 12% of total oil and gas sales. We sell most of our oil and gas under short-term sales contracts that are based on the spot market price.

Competition
The oil and gas industry is highly competitive in all its phases. There are numerous circumstances within the industry and related marketplace that are out of our control such as cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the price and extent of importation of foreign oil and gas, the cost of and proximity of pipelines and other transportation facilities, the cost and availability of drilling rigs, regulation by state and federal authorities and the cost of complying with applicable environmental regulations.

We do not operate any of the wells in which we have an interest; rather, we partner with companies that have the resources, staff and experience to operate wells both in the drilling and production phases. We use our strong financial base and our mineral and leasehold acreage ownership, along with our own geologic and economic evaluations, to participate in drilling operations with these companies. This methodology allows us to participate in exploration and development activities we could not undertake on our own due to financial and personnel limits and allows us to maintain low overhead costs.

Regulation
Our operations are affected in varying degrees by political developments and federal and state laws and regulations. Although released from federal price controls, interstate sales of natural gas are subject to regulation by the Federal Energy Regulatory Commission (FERC). Oil and gas operations are affected by environmental laws and other laws relating to the petroleum industry, and both are affected by constantly changing administrative regulations. Rates of production of oil and gas have, for many years, been subject to a variety of conservation laws and regulations, and the petroleum industry is frequently affected by changes in the federal tax laws.

Generally, the respective state regulatory agencies supervise various aspects of oil and gas operations within their states and the transportation of oil and gas sold intrastate.

Environmental Protection and Climate Change
We may be, directly and indirectly, subject to the effects of climate change and may, directly or indirectly, be affected by government laws and regulations related to climate change. We cannot predict with any degree of certainty what effect, if any, climate change and government laws and regulations related to climate change will have on us and our business, whether directly or indirectly. While we believe that it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on our business, we believe that those laws and regulations may affect, directly or indirectly, (i) the costs associated with drilling and production operations in which we participate, (ii) the demand for oil and natural gas, (iii) insurance premiums, deductibles and the availability of coverage and (iv) the cost of utilities paid by the Company. In addition, climate change may increase the likelihood of property damage and the disruption of operation of wells in which we participate. As a result, our financial condition could be negatively impacted, but we are unable to determine at this time whether that impact would be material.

Human Capital Resources
At December 31, 2024, we had eight employees including officers, all of whom work in our corporate office. Because we are small, our compensation philosophy and objectives are to provide compensation that is fair and reasonable for all employees at a competitive level that will allow us to attract and retain qualified personnel necessary to operate at the most efficient level possible. Our objective is to fully comply with all the operational and financial rules and regulations required of any public company, and specifically, those relating to the oil and gas exploration and production (“E&P”) industry. In addition, we try to maintain compensation at a level that is competitive with other similarly sized companies in this industry. Our philosophy and objectives for compensation of our executive officers are no different from those with respect to our other employees.

Compensation levels for all employees, including our executive officers, are reviewed annually by our executive team. This process includes reviews of salary and wage surveys, primarily for the oil and gas E&P industry, and informal performance evaluations provided by supervisors. Compensation levels for the next fiscal year are determined during this review process and presented to the entire Board of Directors for approval. In addition to competitive salary, we offer generous bonuses, company sponsored employee benefits, such as life and health insurance benefits, vacation, sick leave and a qualified 401(k) savings plan.

We believe that each employee contributes directly to our growth and success. Our business can only continue to be successful if we allow certain ethical standards to guide the way we operate as a Company, relate to our partners, and exhibit personal integrity in the business community. We share a duty to make the Company a better place for all of us as well as our partners and the community. Employees are always expected to maintain the highest standard of professional conduct.

All our employees devote a portion of their time to duties with an affiliated company, and we were reimbursed for the affiliate's share of compensation directly from that company. See Item 8, Note 14 to the accompanying consolidated financial statements for additional information.

ITEM 1A. RISK FACTORS
Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Governance
We do not employ a Chief Information Officer. The Audit Committee discusses risks and threats most applicable to the Company and inquires of management regarding design and effectiveness of controls in place to address the prevention, detection, mitigation and remediation of cybersecurity incidents. The Audit Committee provides regular reports to the full Board of Directors.

Risk Management and Strategy
Due to the our size, our information technology (“IT”) environment does not utilize overly complicated systems or processes. We do not sell products or conduct business in an online environment and our primary transactional activity is done through partnerships with oil and gas operators and other investment managers. We utilize a third party managed services provider (“Provider”) for security applications, monitoring, and updates to our information technology environment. The Chief Financial Officer serves as the relationship manager for and has regularly scheduled meetings with the Provider to evaluate whether the services provided meet our needs, review hardware and software obsolescence, and identify any new threats that need to be addressed. We use multi-factor authentication for applications wherever possible to provide access security and we maintain a secure physical environment. We also engage a separate third-party vendor to provide staff IT security education, testing for social engineering vulnerabilities, and reporting on employee training.

Through the Provider, automated security tools are used to monitor all Windows-based systems and provide defense against cyberattacks perpetrated on or against these systems and to protect internal systems from known and unknown cybersecurity threats. These security tools include:

•Advanced, next-generation endpoint security software, which detects attempted attacks on internal Windows-based systems and analyzes the attack providing context for said attacks to analysis teams. This data is then used to mitigate the attack and resolve the incident.

•Privilege management software, which provides application context to reviewers to aid in the preemptive identification of malicious activities on a system. When administrative permissions are requested, details regarding the requesting process are forwarded to our provider for review and analysis before granting administrative privileges, limiting an attacker’s ability to affect and compromise systems in the environment.

•Email security tools provided and managed by our Provider, which protect against email-based attacks. These tools include an email security gateway and an additional automated email filtering security. These tools provide advanced, AI-powered phishing detection and remediation for all Microsoft 365 email users in the environment.

We utilize various third-party service organizations for critical areas of operations, including stockholder transfer agent services, accounting software, financial reporting software and regulatory filings, and mineral management software. We obtain System and Organization Controls (“SOC”) reports for each vendor and ensures that internal controls are designed and implemented to adequately meet the applicable user controls identified within the SOC report for each vendor.

We require all devices used by employees to be protected with the security measures listed above. It is also our policy that all devices be used by the employee only and any use by non-employees is prohibited.

To date, we have not experienced a cybersecurity incident that resulted in a material adverse effect on our business strategy, results of operations or financial condition; however, there can be no guarantee that we will not experience such an incident in the future.

ITEM 2. PROPERTIES
Our principal properties are oil and natural gas properties. We have interests in approximately 913 producing properties with 37% of them being working interest properties and 63% of them being royalty interest properties. About 81% of all properties are in Oklahoma and Texas and account for approximately 75% of our annual oil and gas sales. About 13% of the properties are in Arkansas, Kansas and South Dakota and account for approximately 11% of our annual oil and gas sales. The remaining 6% of these properties are in Colorado, Montana, Nebraska, New Mexico, Utah, West Virginia, Ohio and Wyoming and account for about 14% of our annual oil and gas sales. No individual property provides more than 10% of our annual oil and gas sales.

OIL AND NATURAL GAS OPERATIONS
Oil and Gas Reserves
Reference is made to the Unaudited Supplemental Financial Information beginning on Page 39 for working interest reserve quantity information. Since January 1, 2024, we have not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for our 2023 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2023. Those reserve estimates were identical.

Production
The average sales price of oil and gas production for our royalty and working interests as well as the average working interest production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas are presented in the table below for the years ended December 31, 2024, 2023, and 2022. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price
	Oil Per Bbl	Gas Per MCF	Oil Per Bbl	Gas Per MCF	Average Production Cost per Equivalent MCF
2024	$72.98	$2.25	$70.78	$2.78	$3.09
2023	$76.44	$2.51	$74.38	$2.96	$3.63
2022	$97.03	$5.98	$91.42	$6.20	$3.57

At December 31, 2024, we had working interests in 164 gross (26.2 net) wells producing primarily gas and 374 gross (44.8 net) wells producing primarily oil. These interests were in 12,245 net producing acres. These wells include 1.83 net wells associated with secondary recovery projects.

Undeveloped Acreage
Our undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. At December 31, 2024, we held 88,333 net acres of non-producing mineral interests and 10,544 net acres of undeveloped leaseholds.

Net Productive and Dry Wells Drilled
The following table summarizes the net wells drilled, in which we had a working interest for the years ended December 31, 2022 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2024	0.26	0.40	0.46	—
2023	0.67	1.20	0.87	—
2022	0.47	0.35	1.76	—

ITEM 3. LEGAL PROCEEDINGS
Our consolidated entity, TWS, entered into the TWS Agreement with TWS South, on March 19, 2021, to form a water well drilling company. The TWS Agreement was terminated on April 19, 2024. As of December 31, 2024, TWS was party to a negligence and breach of contract lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff seeks relief in excess of $1,000,000 and intends for discovery to be conducted under Level 3 of Texas Rule of Civil Procedure 190.4 in Bell County, Texas. See Item 8, Note 8 to the accompanying consolidated financial statements for additional information on TWS.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
The Company’s stock is dually traded in the Pink Sheet Electronic Quotation Service and the OTC Bulletin Board under the symbol “RSRV.”

At March 10, 2025, we had 1,442 holders of record of its common stock. We paid dividends on our common stock in the amount of $10.00 per share in 2024 and 2023, and expect the 2025 dividend to be comparable. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Financing Activities” section for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2025, if any, with the Board of Directors for its approval.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases for the year ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	436	160	436	$2,303,608
February 1 to February 29, 2024	348	160	348	$2,249,920
March 1 to March 31, 2024	6	160	6	$2,248,960
April 1 to April 30, 2024	120	160	120	$2,229,760
May 1 to May 31, 2024	101	160	101	$2,213,600
June 1 to June 30, 2024	419	156	419	$2,121,338
July 1 to July 31, 2024	44	160	44	$2,139,520
August 1 to August 31, 2024	856	155	856	$1,972,396
September 1 to September 30, 2024	604	160	604	$1,905,920
October 1 to October 31, 2024	200	165	200	$1,932,480
November 1 to November 30, 2024	600	160	600	$1,777,920
December 1 to December 31, 2024	24	160	24	$1,774,080
Total	3,758	160	3,758

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please refer to the consolidated financial statements and related notes in Item 8 of this Form 10-K to supplement this discussion and analysis.
Critical Accounting Estimates

•Estimates of future revenues from oil and gas sales are derived from a combination of factors, which are subject to significant fluctuation over any given period. Reserve estimates, by their nature, are subject to revision in the short-term. The evaluating engineer considers production performance data, reservoir data and geological data available to us, as well as makes estimates of production costs, sale prices and the time period the property can be produced at a profit. A change in any of the above factors can significantly change the timing and amount of net revenues from a property. Our producing properties are composed of many small working interest and royalty interest properties. As a non-operating owner, we have limited access to the underlying data from which working interest reserve estimates are calculated. Estimates of royalty interest reserves are not made because the information required for the estimation is not available to us. While reserve estimates are not accounting estimates, they are the basis for impairment, depreciation, depletion and amortization described below. Additionally, the estimated economic life for each producing property from the reserve estimates is used in the calculation of asset retirement obligations.

•Reserves relating to our proved properties may become uneconomic to produce resulting in impairment of proved properties.

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

•We have significant obligations to remove tangible equipment and facilities associated with oil and gas wells and to restore land at the end of oil and gas production operations. Removal and restoration obligations are most often associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires estimates and judgments because most of the removal obligations will take effect in the future. Additionally, these operations are subject to private contracts and government regulations that often have vague descriptions of what is required. Asset removal technologies and costs are constantly changing as are regulatory, political, environmental and safety considerations. Inherent in the present value calculations are numerous assumptions and judgments, including the ultimate removal cost amounts, inflation factors and discount rate.

•The estimation of the amounts of income tax to be recorded by us involves interpretation of complex tax laws and regulations as well as the completion of complex calculations, including the determination of our percentage depletion deduction, if any. To calculate the exact excess percentage depletion allowance, a well-by-well calculation is and can only be performed at the end of each year. During interim periods, a high-level estimate is made considering historical data and current pricing. Although our management believes its income tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

LIQUIDITY AND CAPITAL RESOURCES

To supplement the following discussion, please refer to the consolidated balance sheets and the consolidated statements of cash flows included in this Form 10-K.

In 2024, as in prior years, we funded our business activity using internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale debt securities. When cash flows from operating activities exceed those needed for other business activities, the remaining balance is used to increase cash, cash equivalents, equity securities, and/or available-for-sale debt securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents, equity securities, and/or available-for-sale debt securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less.

In 2024, net cash provided by operating activities was $7,919,307, net cash applied to investing activities was $6,974,877 and net cash applied to financing activities was $2,239,082.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Available-for-sale debt securities decreased $2,220,901 (100%) to zero in 2024 from $2,220,901 in 2023. The decrease was the result of redemptions of available-for-sale debt securities during 2024.

Equity securities decreased $162,872 (6%) to $2,501,194 in 2024 from $2,664,066 in 2023. The decrease is due to sales in excess of purchases of $686,375, offset by a net increase in market value of $523,503.

Refundable income taxes decreased $81,273 (26%) to $236,482 in 2024 from $317,755 in 2023, primarily resulting from increased taxable income that resulted in increases in the tax provision.

Accounts receivable increased $407,824 (17%) to $2,774,487 in 2024 from $2,366,663 in 2023, due to an increase in oil and gas sales volumes, partially offset by a decrease in prices.

Accounts payable decreased $17,614 (3%) to $520,182 in 2024 from $537,796 in 2023, primarily due to the timing of payable processing.

Other current liabilities increased $32,341 (252%) to $45,180 in 2024 from $12,839 in 2023, primarily due to an increase in payroll taxes.

Discussion of Selected Material Line Items in Cash Flows

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2024 and 2023. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities
Net cash flows provided by operating activities increased $2,326,454 (42%) to $7,919,307 in 2024 from net cash provided by operating activities of $5,592,853 in 2023. For more information on operating activities, see “Operating Revenues” and “Other Income, Net” below.

Investing Activities
Net cash applied to investing activities increased $984,137 (16%) to $6,974,877 in 2024, from net cash applied to investing activities of $5,990,740 in 2023. The 2024 amount was the result of net redemptions of available-for-sale debt securities of $2,220,901, net property purchases of $9,671,374, cash applied to equity method and other investments of $210,779 and net cash provided by equity securities of $686,375.

Financing Activities
Net cash applied to financing activities increased $556,220 (33%) to $2,239,082 in 2024 from net cash applied to financing activities of $1,682,862 in 2023. The 2024 amount was the result of $10 per share cash dividends paid on common stock of $1,546,874, treasury stock purchases of $596,814, payments of principal on the Grand Woods note payable of $142,136, and capital contributions from Grand Woods non-controlling interests of $46,742.

RESULTS OF OPERATIONS

In 2024 we had net income attributable to common stockholders of $2,029,278 compared to net loss of $55,648 in 2023. Net income per share attributable to common stockholders, basic and diluted, was $13.18 in 2024, an increase of $13.54 per share from net loss of $0.36 in 2023.

Operating Revenues
Operating revenues increased $2,619,561 (20%) to $15,995,663 in 2024 from $13,376,102 in 2023. Oil and gas sales increased $2,649,488 (21%) to $15,139,535 in 2024 from $12,490,047 in 2023. Lease bonuses and other revenues increased $4,565 (2%) to $195,153 in 2024 from $190,588 in 2023. Water well drilling services decreased $34,492 (5%) to $660,975 in 2024 from $695,467 in 2023, mainly due to the termination of the TWS Agreement with TWS South on April 19, 2024.

The $2,649,488 increase in oil and gas sales was the result of a $565,786 increase in gas sales, a $1,971,009 increase in oil sales and a $112,693 increase in miscellaneous oil and gas product sales.

The following price and volume analysis is presented to explain the changes in oil and gas sales from 2023 to 2024. Miscellaneous oil and gas product sales of $409,195 in 2024 and $296,502 in 2023 are not included in the analysis.

		Variance
Production (in thousands, except per Unit prices)	2024	Price	Volume	2023
Gas –
MCF	999		230	769
$	$2,722	$(81)	$647	$2,156
Unit Price	$2.72	$(0.08)		$2.80

Oil –
Bbls	166		32	134
$	$12,009	$(413)	$2,384	$10,038
Unit Price	$72.35	$(2.49)		$74.84

The $565,786 (26%) increase in natural gas sales to $2,721,772 in 2024 from $2,155,986 in 2023 was the cumulative result of an increase in gas sales volumes and a decrease in the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales decreased $0.08 per MCF to $2.72 per MCF in 2024 from $2.80 per MCF in 2023, resulting in a negative gas price variance of $82,323. A positive volume variance of $647,077 was the result of an increase in natural gas volumes sold of 230,730 MCF to 999,494 MCF in 2024 from 768,764 MCF in 2023.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were not adequate to replace working interest reserves produced in 2024 or 2023.

The $1,971,009 (20%) increase in crude oil sales to $12,008,568 in 2024 from $10,037,559 in 2023 was the cumulative result of a decrease in the average price per barrel (Bbl) and an increase in oil sales volumes. The average price received per Bbl of oil decreased $2.49 to $72.35 in 2024 from $74.84 in 2023, resulting in a negative oil price variance of $413,213. A positive volume variance of $2,384,275 was the result of an increase in oil sales volumes of 31,859 Bbls to 165,984 Bbls in 2024 from 134,125 Bbls in 2023.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were adequate to replace working interest reserves produced in 2024 and were not in 2023.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of our oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses
Operating costs and expenses decreased $1,070,966 (7%) to $13,576,602 in 2024 from $14,647,568 in 2023.

Production Costs. Production costs increased $198,786 (5%) to $4,582,170 in 2024 from $4,383,384 in 2023. The increase was the cumulative result of a $181,123 (6%) decrease in lease operating expense to $3,043,235 in 2024 from $3,224,358 in 2023, a $75,585 (10%) increase in gross production taxes to $814,017 in 2024 from $738,432 in 2023, and a $304,324 (72%) increase in processing deductions to $724,918 in 2024 from $420,594 in 2023.

Exploration Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $8,088,232 in 2024 and $3,709,672 in 2023. See Item 8, Note 10 to the accompanying consolidated financial statements for a breakdown of these costs. Exploration and acquisition costs charged to operations were $439,059 in 2024 and $708,823 in 2023, inclusive of geological and geophysical costs of $38,217 in 2024 and $120,556 in 2023.

For the year ended December 31, 2024, We participated in the drilling of 11 gross exploratory working interest wells and 19 gross development working interest wells, with working interests ranging from a high of 18.0% to a low of 0.25%. Of the 11 exploratory wells, 4 were completed as producing wells, 4 as dry holes and 3 wells were in progress at the end of 2024. Of the 19 development wells, 15 were completed as producing wells and 4 wells were in progress at the end of 2024.

Water Well Drilling Services. Water well drilling services expenses decreased $640,313 (60%) to $432,163 from $1,072,476 in 2023. The decrease resulted from the April 19, 2024 termination of the TWS JVA with TWS South for water well drilling services. See Item 8, Note 8 to the accompanying consolidated financial statements for additional information on TWS.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components of DD&A are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight-line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $56,881 and $378,358 in December 31, 2024 and 2023, respectively.

As discussed in Item 8, Note 11 to the accompanying consolidated financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well-by-well basis, is less than the assets’ carrying amounts. The second step is to adjust those assets meeting the first criterion to estimated fair value. Evaluation for impairment was performed in both 2024 and 2023 with impairment losses of $1,949,148 and $2,393,015, respectively.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation was $3,157,718 and $3,074,927 in 2024 and 2023, respectively. The provision includes $42,590 and $110,832 in 2024 and 2023, respectively, for the amortization of the asset retirement costs. See Item 8, Note 3 to the accompanying consolidated financial statements for additional information regarding the asset retirement obligation. The provision for depreciation for other assets was $55,248 in 2024 and $49,170 in 2023.

Gain on Disposition of Oil and Gas Properties. We had a gain on oil and gas property sales of $172,935 and $19,491 in 2024 and 2023, respectively, resulting from sales of leasehold in western Oklahoma.

General, Administrative and Other (G&A). G&A increased $470,244 (18%) to $3,077,150 from $2,606,906 in 2023. The increase was primarily due to increases of $287,345 in human resource costs and bad debt expense of $465,977 related to TWS accounts receivable, offset by decreases of $243,468 in consulting fees and $48,171 in legal and regulatory fees, with a net increase in all other G&A accounts of $8,561.

Equity Income in Investees
Equity income in investees was $112,481 in 2024 and $107,865 in 2023. The 2024 net income consisted of Broadway Sixty-Eight, LLC (“Broadway 68”) income of $20,418, Broadway Seventy-Two, LLC (“Broadway 72”) income of $38,678, Victorum BRH Investment, LLC ("BRH") income of $79,019, Stott's Mill("Stott's Mill") loss of $23,675 and QSN Office Park, LLC (“QSN”) loss of $1,959.

Other Income, Net
Other income, net was $24,086 in 2024 and $970,586 in 2023. See Item 8, Note 12 to the accompanying consolidated financial statements for a breakdown of Other Income, net. The material components of Other Income, Net are discussed below.

Net realized and unrealized gain on equity securities was $375,461 in 2024 and $115,603 in 2023. In 2024, we had realized gains of $66,168 and unrealized gains of $309,293. In 2023, we had realized losses of $248,329 and unrealized gains of $363,932.

Income from other investments decreased $307,801 (85%) to $55,937 in 2024 from $363,738 in 2023. Income in 2023 was from a sale of land by OKC Industrial Properties, LC.

Interest income decreased $238,967 (54%) to $201,277 in 2024 from $440,244 in 2023 and dividend income increased $39,978 (69%) to $98,171 in 2024 from $58,193 in 2023, primarily due to our use of funds in oil and gas operations and asset acquisition.

In 2024, Loss on Deconsolidation of TWS South, LLC totaled $296,717 and impairment of other investments totaled $318,894. For more information on the loss on deconsolidation, please see Item 8, Note 8 – Non-Controlling Interests and Variable Interest Entities. For more information on impairment of other investments, please See Item 8, Note 7 – Investments and Related Commitments and Contingent Liabilities, Including Guaranties.

Income Tax Provision/(Benefit)
In 2024, we had an estimated income tax provision of $499,399 as the result of a deferred tax provision of $434,446 and a current tax provision of $64,953. In 2023, we had an estimated income tax benefit of $171,401 as the result of a deferred tax benefit of $400,084 and a current tax provision of $228,683. See Item 8, Note 6 to the accompanying consolidated financial statements for an analysis of the various components of income taxes and a discussion of the federal tax rate change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
of The Reserve Petroleum Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Reserve Petroleum Company and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated Statements of Operations, equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
As discussed in Note 3 to the financial statements, the Company's proved oil and natural gas properties are depleted using the units-of-production method on a property-by-property basis and is based primarily on estimates of proved reserve quantities. Additionally, the Company recognizes impairment of proved oil and natural gas properties on a property-by-property basis when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the property's carrying amount. The impairment loss is measured by comparing the fair value of the property to its carrying amount. The Company's oil and natural gas reserve quantities and the related future net cash flows required management to make significant estimates and assumptions. As a result of changing market conditions and commodity prices, assumptions can change from period to period, causing the estimates of proved reserves to change. The Company employs a petroleum engineer to estimate oil and natural gas reserves using generally accepted engineering methods, calculation procedures and engineering data, and also engages an independent engineering firm to review the reasonableness of a portion of the Company's estimated reserves. Changes in these assumptions or engineering data could have a significant impact on reserve quantities and the amount of depletion and impairment recorded during a period. The proved oil and natural gas properties balance was $14,643,256 as of December 31, 2024, net of accumulated depreciation, depletion, amortization and valuation allowance.
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
Oklahoma City, Oklahoma
March 31, 2025

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
ASSETS

	December 31,
Current Assets:	2024	2023
Cash and Cash Equivalents	$3,923,822	$5,218,474
Available-for-Sale Debt Securities	—	2,220,901
Equity Securities	2,501,194	2,664,066
Refundable Income Taxes	236,482	317,755
Accounts Receivable	2,774,487	2,366,663
Total Current Assets	9,435,985	12,787,859

Investments:
Equity Method Investments	2,479,433	2,818,790
Other Investments	3,176,329	3,160,725
Total Investments	5,655,762	5,979,515

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	4,751,323	3,403,051
Proved Properties	76,669,648	69,152,923
Oil and Gas Properties, Gross	81,420,971	72,555,974
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(62,476,410)	(57,622,564)
Oil and Gas Properties, Net	18,944,561	14,933,410
Other Property and Equipment, at Cost	2,520,198	2,992,793
Less – Accumulated Depreciation	(176,733)	(306,587)
Other Property and Equipment, Net	2,343,465	2,686,206
Total Property, Plant and Equipment, Net	21,288,026	17,619,616
Total Assets	$36,379,773	$36,386,990

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
LIABILITIES AND EQUITY

	December 31,
	2024	2023
Current Liabilities:
Accounts Payable	$520,182	$537,796
Other Current Liabilities	45,180	12,839
Note Payable, Current Portion	148,155	142,136
Total Current Liabilities	713,517	692,771

Long-Term Liabilities:
Asset Retirement Obligation	2,362,060	2,566,368
Deferred Tax Liability, Net	1,653,957	1,219,511
Note Payable, Less Current Portion	1,010,581	1,158,736
Total Long-Term Liabilities	5,026,598	4,944,615
Total Liabilities	5,740,115	5,637,386

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	32,694,470	32,212,066
Equity Before Treasury Stock	32,851,838	32,369,434
Less – Treasury Stock, at Cost	(2,417,341)	(1,820,527)
Total Equity Applicable to The Reserve Petroleum Company	30,434,497	30,548,907
Non-Controlling Interests	205,161	200,697
Total Equity	30,639,658	30,749,604
Total Liabilities and Equity	$36,379,773	$36,386,990

(1) Balances for December 31, 2024 and 2023, includes approximately $2,252,959 and $2,768,756, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $1,159,270 and $1,301,270, respectively, of liabilities of consolidated variable interest entities for which creditors do have partial recourse to the general credit of the Company. For more information, see Note 8 – Non-Controlling Interests and Variable Interest Entities.

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Operating Revenues:
Oil and Gas Sales	$15,139,535	$12,490,047
Lease Bonuses and Other	195,153	190,588
Water Well Drilling Services	660,975	695,467
Total Operating Revenues	15,995,663	13,376,102

Operating Costs and Expenses:
Production	4,582,170	4,383,384
Exploration	439,059	708,823
Water Well Drilling Services	432,163	1,072,476
Depreciation, Depletion, Amortization and Valuation Provisions	5,218,995	5,895,470
Gain on Disposition of Oil and Gas Properties	(172,935)	(19,491)
General, Administrative and Other	3,077,150	2,606,906
Total Operating Costs and Expenses	13,576,602	14,647,568

Income/(Loss) from Operations	2,419,061	(1,271,466)
Equity Income in Investees	112,481	107,865
Interest Expense	(69,229)	(67,919)
Other Income, Net	24,086	970,586
Income/(Loss) Before Income Taxes and Non-Controlling Interests	2,486,399	(260,934)
Income Tax Provision/(Benefit)	499,399	(171,401)
Net Income/(Loss)	$1,987,000	$(89,533)
Less: Net Loss Attributable to Non-Controlling Interests	(42,278)	(33,885)
Net Income/(Loss) Attributable to Common Stockholders	$2,029,278	$(55,648)

Per Share Data:
Net Income/(Loss) Attributable to Common Stockholders, Basic	$13.18	$(0.36)
Cash Dividends	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	153,930	155,915

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total Equity
Year Ended December 31, 2024
Balance as of December 31, 2023	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604
Net Income/(Loss)	—	—	2,029,278	—	(42,278)	1,987,000
Dividends Declared	—	—	(1,546,874)	—	—	(1,546,874)
Purchase of Treasury Stock	—	—	—	(596,814)	—	(596,814)
Capital Contributions	—	—	—	—	46,742	46,742
Balance as of December 31, 2024	$92,368	$65,000	$32,694,470	$(2,417,341)	$205,161	$30,639,658

Year Ended December 31, 2023
Balance as of January 1, 2023	$92,368	$65,000	$33,828,418	$(1,749,858)	$149,434	$32,385,362
Net Loss	—	—	(55,648)	—	(33,885)	(89,533)
Dividends Declared	—	—	(1,560,704)	—	—	(1,560,704)
Purchase of Treasury Stock	—	—	—	(70,669)	—	(70,669)
Capital Contributions	—	—	—	—	85,148	85,148
Balance as of December 31, 2023	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023

Cash Provided by/(Applied to) Operating Activities:
Net Income/(Loss)	$1,987,000	$(89,533)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	5,218,995	5,895,470
Depreciation Attributable to TWS	18,973	75,997
Accretion of Asset Retirement Obligation	167,756	72,885
(Gain)/Loss on Asset Sales	(177,135)	19,491
Cash Distributions from Equity Method Investments	180,967	48,000
Income on Equity Method and Other Investments	(113,371)	(47,200)
Impairment of Other Investments	318,894	—
Loss on Deconsolidation of TWS South	296,717	—
Net Gain on Equity Securities	(375,461)	(115,603)
Deferred Income Taxes	434,446	(400,084)
Change in Refundable Income Taxes and Accounts Receivable	(326,551)	(246,005)
Change in Accounts Payable & Other Current Liabilities	288,077	379,435
Net Cash Provided by Operating Activities	7,919,307	5,592,853

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	2,534,727	9,679,589
Purchase of Available-for-Sale Debt Securities	(313,826)	(7,691,842)
Proceeds from Disposal of Property, Plant and Equipment	605,646	1,023,857
Purchase of Property, Plant and Equipment	(10,277,020)	(8,160,146)
Purchase of Investments	(575,529)	(611,693)
Return of Investment from Equity Method Investments	300,000	—
Cash Distributions from Other Investments	64,750	15,000
Sale of Equity Securities	4,162,562	158,472
Purchase of Equity Securities	(3,476,187)	(403,977)
Net Cash Applied to Investing Activities	(6,974,877)	(5,990,740)

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year Ended December 31,
	2024	2023
Cash Provided by/(Applied to) Financing Activities:
Principal Payments on Note Payable	$(142,136)	$(136,637)
Capital Contributions from Non-Controlling Interests	46,742	85,148
Dividends Paid to Stockholders	(1,546,874)	(1,560,704)
Purchase of Treasury Stock	(596,814)	(70,669)
Net Cash Applied to Financing Activities	(2,239,082)	(1,682,862)

Net Change in Cash and Cash Equivalents	(1,294,652)	(2,080,750)
Cash and Cash Equivalents at Beginning of Year	5,218,474	7,299,224
Cash and Cash Equivalents at End of Year	$3,923,822	$5,218,474

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$50,274	$55,773
Income Taxes Paid/(Refunded), Net	$(10,873)	$425,510

Supplemental Schedule of Noncash Investing and Financing Activities:
Net (Increase)/Decrease in Accounts Payable for Property, Plant and Equipment Additions	$(273,350)	$304,210

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – NATURE OF OPERATIONS

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company focused on exploration and production. In addition to its core operations, the Company manages a diverse investment portfolio. The Company’s consolidated subsidiaries consist of Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company and wholly owned Trinity Water Services, LLC ("TWS"), an Oklahoma limited liability company. Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “its,” “our,” and “we” are to The Reserve Petroleum Company and its consolidated subsidiaries.

Note 2 – BUSINESS SEGMENT INFORMATION

We identify components of the business as operating segments when (1) the component engages in business activities from which it may recognize revenue and incur expenses, (2) the component’s operating results are regularly reviewed by the chief operating decision maker (“CODM”), and (3) discrete financial information is available for the component. Operating segments are deemed reportable when (1) the operating segment’s revenue is greater than or equal to 10% of the combined revenues of all operating segments, (2) the operating segment’s profit or loss is greater than or equal to 10% of the greater of the combined reported profit of all operating segments not reporting a loss or the combined reported loss of all operating segments not reporting a profit, or (3) the operating segment’s assets are greater than or equal to 10% of the combined assets of all operating segments.

We have identified Oil and Gas as a reportable segment, which includes oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming.

We consider our chief executive officer to be our CODM. The CODM allocates resources and assesses performance based on the assets and operating results of oil and gas operations, which is our primary operating and reportable segment. Reportable segment assets include proved and unproved oil and gas minerals and leasehold, lease and well equipment and capitalized intangible drilling costs.

The following table presents financial information for our reportable segment assets:

	December 31,
	2024	2023
Oil and Gas Properties, Gross	$81,420,971	$72,555,974
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(62,476,410)	(57,622,564)
Oil and Gas Properties, Net	$18,944,561	$14,933,410

Reportable segment revenue include oil and gas sales and lease bonuses. We also include Other Operating Income/(Loss), Equity Income in Investees, Interest Expense and Other Income categories to reconcile segment revenues, segment profit and other business activities to our operating results. Components in these categories do not meet the criteria to be considered reportable segments. See Note 3 – Summary of Significant Accounting Policies, Receivables and Revenue Recognition for information related to oil and gas revenue recognition.

The Other Operating categories includes water well drilling and associated expenses, and corporate expenses. Equity Income in Investees includes results of investment entities accounted for under the equity method. Interest Expense includes interest on the Note Payable discussed in Note 9 – Note Payable. Other Income includes various components discussed in Note 12 – Other Income, Net.

The following table presents financial information for our reportable segment and income before income taxes:

	Year Ended December 31,
Segment Revenues	2024	2023
Oil and Gas Sales & Lease Bonus	$15,334,688	$12,680,635
Total Reportable Segment Revenues	15,334,688	12,680,635

Reportable Segment Expenses:
Production	4,582,170	4,383,384
Exploration	439,059	708,823
Depreciation, Depletion, Amortization and Valuation Provisions	5,218,995	5,895,470
Gain on Disposition of Oil and Gas Properties	(172,935)	(19,491)
Total Reportable Segment Expenses	10,067,289	10,968,186
Total Reportable Segment Profit	5,267,399	1,712,449

Other Operating Income/(Loss)	228,812	(377,009)
General, Administrative and Other	(3,077,150)	(2,606,906)
Equity Income in Investees	112,481	107,865
Interest Expense	(69,229)	(67,919)
Other Income, Net	24,086	970,586
Income/(Loss) Before Income Taxes and Non-Controlling Interests	$2,486,399	$(260,934)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of The Reserve Petroleum Company and our subsidiaries in which we hold a controlling interest, reflecting ownership of a majority of the voting interest, as of the financial statement date. Additionally, we consolidate VIEs under certain criteria discussed further below. All intercompany accounts and transactions have been eliminated in consolidation.

When necessary, reclassifications to the consolidated financial statements are made to prior period financial information to conform to the current year presentation. These reclassifications had no impact on previously reported net income/(loss) or retained earnings.

Variable Interest Entities

We decide at the inception of each arrangement whether an entity in which an investment is made or in which we have other variable interests is considered a VIE. Generally, an entity is a VIE if (1) the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, (2) the entity’s investors lack any characteristics of a controlling financial interest or (3) the entity was established with non-substantive voting rights.

We consolidate VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that both: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. If we are not deemed to be the primary beneficiary of a VIE, we account for the investment or other variable interests in a VIE in accordance with other applicable GAAP.

Non-Controlling Interests

When we consolidate an entity, 100% of the assets, liabilities, revenues and expenses of the subsidiary are included in the consolidated financial statements. For those consolidated entities in which our ownership is less than 100%, we record a non-controlling interest as a component of equity on the consolidated balance sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income/(loss) attributable to non-controlling interest on the Consolidated Statements of Operations. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity. See Note 8 for additional details on non-controlling interests.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

Marketable Securities:

We classify our debt and marketable equity securities as available for sale. Equity securities with readily determinable fair values and available-for-sale debt securities are recorded at fair value. Unrealized gains and losses on equity securities are reported in current earnings. Unrealized gains and losses on available-for-sale debt securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the consolidated financial statements. There were no significant, cumulative unrealized gains or losses on available-for-sale debt securities as of December 31, 2024 or 2023.

Equity Method and Other Investments:

We account for our non-marketable investments in limited liability companies on the equity method if ownership allows us to exercise significant influence.

Other investments, without readily determinable fair values, that are not accounted for on the equity method are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management reviews our other investments and the underlying projects and activity periodically and assesses the need for any impairment. See Note 7 for additional information on investments and impairment.

Receivables and Revenue Recognition

Accounts receivable, net of allowance for credit losses, for the years ending December 31, 2024, 2023 and 2022 were $2,774,487, $2,366,663 and $2,318,183, respectively.

Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred. Sales are to credit-worthy major energy purchasers with payments generally received within 60 days of transportation from the well site. Historically, we have had little, if any, uncollectible receivables; therefore, an allowance for credit losses has not been provided for oil and gas receivables.

Our revenues are primarily derived from our interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. We recognize revenue from our interests in the sales of oil and natural gas in the period that our performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when we have no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. We receive payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month, as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the consolidated balance sheets. Variances between our estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained.

A portion of oil and gas sales recorded in the consolidated Statements of Operations are the result of estimated volumes and pricing for oil and gas products not yet received for the year. For the years ending December 31, 2024, 2023 and 2022, that estimate represented approximately $1,986,995, $977,894 and $1,142,304, respectively, of accrued oil and gas sales included in the consolidated Statements of Operations.

Our contracts with customers originate at or near the time of delivery and transfer of control of oil and natural gas to the purchasers. As such, we do not have significant unsatisfied performance obligations. Our oil is typically sold at delivery points under contract terms that are common in our industry. Our natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in our industry. However, under these contracts, the natural gas may be sold to a single purchaser or may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to us for our share in the value of the oil and natural gas sold.

Our disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Year Ended December 31,
	2024	2023
Oil Sales	$12,008,568	$10,037,559
Natural Gas Sales	2,721,772	2,155,986
Miscellaneous Oil and Gas Product Sales	409,195	296,502
	$15,139,535	$12,490,047

We recognize revenue from lease bonuses when we have received an executed lease agreement with a third party transferring the rights to explore for and produce any oil or gas they may find within the terms of the lease, the payment has been collected and we have no obligation to refund the payment. We recognize the lease bonus as a cost recovery with any excess above our cost basis in the mineral properties being treated as income. Water well drilling revenue and resulting receivables are recognized based on our right to invoice as services are performed. See Note 8 for information related to allowance for credit losses of uncollectible TWS receivables recorded in 2024.

Property, Plant and Equipment

Oil and gas properties are accounted for on the successful efforts method. The acquisition, exploration and development costs of producing properties are capitalized. We have not historically had any capitalized exploratory drilling costs that are pending determination of reserves for more than one year. All costs relating to unsuccessful exploratory wells, geological and geophysical costs, delay rentals and abandoned properties are expensed. Lease costs related to unproved properties are amortized over the life of the lease and are assessed for impairment when indicators of impairment are present. Any impairment of value is charged to expense.

We assess our proved oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Such events include, but are not limited to, declines in commodity prices, increases in operating costs, unfavorable reserve revisions, poor well performance, changes in development plans and potential property divestitures. The impairment test compares undiscounted future net cash flows to the assets’ net book value. These undiscounted cash flows are driven by significant assumptions, including our expected future development activity, reserve estimates, forecasted pricing, future operating costs, capital expenditures and severance taxes. If the net capitalized costs exceed undiscounted future net cash flows, then the cost of the property is written down to fair value utilizing a discounted future net cash flow analysis.

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

Other property and equipment are depreciated on the straight line, declining balance, or other accelerated method as appropriate.

The following estimated useful lives, in years, are used for property and equipment:

Furniture and Fixtures	5	to	10
Automobiles	5	to	8
Salt Water Disposal and Injection Wells, Other Equipment	7	to	10

Income Taxes

We utilize an asset/liability approach to calculating deferred income taxes. Deferred income taxes are provided to reflect temporary differences in the basis of net assets and liabilities for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if a determination is made that it is more likely than not that some or all the deferred assets will not be realized based on the weight of all available evidence.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based upon the technical merits of the position. We will record the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with taxing authorities.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions as of December 31, 2024 and 2023. The federal income tax returns for 2021, 2022 and 2023 are subject to examination. See Note 6 for discussion of income taxes.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2024 and 2023, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

Our receivables relate primarily to sales of oil and natural gas to purchasers with operations in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming. We had two purchasers in 2024 whose total purchases were 34% of total oil and gas sales and one purchaser in 2023 whose purchases were 11% of total oil and gas sales.

We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk with respect to cash and cash equivalents.

Our investment in marketable equity securities consists of equity interests in both U.S. and international entities involved in a broad range of industries. These marketable equity securities are subject to overall market risks, which could result in a temporary or permanent decline in the fair value of these securities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include oil and natural gas reserve quantities that form the basis for the calculation of amortization and impairment of oil and natural gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Actual results could differ from the estimates and assumptions used in the preparation of our consolidated financial statements.

Gas Balancing

Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold. A liability is recorded when our excess takes of natural gas volumes exceed our estimated remaining recoverable reserves (over-produced). No receivables are recorded for those wells where we have taken less than our ownership share of gas production (under-produced).

Guaranties

At the inception of a guaranty or subsequent modification, we record a liability for the fair value of the obligation undertaken in issuing the guaranty. We record a liability for our obligations when it becomes probable that we will have to perform under the guaranty. We have issued guaranties associated with our consolidated VIE, Grand Woods and our equity method investments. See Note 7 for discussion of equity investments.

Asset Retirement Obligation

We record the fair value of our estimated liability to retire our oil and natural gas producing properties in the period in which it is incurred (typically the date of first sales). The estimated liability is calculated by obtaining current estimated plugging costs from the well operators, inflating it over the life of the property and discounting the estimated obligation to its present value. Current year inflation rate used is 2.50%. When the liability is first recorded, a corresponding increase in the carrying amount of the related long-lived asset is also recorded. Subsequently, the asset is amortized to expense over the life of the property and the liability is increased annually for the change in its present value. Current year discount rate used is 7.50%.

The following table summarizes the asset retirement obligation for 2024 and 2023:

	2024	2023
Beginning balance at January 1	$2,566,368	$2,809,257
Liabilities incurred	15,310	22,482
Liabilities settled (wells sold or plugged)	—	(33,015)
Accretion expense	167,756	72,885
Revision to estimate	(387,374)	(305,241)
Ending balance at December 31	$2,362,060	$2,566,368

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to:
•Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities (or other amounts of depletion expense) included in each relevant expense caption.
•Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. And disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not anticipate the adoption of this update to have a material impact on our financial position, results of operations or cash flow.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. We do not anticipate the adoption of this update to have a material impact on our financial position, results of operations or cash flow.

On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. We do not anticipate the adoption of this update to have a material impact on our financial position, results of operations or cash flow.

Pronouncements Adopted in 2024

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures. Under this ASU, the scope and frequency of segment disclosures is increased to provide investors with additional detail about information utilized by an entity’s “Chief Operating Decision Maker.” This ASU was effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The new guidance did not have any impact on our financial position, results of operations or cash flows.

Note 4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

	Shares Issued	Shares of Treasury Stock	Shares Outstanding
January 1, 2023, $.50 par value stock, 200,000 shares authorized	184,735	28,578	156,157
Purchase of stock	—	461	(461)
December 31, 2023, $.50 par value stock, 200,000 shares authorized	184,735	29,039	155,696
Purchase of stock	—	3,758	(3,758)
December 31, 2024, $.50 par value stock, 200,000 shares authorized	184,735	32,797	151,938

Note 5 – MARKETABLE SECURITIES

At December 31, 2023, available-for-sale debt securities, consisting entirely of U.S. government securities, were due within one year or less by contractual maturity. There were none held at December 31, 2024. In 2024, we recorded realized gains of $66,167 and unrealized gains of $309,294 with respect to equity securities. In 2023, we recorded realized losses of $248,329 and unrealized gains of $363,932 with respect to equity securities.

Note 6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2024	2023
Assets:
Payables & Other	$134,793	$19,850
Net Operating Loss Carryforward	172,544	—
Net Leasehold Reserves	129,319	162,128
Long-Lived Asset Impairment	1,519,834	1,336,249
Investment Impairment	66,968	—
Deferred Geological and Geophysical Expense	12,348	34,790
Unrealized Equity Securities and Capital Gains	134,586	198,875
Asset Retirement Obligation	499,245	404,401
Total Assets	2,669,637	2,156,293
Liabilities:
Receivables	417,269	205,358
Intangible Drilling Costs	2,758,146	2,028,594
Depletion and Depreciation	821,003	811,686
Investments	203,345	220,652
Other	123,831	109,514
Total Liabilities	4,323,594	3,375,804
Net Deferred Tax Liability	$(1,653,957)	$(1,219,511)

The following table summarizes the current and deferred portions of income tax provision/(benefit):

	Year Ended December 31,
	2024	2023
Current Tax Provision/(Benefit):
Federal	$65,137	$224,976
State	(184)	3,707
Total Current Tax Provision	64,953	228,683
Deferred Tax Provision/(Benefit)	434,446	(400,084)
Total Income Tax Provision/(Benefit)	$499,399	$(171,401)

The total income tax provision/(benefit) expressed as a percentage of income before income tax was 22% for 2024 and 66% for 2023.

These amounts differ from the amounts computed by applying the statutory U.S. federal enacted income tax rate of 21% for 2024 and 2023 as summarized in the following reconciliation:

	Year Ended December 31,
	2024	2023
Computed Federal Tax Provision/(Benefit):	$472,653	$(54,796)
Increase/(Decrease) in Tax from:
Allowable Depletion in Excess of Basis	—	(61,358)
Prior Year Provision Adjustments	26,594	(36,746)
Dividend Received Deduction	(10,308)	(6,110)
State Income Tax Provision/(Benefit)	(184)	3,707
Other	10,644	(16,098)
Income Tax Provision/(Benefit)	$499,399	$(171,401)
Effective Tax Rate	22%	66%

Excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, reduces estimated taxable income projected for any year. When a provision for income taxes is recorded, federal excess percentage depletion benefits decrease the effective tax rate. When a benefit for income taxes is recorded, federal excess percentage depletion benefits increase the effective tax rate. The benefit of federal excess percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income is relatively small or a pre-tax loss, the proportional effect of these items on the effective tax rate may be significant. We have available at December 31, 2024, approximately $172,544 of U.S. Federal net operating loss (“NOL”) carryforwards, that may be carried forward and applied against future taxable income. These NOL carryforwards do not expire but are subject to an 80% of taxable income utilization.

Note 7 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company's Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. We lease our corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $44,716 for 2024 and 2023. Our investment in Broadway 68 totaled $119,570 and $123,901 at December 31, 2024 and 2023, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. Our investment in Broadway 72 totaled $1,024,460 and $1,075,782 at December 31, 2024 and 2023, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. We have guarantied 20% of a $860,000 development loan that matures July 15, 2025 and 20% of a $585,000 construction loan that matures May 25, 2025. Our investment in QSN totaled $331,665 and $307,325 at December 31, 2024 and 2023, respectively. We do not anticipate the need to perform on the guaranties of the loans.

Stott’s Mill (“Stott’s Mill”), with a 50% ownership, was acquired in 2022. Stott’s Mill consists of two residential lots in a developing subdivision located in Basalt, CO. Our investment in Stott’s Mill totaled $686,353 and $708,179 at December 31, 2024 and 2023, respectively.

Victorum BRH Investment, LLC (“BRH”), with a 15.06% ownership, was acquired in 2021 through Victorum BRH2 Investment, LLC and in 2022 through Victorum BRH3 Investment, LLC. In 2024, Victorum combined each of their Berry Rock investments into BRH and it adjusted our interest to 15.06%. BRH serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. Our investment in BRH totaled $317,385 and $603,603 at December 31, 2024 and 2023, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. Impairment losses based on a significant deterioration in the earnings performance and business prospects of the investee recorded in 2024 were $67,193. Our investment in Bailey totaled $5,434 and $77,377 at December 31, 2024 and 2023, respectively.

Cloudburst International, Inc. (“Cloudburst”), with a 8.85% ownership, was acquired in 2021. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. Our investment in Cloudburst totaled $1,596,007 at December 31, 2024 and 2023.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. Impairment losses based on a significant deterioration in the earnings performance and business prospects of the investee recorded in 2024 were $111,958. Our investment in Genlith totaled $140,000 and $311,958 at December 31, 2024 and 2023, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City and over time has sold all but approximately 13 acres. Our investment in OKC totaled $67,482 at December 31, 2024 and 2023.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. We participate with minority ownership in an assortment of investments held with VCC. Impairment losses based on a significant deterioration in the earnings performance and business prospects of the investee recorded in 2024 were $139,743. Our investment in VCC special purpose investment vehicles totaled $227,306 and $357,259 at December 31, 2024 and 2023, respectively.

VCC Venture Fund I, LP (“VCC Venture”), serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. We committed to a $250,000 investment in VCC Venture. Our investment in VCC Venture totaled $156,250 and $93,750 at December 31, 2024 and 2023, respectively. The balance at December 31, 2024 represents 62.5% of our capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. We committed to a $1,000,000 investment in Cortado II-A on June 20, 2023. Our investment in Cortado II-A totaled $600,000 and $500,000 at December 31, 2024 and 2023, respectively. The balance at December 31, 2024 represents 60% of our capital commitment.

Cypress MWC, LLC ("Cypress"), with 15% ownership was acquired in 2024. Cypress is a town home development in Midwest City, Oklahoma. We committed to a $750,000 investment in Cypress. Our investment in Cypress totaled $375,000 at December 31, 2024, which represents 50% of our capital commitment.

Note 8 – NON-CONTROLLING INTERESTS AND VARIABLE INTEREST ENTITIES

Grand Woods is accounted for as a consolidated VIE. Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. We own an 80.37% interest in Grand Woods in the form of 47.08 Class A units and 546,735 Class C units, with the remaining non-controlling member interests held by other members, including 8.72% owned by executive officers of the Company. We are the only guarantor of $1,200,000 of the note payable held by Grand Woods. See Note 9 for terms and guaranty of debt held by Grand Woods, which is included in the consolidated balance sheets. As a result of our guaranty of $1,200,000 of Grand Woods debt, the note holder has partial recourse to the Company for the consolidated VIE’s liabilities.

In 2023, Grand Woods had a letter of interest in place for a sale of the land that was anticipated to close in 2024. Buyers performed due diligence, but financing conditions changed that prevented the sale from closing. The land was previously reported in Other Investments on the Consolidated Balance Sheets in 2023, and has been reclassified to Other Property and Equipment on the Consolidated Balance Sheets. Grand Woods land costs totaled $2,171,828 at December 31, 2024 and 2023.

TWS is accounted for as a consolidated VIE. TWS entered into an agreement ("TWS Agreement") with TWS South, LLC ("TWS South"), a Texas limited liability company, on March 19, 2021, to form a water well drilling company where TWS would provide funding for equipment and operations, with TWS South providing industry expertise for operations and securing customers in the central Texas region. Equipment and vehicles totaling $330,000 were purchased by TWS South and operating cash of $70,000 was made available to begin operations. The TWS Agreement provided that TWS receive all net profits until a total of $300,000 plus 1.2 times any additional funding was reached. Since the effective date of the TWS Agreement, we have contributed $1,150,000 with losses totaling $1,088,695 as of December 31, 2024. Due to the TWS Agreement, TWS South was a consolidated VIE of TWS.
The TWS Agreement stated that if net profits received by us did not reach $300,000 plus 1.2 times any additional funding within twelve months of the effective date, we had the right to terminate the TWS Agreement. The TWS Agreement also stated that TWS South would devote substantially all time and attention to the project. Following the discovery that TWS South breached the TWS Agreement by assuming ownership and operating another drilling company, we terminated the TWS Agreement on April 19, 2024.

On the April 19, 2024 termination date, TWS South balance sheet items consisted of a drilling rig, various equipment and vehicles with net book value of $296,717, accounts receivable of $465,977, cash of $89,812, and no liabilities. TWS South paid cash of $85,410 to TWS and agreed to pay TWS any additional funds collected from payments on accounts receivable. TWS South holds title to each of the vehicles, with TWS as lienholder. TWS is also lienholder on the drilling rig, which is registered under TWS South as machinery in Texas. The equipment and vehicles are no longer consolidated as of the April 19, 2024 termination date. Deconsolidation of TWS South resulted in a loss of $296,717, which is recorded in Other Income, Net on the Consolidated Statements of Operations.

In September 2024, we were notified of a breach of contract and negligence lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff seeks relief in excess of $1,000,000. As of December 31, 2024, the facts of the case are still in discovery and we do not have enough information to determine whether a contingent liability exists for TWS, therefore there is no liability recorded. The lawsuit does, however, create significant uncertainty about the collectibility of TWS South accounts receivable and the corresponding ability to pay TWS additional payments, therefore, an allowance for credit losses in the amount of $465,977 is recorded in Accounts Receivable on the Consolidated Balance Sheets, with a bad debt expense recorded in General, Administrative and Other on the Consolidated Statements of Operations. We will record additional consideration if received after any settlements are reached, which may reduce the loss recorded in future periods.

The following tables present the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of December 31, 2024 and 2023 and exclude intercompany balances that eliminate in consolidation. Assets in the table below may only be used to settle obligations of each entity and include third party assets and liabilities only.

	December 31, 2024
	Grand Woods	TWS	Total
Assets:
Cash	$19,826	$61,305	$81,131
Total Current Assets	19,826	61,305	81,131
Other Property and Equipment, at cost	2,171,828	—	2,171,828
Total Assets	$2,191,654	$61,305	$2,252,959

Liabilities:
Accounts Payable	$534	$—	$534
Note Payable, Current Portion	148,155	—	148,155
Total Current Liabilities	148,689	—	148,689
Note Payable, Less Current Portion	1,010,581	—	1,010,581
Total Liabilities	$1,159,270	$—	$1,159,270

	December 31, 2023
	Grand Woods	TWS	Total
Assets:
Cash	$138,690	$154,653	$293,343
Accounts Receivable	—	640	640
Total Current Assets	138,690	155,293	293,983
Other Property and Equipment, at cost	2,171,828	471,219	2,643,047
Less – Accumulated Depreciation	—	(168,274)	(168,274)
Other Property and Equipment, Net	2,171,828	302,945	2,474,773
Total Assets	$2,310,518	$458,238	$2,768,756

Liabilities:
Accounts Payable	$—	$398	$398
Note Payable, Current Portion	142,136	—	142,136
Total Current Liabilities	142,136	398	142,534
Note Payable, Less Current Portion	1,158,736	—	1,158,736
Total Liabilities	$1,300,872	$398	$1,301,270

Note 9 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,043 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at December 31, 2024 is $1,158,736, of which $148,155 is classified as current. Interest paid on the Note totaled $50,274 in 2024 and $55,773 in 2023. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. We do not anticipate the need to perform on the guarantee of the Note prior to a sale of the underlying property.

Below is a schedule of future principal payments that we are obligated to make on the outstanding Note at December 31, 2024:

Years Ending December 31,	Principal Payments
2025	148,155
2026	1,010,581
$1,158,736

Note 10 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

All our oil and gas operations are within the continental United States. In connection with our oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2024	2023
Acquisition of Properties:
Unproved	$2,141,770	$2,778,208
Proved	—	1,895,869
Exploration Costs	1,325,913	1,941,369
Development Costs	6,762,319	1,768,303
Asset Retirement Obligation	15,310	22,482

Note 11 – FAIR VALUE MEASUREMENTS

We use a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

During 2023, there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of our assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. We determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, public Net Asset Values ("NAV") and where applicable, securities with similar maturity dates and interest rates. Level 3 assets use NAV as fair value. At December 31, 2024 and 2023, our assets reported at fair value on a recurring basis are summarized as follows:

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$1,450,604	$—	$—
International Equities	113,402	—	—
Others	—	—	762,330
	$1,564,006	$—	$762,330

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Available-for-Sale Debt Securities – U.S.
Treasury Bills Maturing within 1 year	$—	$2,220,901	$—
Equity Securities:
Domestic Equities	2,321,275	—	—
International Equities	130,005	—	—
Others	212,786	—	—
	$2,664,066	$2,220,901	$—

The fair value hierarchy tables do not include investments where we have elected to use the NAV as a practical expedient to determine the fair value. These assets consist of a private business development fund classified under section 3(c)(7) of the Investment Company Act of 1940. Liquidity is only attained through sales on the secondary market.

A reconciliation to the consolidated balance sheet equity securities is as follows:

	December 31, 2024	December 31, 2023
Level 1 Assets	1,564,006	$2,664,066
Level 2 Assets	—	—
Level 3 Assets	762,330	—
Assets using NAV as a practical expedient, with a remaining commitment of $155,674	174,858	—
Total	$2,501,194	$2,664,066

The $762,330 in Level 3 assets in the fair value hierarchy tables using NAV that is published and used for current transactions as fair value consists of a private perpetual business development fund. Redemption terms include expected quarterly repurchase offers pursuant to a unit repurchase program of up to 5% of outstanding units, either by number of units or aggregate net asset value as of such quarter end.

A roll forward of our level 3 investments is as follows:

2024
Balance as of December 31, 2023	$—
Purchases	767,907
Changes in Unrealized Loss included in Other Income, Net	(5,577)
Balance as of December 31, 2024	$762,330

Remaining Unfunded Commitments	$—

Non-recurring Fair Value Measurements

Our asset retirement obligation incurred annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred was $15,310 and $22,482 at December 31, 2024 and 2023, respectively, and was calculated using Level 3 inputs. See Note 3 for more information about this liability and the inputs used for calculating fair value.

The fair value of oil and gas properties used in estimating impairment losses of $1,949,148 and $2,393,015 in 2024 and 2023, respectively, were based on Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of operations in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

Fair Value of Financial Instruments

Our other financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables. As of December 31, 2024 and 2023, the historical cost of cash and cash equivalents, trade receivables, trade payables are considered representative of their respective fair values due to the short-term maturities of these items.

Note 12 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Year Ended December 31,
	2024	2023
Net Realized and Unrealized Gain on Equity Securities	$375,461	$115,603
Gain on Other Asset Sales	42,112	—
Interest Income	201,277	440,244
Dividend Income	98,171	58,193
Accretion Expense	(167,756)	(72,885)
Loss on Deconsolidation of TWS South, LLC	(296,717)	—
Impairment of Other Investments	(318,894)	—
Income from Other Investments	55,937	363,738
Miscellaneous Income and Expenses	34,495	65,693
Other Income, Net	$24,086	$970,586

Note 13 – DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan to which both the Company and eligible employees may contribute. Company matching contributions are 100% of employee contributions up to 6% of annual salary. Our share of expenses relating to these matching contributions was $63,866 and $61,454 in 2024, and 2023, respectively.

Note 14 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are affiliated by common management and ownership with Lochbuie LLC (“Lochbuie”). We also own or have owned interests in certain producing and non-producing oil and gas properties as tenants in common with the affiliate.

Lochbuie shares facilities and employees, including executive officers, with the Company. We are reimbursed for services, facilities and miscellaneous business expenses incurred, including the affiliate's share of salaries. Total reimbursement was $227,958 and $172,949 in 2024 and 2023, respectively. Lochbuie's share of salaries included in the reimbursements was $152,761 and $107,981 in 2024 and 2023, respectively.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2024	2023
Oil and Condensate (Bbls)
Proved Developed Reserves:
Beginning of Year	565,897	765,994
Revisions of Previous Estimates	70,771	(170,142)
Extensions and Discoveries	135,875	74,183
Purchase of Reserves	—	—
Production	(137,389)	(104,138)
End of Year	635,154	565,897

Proved Developed Reserves:
Beginning of Year	565,897	765,994
End of Year	635,154	565,897

Gas (MCF)
Proved Developed Reserves:
Beginning of Year	2,435,477	3,077,205
Revisions of Previous Estimates	427,002	(608,967)
Extensions and Discoveries	1,208,316	472,154
Purchase of Reserves	—	—
Production	(684,859)	(504,915)
End of Year	3,385,936	2,435,477

Proved Developed Reserves:
Beginning of Year	2,435,477	3,077,205
End of Year	3,385,936	2,435,477

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)
Notes:

1.Estimates of royalty interests’ reserves, on properties in which we do not own a working interest, have not been included because the information required for the estimation of such reserves is not available. Our share of production from our net royalty interests was 28,595 Bbls of oil and 314,634 MCF of gas for 2024 and 29,986 Bbls of oil and 263,849 MCF of gas for 2023.

2.The preceding table sets forth estimates of our proved oil and gas reserves, together with the changes in those reserves, as prepared by our engineer for 2024 and 2023. Our engineer’s qualifications set forth in the Proxy Statement and as incorporated into Item 10 of this Form 10-K, are incorporated herein by reference. All reserves are located within the United States.

3.The Company emphasizes that the reserve volumes shown are estimates, which by their nature are subject to revision in the near term. The estimates have been made by utilizing geological and reservoir data, as well as actual production performance data available to us. These estimates are reviewed annually and are revised upward or downward as warranted by additional performance data. Our engineer is not independent but strives to use an objective approach in calculating our working interest reserve estimates.

4.Our internal controls relating to the calculation of our working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2024 summary reserve report was tested by comparison to 2024 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTEREST
OIL AND GAS RESERVES
(Unaudited)

	Year Ended December 31,
	2024	2023
Future Cash Inflows	$54,023,769	$46,985,495

Future Production and Development Costs	(24,732,217)	(24,793,198)

Future Asset Retirement Obligation	(3,855,381)	(3,196,694)

Future Income Tax Expense	(2,106,855)	(133,859)

Future Net Cash Flows	23,329,316	18,861,744

10% Annual Discount for Estimated Timing of Cash Flows	(7,508,319)	(5,563,580)

Standardized Measure of Discounted Future Net Cash Flows	$15,820,997	$13,298,164

Estimates of future net cash flows from our proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2023 and 2024, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS FROM
PROVED WORKING INTEREST RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2024	2023
Standardized Measure, Beginning of Year	$13,298,164	$23,905,890

Sales and Transfers, Net of Production Costs	(7,495,184)	(5,232,550)

Net Change in Sales and Transfer Prices, Net of Production Costs	(1,030,872)	(12,900,661)

Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	10,443,504	5,037,358

Revisions of Quantity Estimates	863,992	(3,250,921)

Accretion of Discount	2,039,998	1,631,935

Purchases of Reserves in Place	—	—

Net Change in Income Taxes	(1,252,612)	3,206,768

Net Change in Asset Retirement Obligation	(372,065)	(44,314)

Changes in Production Rates (Timing) and Other	(673,928)	944,659

Standardized Measure, End of Year	$15,820,997	$13,298,164

SUPPLEMENTAL SCHEDULE 4

THE RESERVE PETROLEUM COMPANY
RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

The following table includes revenues and expenses associated with our oil and gas producing activities. It does not include any allocation of our interest costs or general corporate overhead and, therefore is not necessarily indicative of the contribution to net earnings of our oil and gas operations. Income tax expense has been calculated using statutory income tax rates, and then giving effect to permanent differences associated with oil and gas producing activities.

	Year Ended December 31,
	2024	2023
Oil and gas sales	$15,139,535	$12,490,047

Production expenses	(4,582,170)	(4,383,384)

Exploration expenses	(439,059)	(708,823)

Depreciation, depletion, amortization and valuation provisions	(5,163,747)	(5,846,300)

Accretion of asset retirement obligations	(167,756)	(72,885)

Income tax expenses	(1,005,229)	(602,699)

Results of operations	$3,781,574	$875,956

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a Smaller Reporting Company, Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting
Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors and executive officers, Section 16(a) Beneficial Ownership Reporting Compliance, the Company’s Code of Ethics, Corporate Governance and any other information called for by this item is incorporated by reference to the Proxy Statement. The Company has not adopted a separate insider trading policy due to our limited number of employees. Our existing Code of Ethics for Senior Officers provides generally that our senior officers will comply with all rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies; this includes federal rules against insider trading.

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
Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Eddy R. Ditzler
Kyle L. McLain (Chairman of the Board)	Eddy R. Ditzler (Director)
March 31, 2025	March 31, 2025

/s/ Marvin E. Harris, Jr.	/s/ William M. Smith
Marvin E. Harris, Jr. (Director)	William M. Smith (Director)
March 31, 2025	March 31, 2025