Form 10-Q
period 2025-03-31
RESERVE PETROLEUM CO
filed 2025-05-15
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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

As of May 6, 2025, 151,779 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	March 31, 2025	December 31, 2024
Current Assets:
Cash and Cash Equivalents	$5,234,110	$3,923,822
Equity Securities	2,163,770	2,501,194
Refundable Income Taxes	235,891	236,482
Accounts Receivable	3,576,315	2,774,487
Total Current Assets	11,210,086	9,435,985

Investments:
Equity Method Investments	2,489,518	2,479,433
Other Investments	3,276,329	3,176,329
Total Investments	5,765,847	5,655,762

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	4,642,715	4,751,323
Proved Properties	77,663,368	76,669,648
Oil and Gas Properties, Gross	82,306,083	81,420,971
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(63,213,113)	(62,476,410)
Oil and Gas Properties, Net	19,092,970	18,944,561
Other Property and Equipment, at Cost	2,520,198	2,520,198
Less – Accumulated Depreciation	(189,793)	(176,733)
Other Property and Equipment, Net	2,330,405	2,343,465
Total Property, Plant and Equipment, Net	21,423,375	21,288,026
Total Assets	$38,399,308	$36,379,773

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	March 31, 2025	December 31, 2024

Current Liabilities:
Accounts Payable	$221,967	$520,182
Other Current Liabilities	57,527	45,180
Note Payable, Current Portion	149,641	148,155
Total Current Liabilities	429,135	713,517

Long-Term Liabilities:
Asset Retirement Obligation	2,409,691	2,362,060
Deferred Tax Liability, Net	2,189,259	1,653,957
Note Payable, Less Current Portion	972,836	1,010,581
Total Long-Term Liabilities	5,571,786	5,026,598
Total Liabilities	6,000,921	5,740,115

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,472,631	32,694,470
Equity Before Treasury Stock	34,629,999	32,851,838
Less – Treasury Stock, at Cost	(2,442,781)	(2,417,341)
Total Equity Applicable to The Reserve Petroleum Company	32,187,218	30,434,497
Non-Controlling Interests	211,169	205,161
Total Equity	32,398,387	30,639,658
Total Liabilities and Equity	$38,399,308	$36,379,773
(1) At March 31, 2025 and December 31, 2024, includes approximately $2,307,299 and $2,252,959, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $1,122,477 and $1,159,270, respectively, of liabilities of consolidated variable interest entities for which creditors do have partial recourse to the general credit of the Company. For more information, see Note 6 – Non-Controlling Interest and Variable Interest Entities.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Revenues:
Oil and Gas Sales	$3,851,465	$3,011,642
Lease Bonuses and Other	456,650	—
Water Well Drilling Services	—	615,480
Total Operating Revenues	4,308,115	3,627,122

Operating Costs and Expenses:
Production	1,048,361	966,151
Exploration	104,279	159,199
Water Well Drilling Services	—	378,589
Depreciation, Depletion, Amortization and Valuation Provision	907,878	509,169
Gain on Disposition of Oil and Gas Properties	(492,282)	—
General, Administrative and Other	671,435	674,136
Total Operating Costs and Expenses	2,239,671	2,687,244
Income from Operations	2,068,444	939,878
Equity Income in Investees	39,180	23,541
Interest Expense	(16,149)	(16,788)
Other Income, Net	224,146	219,609
Income Before Income Taxes and Non-Controlling Interests	2,315,621	1,166,240
Income Tax Provision/(Benefit):
Current	12,234	(307,271)
Deferred	535,302	746,995
Total Income Tax Provision	547,536	439,724
Net Income	$1,768,085	$726,516
Less: Net Loss Attributable to Non-Controlling Interests	(10,076)	(10,492)
Net Income Attributable to Common Stockholders	$1,778,161	$737,008

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$11.71	$4.75
Weighted Average Shares Outstanding, Basic	151,813	155,151

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended March 31, 2025
Balance as of December 31, 2024	$92,368	$65,000	$32,694,470	$(2,417,341)	$205,161	$30,639,658
Net Income/(Loss)	—	—	1,778,161	—	(10,076)	1,768,085
Purchase of Treasury Stock	—	—	—	(25,440)	—	(25,440)
Capital Contributions	—	—	—	—	16,084	16,084
Balance as of March 31, 2025	$92,368	$65,000	$34,472,631	$(2,442,781)	$211,169	$32,398,387

Three Months Ended March 31, 2024
Balance as of December 31, 2023	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604
Net Income/(Loss)	—	—	737,008	—	(10,492)	726,516
Purchase of Treasury Stock	—	—	—	(126,020)	—	(126,020)
Capital Contributions	—	—	—	—	3,749	3,749
Balance as of March 31, 2024	$92,368	$65,000	$32,949,074	$(1,946,547)	$193,954	$31,353,849
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash Provided by/(Applied to) Operating Activities:
Net Income	$1,768,085	$726,516
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	907,879	509,169
Depreciation Attributable to TWS	—	18,973
Accretion of Asset Retirement Obligation	43,557	41,029
Expired Leases	—	6,265
Gain on Disposition of Oil and Gas Properties	(492,282)	—
Cash Distributions from Equity Method Investees	35,370	20,000
Gain on Equity Method and Other Investments	(39,180)	(6,905)
Net (Gain)/Loss on Equity Securities	25,154	(133,691)
Change in Deferred Tax Liabilities, Net	535,302	746,995
Change in Refundable Income Taxes and Accounts Receivable	(801,237)	(114,242)
Change in Accounts Payable and Other Current Liabilities	(75,758)	(209,911)
Net Cash Provided by Operating Activities	$1,906,890	$1,604,198

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	$—	$2,534,727
Purchase of Available-for-Sale Debt Securities	—	(313,826)
Proceeds from Disposal of Oil and Gas Properties	1,580,166	—
Purchase of Property, Plant and Equipment	(2,337,148)	(2,880,762)
Purchase of Investments	(106,275)	(230,050)
Cash Distributions from Other Investments	—	4,000
Sale of Equity Securities	803,515	2,361,375
Purchase of Equity Securities	(491,245)	(2,327,691)
Net Cash Applied to Investing Activities	$(550,987)	$(852,227)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash Provided by/(Applied to) Financing Activities:
Principal Payments on Note Payable	$(36,259)	$(35,064)
Capital Contributions from Non-Controlling Interests	16,084	3,749
Purchase of Treasury Stock	(25,440)	(126,020)
Total Cash Applied to Financing Activities	(45,615)	(157,335)

Net Change in Cash and Cash Equivalents	1,310,288	594,636
Cash and Cash Equivalents, Beginning of Period	3,923,822	5,218,474
Cash and Cash Equivalents, End of Period	$5,234,110	$5,813,110

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$11,844	$13,039
Income Taxes Paid (Net of Refunds Received)	$—	$(11,201)

Supplemental Schedule of Noncash Investing and Financing Activities:
Net (Increase)/Decrease in Accounts Payable for Property, Plant and Equipment Additions	$210,110	$(900,424)
Net (Increase)/Decrease in Asset Retirement Obligation	$(4,074)	$387,374
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 1 – BASIS OF PRESENTATION

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company focused on exploration and production. In addition to its core operations, the Company manages a diverse investment portfolio. Our consolidated subsidiaries consist of Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company and wholly owned Trinity Water Services, LLC ("TWS"), an Oklahoma limited liability company. Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “its,” “our,” and “we” are to The Reserve Petroleum Company and its consolidated subsidiaries.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of The Reserve Petroleum Company and its subsidiaries in which we hold a controlling interest, reflecting ownership of a majority of the voting interest, as of the financial statement date. Additionally, we consolidate Variable Interest Entities (“VIEs”) under certain criteria discussed further below. All intercompany accounts and transactions have been eliminated in consolidation. When necessary, reclassifications to the consolidated financial statements are made to prior period financial information to conform to the current year presentation. These reclassifications had no impact on net income or retained earnings.

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (hereinafter the “2024 Form 10-K”).

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Non-Controlling Interests

When we consolidate an entity, 100% of the assets, liabilities, revenues and expenses of the subsidiary are included in the consolidated financial statements. For those consolidated entities in which our ownership is less than 100%, we record a non-controlling interest as a component of equity on the consolidated balance sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income (loss) attributable to non-controlling interest on the Consolidated Statements of Income. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity. See Note 6 for additional details on non-controlling interests.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024. We do not anticipate the adoption of this update to have a material impact on our financial position, results of operations or cash flow.

In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). We adopted this pronouncement effective January 1, 2025. There have been no newly formed joint ventures since adoption.

Note 2 – SEGMENT REPORTING

We have identified Oil and Gas as a reportable segment, which includes oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming.

The following table presents financial information for our reportable segment assets:

	March 31, 2025	December 31, 2024
Oil and Gas Properties, Gross	$82,306,083	$81,420,971
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(63,213,113)	(62,476,410)
Oil and Gas Properties, Net	$19,092,970	$18,944,561

In our reconciliation to income before income taxes, in addition to segment information, we include Other Operating Income, Equity Income in Investees, Interest Expense and Other Income categories to reconcile segment revenues, segment profit and other business activities to our operating results. Components in these categories do not meet the criteria to be considered reportable segments.

The following table presents financial information for our reportable segment and a reconciliation to income before income taxes:

	Three Months Ended March 31,
Segment Revenues	2025	2024
Oil and Gas Sales & Lease Bonus	$4,308,115	$3,011,642

Reportable Segment Expenses:
Production	1,048,361	966,151
Exploration	104,279	159,199
Depreciation, Depletion, Amortization and Valuation Provision	907,878	509,169
Gain on Disposition of Oil and Gas Properties	(492,282)	—
Total Reportable Segment Expenses	1,568,236	1,634,519
Total Reportable Segment Profit	2,739,879	1,377,123

Other Operating Income	—	236,891
General, Administrative and Other	(671,435)	(674,136)
Equity Income in Investees	39,180	23,541
Interest Expense	(16,149)	(16,788)
Other Income, Net	224,146	219,609
Income Before Income Taxes and Non-Controlling Interests	$2,315,621	$1,166,240

Note 3 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the Consolidated Statements of Income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the three months ended March 31, 2025 and 2024, that estimate represented $2,782,286 and $1,702,565, respectively, of oil and natural gas sales included in the Consolidated Statements of Income.

Our disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales.

The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended March 31,
	2025	2024
Oil Sales	$2,642,701	$2,450,164
Natural Gas Sales	1,123,715	514,345
Miscellaneous Oil and Gas Product Sales	85,049	47,133
	$3,851,465	$3,011,642

Note 4 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended March 31,
	2025	2024
Net Realized and Unrealized Gain/(Loss), Equity Securities	$(25,154)	$133,692
Interest Income	46,514	70,000
Dividend Income	16,398	23,358
Accretion Expense	(43,557)	(41,029)
Income from Other Investments	165,906	14,284
Miscellaneous Income	64,039	19,304
Other Income, Net	$224,146	$219,609

Note 5 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, was acquired in 1977. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. We lease our corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $11,179 during the three months ended March 31, 2025 and 2024. Our investment in Broadway 68 totaled $138,770 and $119,570 at March 31, 2025, and December 31, 2024, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2023. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. Our investment in Broadway 72 totaled $1,020,661 and $1,024,460 at March 31, 2025, and December 31, 2024, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. We have guarantied 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures May 25, 2025, which we expect to be paid upon the closing of a sale on May 23, 2025. Our investment in QSN totaled $333,580 and $331,665 at March 31, 2025, and December 31, 2024, respectively. We do not anticipate the need to perform on the guaranties of the loans.

Stott's Mill, two residential lots in a developing subdivision located in Basalt, Colorado, with a 50% ownership, was acquired in May 2022. Our investment in Stott's Mill totaled $686,353 at March 31, 2025, and December 31, 2024.

Victorum BRH Investment, LLC (“BRH”), with a 15.06% ownership, was acquired in 2021 through Victorum BRH2 Investment, LLC and in 2022 through Victorum BRH3 Investment, LLC. In 2024, Victorum combined each of their Berry Rock investments into BRH and it adjusted our interest to 15.06%. BRH serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. We receive quarterly distributions on an 11% annualized return on investment. Our investment in BRH totaled $310,154 and $317,385 at March 31, 2025, and December 31, 2024, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. Our investment in Bailey totaled $5,434 at March 31, 2025, and December 31, 2024.

Cloudburst International, Inc. (“Cloudburst”), with a 8.85% ownership, was acquired in 2021. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. Our investment in Cloudburst totaled $1,596,007 at March 31, 2025, and December 31, 2024.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2022. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. Our investment in Genlith totaled $140,000 at March 31, 2025, and December 31, 2024.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City, and there is approximately 7 acres of land remaining. Our investment in OKC totaled $67,482 at March 31, 2025, and December 31, 2024.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. We participate with minority ownership in an assortment of investments held with VCC. Our investment in VCC special purpose investment vehicles totaled $227,306 at March 31, 2025, and December 31, 2024.

VCC Venture Fund I, LP (“VCC Venture”), with less than 2% ownership, acquired in 2022, serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. We committed to a $250,000 investment in VCC Venture. Our investment in VCC Venture totaled $156,250 at March 31, 2025, and December 31, 2024. The balance at March 31, 2025, represents 62.50% of our capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, acquired in 2023, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. We committed to a $1,000,000 investment in Cortado II-A. Our investment in Cortado II-A totaled $700,000 and $600,000 at March 31, 2025, and December 31, 2024, respectively. The balance at March 31, 2025, represents 70.00% of our capital commitment.

Cypress MWC, LLC ("Cypress"), with 15% ownership, acquired in 2024, is a town home development in Midwest City, Oklahoma. We committed to a $750,000 investment in Cypress. Our investment in Cypress totaled $375,000 at March 31, 2025 and December 31, 2024, which represents 50.00% of our capital commitment.

Note 6 – NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITIES

Grand Woods is accounted for as a consolidated VIE. Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. We own an 80.37% interest in Grand Woods in the form of 47.08 Class A units and 546,735 Class C units, with the remaining non-controlling interests held by other members, including 8.72% owned by executive officers of the Company.

We are the only guarantor of a $1,200,000 a note payable held by Grand Woods. See Note 7 for terms and guaranty of debt held by Grand Woods, which is included in the consolidated balance sheets. As a result of our guaranty of $1,200,000 of Grand Woods debt, the note holder has partial recourse to the Company for the consolidated VIE’s liabilities.

The land was previously reported in Other Investments on the Consolidated Balance Sheets, and has been reclassified to Other Property and Equipment on the Consolidated Balance Sheets. Grand Woods land costs totaled $2,171,828 at March 31, 2025, and December 31, 2024.
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

On the April 19, 2024 termination date, TWS South balance sheet items consisted of a drilling rig, various equipment and vehicles with net book value of $296,717, accounts receivable of $465,977, cash of $89,812, and no liabilities. TWS South paid cash of $85,410 to TWS and agreed to pay TWS any additional funds collected from payments on accounts receivable. TWS South holds title to each of the vehicles, with TWS as lienholder. TWS is also lienholder on the drilling rig, which is registered under TWS South as machinery in Texas. The equipment and vehicles are no longer consolidated as of the April 19, 2024 termination date. Deconsolidation of TWS South resulted in a loss of $296,717, which is recorded in Other Income, Net on the Consolidated Statements of Income, on the date of termination.

In September 2024, we were notified of a breach of contract and negligence lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff seeks relief in excess of $1,000,000. As of March 31, 2025, the facts of the case are still in discovery and we do not have enough information to determine whether a contingent liability exists for TWS, therefore there is no liability recorded. The lawsuit does, however, create significant uncertainty about the collectibility of TWS South accounts receivable and the corresponding ability to pay TWS additional payments, therefore, an allowance for credit losses in the amount of $465,977 is recorded in Accounts Receivable on the Consolidated Balance Sheets. We will record additional consideration if received after any settlements are reached, which may reduce the loss recorded in future periods.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

The assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	March 31, 2025
	Grand Woods	TWS	Total
Assets:
Cash	$14,539	$120,932	$135,471
Total Current Assets	14,539	120,932	135,471
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,186,367	$120,932	$2,307,299

Liabilities:
Note Payable, Current Portion	$149,641	$—	$149,641
Total Current Liabilities	149,641	—	149,641
Note Payable, Less Current Portion	972,836	—	972,836
Total Liabilities	$1,122,477	$—	$1,122,477

	December 31, 2024
	Grand Woods	TWS	Total
Assets:
Cash	$19,826	$61,305	$81,131
Total Current Assets	19,826	61,305	81,131
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,191,654	$61,305	$2,252,959
Liabilities:
Accounts Payable	$534	$—	$534
Note Payable, Current Portion	148,155	—	148,155
Total Current Liabilities	148,689	—	148,689
Note Payable, Less Current Portion	1,010,581	—	1,010,581
Total Liabilities	$1,159,270	$—	$1,159,270

Note 7 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at March 31, 2025, and December 31, 2024, is $1,122,477 and $1,158,736, respectively, of which $149,641 is classified as current at March 31, 2025. Interest paid on the Note, in the three months ended March 31, 2025, and 2024 totaled $11,844 and $13,039, respectively. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. We do not anticipate the need to perform on the guaranty of the Note.

Below is a schedule of future principal payments on the outstanding Note at March 31, 2025:

Years Ending December 31,	Principal Payments
2025	$111,523
2026	1,010,954
Total	$1,122,477

Note 8 – ASSET RETIREMENT OBLIGATION

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

A reconciliation of our asset retirement obligation liability is as follows:

Balance at December 31, 2024	$2,362,060
Liabilities incurred for new wells (net of revisions)	4,074
Accretion expense	43,557
Balance at March 31, 2025	$2,409,691

Note 9 – FAIR VALUE MEASUREMENTS

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

At March 31, 2025, and December 31, 2024, our assets reported at fair value on a recurring basis using the three level valuation hierarchy are summarized as follows:

	March 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$1,869,698	$—	$—
International Equities	42,576	—	—
Others	61,890	—	—
	$1,974,164	$—	$—

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$1,450,604	$—	$—
International Equities	113,402	—	—
Others	—	—	762,330
	$1,564,006	$—	$762,330

The fair value hierarchy tables do not include investments that we have elected to use the NAV as a practical expedient to determine the fair value. These assets consist of our investment in a private business development fund. Liquidity of is only attained through sales on the secondary market.

A reconciliation to the balance sheet equity securities is as follows:

	March 31, 2025	December 31, 2024
Level 1 Assets	$1,974,164	$1,564,006
Level 2 Assets	—	—
Level 3 Assets	—	762,330
Assets using NAV as a practical expedient, with a remaining commitment of $139,405	189,606	174,858
Total	$2,163,770	$2,501,194

The amounts listed in Level 3 assets in the fair value hierarchy tables using NAV that is published and used for current transactions as fair value consisted of a private perpetual business development fund. Redemption terms include expected quarterly repurchase offers pursuant to a unit repurchase program of up to 5% of outstanding units, either by number of units or aggregate net asset value as of such quarter end. We liquidated this asset in the three months ended March 31, 2025.

A roll forward of our level 3 investments is as follows:

Balance
Three Months Ended March 31, 2025
Balance as of December 31, 2024	$762,330
Distributions	(761,527)
Changes in realized gains included in Other Income, Net	(6,379)
Changes in unrealized gains included in Other Income, Net	5,576
Balance as of March 31, 2025	$—

Remaining Unfunded Commitments	$—

Non-Recurring Fair Value Measurements

Our asset retirement obligation annually represents a non-recurring fair value liability, for which there were $4,074 in liabilities incurred in the three months ended March 31, 2025 and none in 2024. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

Impairment losses recorded on oil and gas assets in the three months ended March 31, 2025 were $45,821, with none in comparable period in 2024. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the Consolidated Statements of Income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

Fair Value of Financial Instruments

Our other financial instruments consist primarily of cash and cash equivalents, trade receivables, and trade payables. At March 31, 2025, and December 31, 2024, the historical cost of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2024 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.
Forward-Looking Statements

This discussion and analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations of future events. They include statements regarding the drilling of oil and natural gas wells, the production that may be obtained from oil and natural gas wells, cash flow and anticipated liquidity and expected future expenses.

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

The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following:

• Our future operating results will depend upon management’s ability to employ and retain quality employees, generate revenues and control expenses. Any decline in operating revenues, without a corresponding reduction in operating expenses, could have a material adverse effect on our business, results of operations and financial condition.

• We have no significant long-term sales contracts for either oil or gas. For the most part, the price we receive for our product is based upon the spot market price, which in the past has experienced significant fluctuations. Management anticipates price fluctuations will continue in the future, making any attempt at estimating future prices subject to significant uncertainty.

• Exploration costs have been a significant component of our capital expenditures in the past and are expected to remain so in the near term. Under the successful efforts method of accounting for oil and gas properties which we use, these costs are capitalized if drilling is successful or charged to operating costs and expensed if unsuccessful. Estimating the amount of future costs which may relate to successful or unsuccessful drilling is extremely imprecise.

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

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the consolidated balance sheets and the consolidated statements of cash flows in this Form 10-Q to supplement the following discussion. In the first three months of 2025, we continued to fund our business activity using internal sources of cash. We had net cash provided by operating activities of $1,906,890 in the three months ended March 31, 2025. Our cash provided by investing activities for the three months ended March 31, 2025 was $2,383,681 and consisted of proceeds from disposal of property, plant and equipment of $1,580,166 and sales of equity securities of $803,515. Our cash applied to investing activities for the three months ended March 31, 2025 was $2,934,668 and consisted of cash for the purchase of property, plant and equipment of $2,337,148, cash for the purchase of equity securities of $491,245, and cash for the purchase of equity method and other investments of $106,275. Our cash applied to financing activities for the three months ended March 31, 2025 was $61,699 and consisted of cash paid of $25,440 for the purchase of treasury stock, and $36,259 in payments on the Grand Woods note payable. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $16,084. Cash and cash equivalents increased $1,310,288 (33%) to $5,234,110 at March 31, 2025, from $3,923,822 at December 31, 2024.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2024. A discussion of these items follows.

Equity securities decreased $337,424 (13%) to $2,163,770 as of March 31, 2025, from $2,501,194 at December 31, 2024. The decrease was the result of $312,270 in net sales and a $25,154 net decrease in market value.

Accounts receivable increased $801,828 (29%) to $3,576,315 as of March 31, 2025, from $2,774,487 at December 31, 2024. Trade accounts receivable, primarily resulting from the sale of unproved, non-producing properties, were $1,389,584 as of March 31, 2025, compared to $607,039 at December 31, 2024, offset by a net decrease in oil and gas receivables of $527,205, primarily due to substantial oil and gas receivables expected from new wells at December 31, 2024.

Accounts payable decreased $298,215 (57%) to $221,967 as of March 31, 2025, from $520,182 at December 31, 2024, primarily due to decreases of leasehold and intangible drilling costs for new wells.

Other current liabilities increased $12,347 (27%) to $57,527 as of March 31, 2025, from $45,180 at December 31, 2024, due to increases in accrued property taxes of $19,229 and state income taxes of $11,643, partially offset by decreases in payroll taxes of $16,719 and benefits payable of $1,806.

Discussion of Significant Changes in the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $1,906,890 in the three months ended March 31, 2025, an increase of $302,692 (19%) from cash provided by operations in the comparable period in 2024 of $1,604,198. For more information see “Operating Revenues” and “Other Income” below.

Cash applied to the purchase of oil and gas properties in the three months ended March 31, 2025, was $2,337,148, a decrease of $543,614 (19%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2024 of $2,880,762. Unproved oil and gas properties account for approximately 60% of purchases, with proved oil and gas properties making up approximately 40%. Cash provided by the disposal of oil and gas properties was $1,580,166, resulting from the sale of unproved, non-producing leasehold in western Oklahoma.

Cash applied to the purchase of available-for-sale debt securities in the three months ended March 31, 2025, was $0, with $313,826 in the comparable period in 2024. Cash provided by the maturity of available-for-sale debt securities in the three months ended March 31, 2025, was $0, with $2,534,727 in the comparable period in 2024. We are not currently utilizing available-for-sale debt securities as cash is being deployed in oil and gas operations property. Excess cash not invested in long-term vehicles is invested in liquid securities. Cash applied to equity method and other investments in the three months ended March 31, 2025, was $106,275, a decrease of $123,775 (54%) to $230,050 in the comparable period of 2024. Current year activity was primarily for the call of capital committed in the investment of Cortado Ventures Fund II-A LP. Net sales of equity securities of was $312,270 in the three months ended March 31, 2025, with $33,684 in the comparable period in 2024. We have reduced our equity security portfolio to utilize funds for oil and gas operations and property purchases.

Off-Balance Sheet Arrangements. We are a guarantor of 20% of a $860,000 development loan that matures July 15, 2025, and 20% of a construction loan of $585,000 that matures May 25, 2025 held by QSN Office Park, LLC. We are committed to a $250,000 investment in VCC Venture Fund I, LP, of which $156,250 (62.50%) is invested at March 31, 2025. We are committed to a $1,000,000 investment in Cortado Ventures Fund II-A, of which $700,000 (70.00%) is invested at March 31, 2025. We are committed to a $750,000 investment in Cypress MWC, LLC, of which $375,000 (50.00%) is invested at March 31, 2025. For more information about these entities and the related off-balance sheet arrangements, see Note 5 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2024 Form 10-K would not be representative of our current position.

RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2025

Net income increased $1,041,569 (143%) to $1,768,085 in the three months ended March 31, 2025, from $726,516 in the comparable period in 2024. Net income per share attributable to common stockholders, basic, increased $6.96 to $11.71 in the three months ended March 31, 2025, from $4.75 in the comparable period in 2024. A discussion of revenue from oil and natural gas sales and other significant line items in the consolidated statements of income follows.

Operating Revenues. Revenues from oil and natural gas sales increased $839,823 (28%) to $3,851,465 in the three months ended March 31, 2025, from $3,011,642 in the comparable period in 2024. The increase is due to an increase in oil sales of $192,537, an increase in natural gas sales of $609,370, and an increase in miscellaneous oil and natural gas product sales of $37,916. Revenues from water well drilling services decreased $615,480 (100%) to $0 from $615,480 in the comparable period in 2024. On April 19, 2024, we terminated the TWS Agreement with TWS South, LLC due to a breach of the agreement. Due to the termination, there will be no future revenues from water well drilling operations. See Note 6 for details on the termination.

The $192,537 (8%) increase in oil sales to $2,642,701 in the three months ended March 31, 2025, from $2,450,164 in the comparable period in 2024 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 6,614 Bbls to 39,904 Bbls in the three months ended March 31, 2025, from 33,290 Bbls in the comparable period in 2024, resulting in a positive volume variance of $486,790. The average price per Bbl decreased $7.37 to $66.23 per Bbl in the three months ended March 31, 2025, from $73.60 per Bbl in the comparable period in 2024, resulting in a negative price variance of $294,253.

The $609,370 (118%) increase in natural gas sales to $1,123,715 in the three months ended March 31, 2025, from $514,345 in the comparable period in 2024 was the result of an increase in the volume sold and an increase in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold increased 57,008 MCF to 263,936 MCF in the three months ended March 31, 2025, from 206,928 MCF in the comparable period in 2024, resulting in a positive volume variance of $141,950. The average price per MCF increased $1.77 to $4.26 per MCF in the three months ended March 31, 2025, from $2.49 per MCF in the comparable period in 2024, resulting in a positive price variance of $467,420.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of our oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $85,049 in the three months ended March 31, 2025, compared to $47,133 in the comparable period in 2024, primarily due to increased gas production.

Operating Costs and Expenses. Operating costs and expenses decreased $447,573 (17%) to $2,239,671 in the three months ended March 31, 2025, from $2,687,244 in the comparable period of 2024. See below for analysis of changes.

Production Costs. Production costs increased $82,210 (9%) to $1,048,361 in the three months ended March 31, 2025, from $966,151 in the comparable period in 2024. Lease operating expenses decreased $7,765 (1%). Gas deductions and other costs increased $48,760 (54%). Gross production taxes increased $41,215 (25%).

Exploration Costs. Exploration costs decreased $54,920 (34%) to $104,279 in the three months ended March 31, 2025, from $159,199 in the comparable period in 2024, primarily due to decreases of $125,794 in dry hole and plugging costs, offset by increases of $11,878 in geological and geophysical and other expenses and $58,996 in cancelled and expired leases.

Water Well Drilling Costs. Water well drilling costs decreased $378,589 (100%) to $0 in the three months ended March 31, 2025, from $378,589 in the comparable period in 2024. On April 19, 2024, we terminated the TWS Agreement with TWS South, LLC due to a breach of the agreement. Due to the termination, there will be no future expenses from water well drilling operations. See Note 6 for details on the termination.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $398,709 (78%) to $907,878 in the three months ended March 31, 2025, from $509,169 in the comparable period in 2024, primarily due to an increase in production and reserves on new wells.

Gain on Disposition of Oil and Gas Properties. We had a gain on the sale of unproved, non-producing leasehold of $492,282 in the three months ended March 31, 2025, with none in the the comparable period in 2024.

Equity Income in Investees. Equity income in investees increased $15,639 (66%) to $39,180 in the three months ended March 31, 2025, from $23,541 in the comparable period in 2024. Income was made up of income of $19,199 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $16,202 in Broadway Seventy-Two, LLC (“Broadway 72”), losses of $4,285 in QSN Office Park, LLC (“QSN”), income of $8,139 from Victorum BRH Investment LLC, and losses of $75 in Stott's Mill. See Note 5 to the accompanying financial statements for additional information on equity method investments.

Other Income, Net. Other income, net increased $4,537 (2%) to $224,146 in the three months ended March 31, 2025, from $219,609 in the comparable period in 2024. See Note 4 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision increased $107,812 (25%) to $547,536 in the three months ended March 31, 2025, from $439,724 in the comparable period in 2024. Of the 2025 tax provision, the estimated current tax provision was $12,234 and the estimated deferred tax provision was $535,302. Of the 2024 income tax provision, the estimated current tax benefit was $307,271 and the estimated deferred tax provision was $746,995.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Our consolidated entity, TWS, entered into the TWS Agreement with TWS South, on March 19, 2021, to form a water well drilling company. The TWS Agreement was terminated on April 19, 2024. As of March 31, 2025, TWS was party to a negligence and breach of contract lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff seeks relief in excess of $1,000,000 and intends for discovery to be conducted under Level 3 of Texas Rule of Civil Procedure 190.4 in Bell County, Texas. See Note 6 to the accompanying consolidated financial statements for additional information on TWS.

ITEM 1A.       RISK FACTORS

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	97	$160	97	$1,758,240
February 1 to February 28, 2025	62	$160	62	$1,748,320
March 1 to March 31, 2025	—	—	—	$1,748,320
Total	159	$160	159

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated a Rule 105-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2025	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: May 15, 2025	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer