Form 10-Q
period 2025-06-30
RESERVE PETROLEUM CO
filed 2025-08-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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

As of August 8, 2025, 151,750 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	June 30, 2025	December 31, 2024
Current Assets:
Cash and Cash Equivalents	$3,760,037	$3,923,822
Equity Securities	3,147,407	2,501,194
Refundable Income Taxes	289,482	236,482
Accounts Receivable	2,037,867	2,774,487
Total Current Assets	9,234,793	9,435,985

Investments:
Equity Method Investments	2,491,089	2,479,433
Other Investments	3,765,097	3,176,329
Total Investments	6,256,186	5,655,762

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	4,516,683	4,751,323
Proved Properties	79,023,482	76,669,648
Oil and Gas Properties, Gross	83,540,165	81,420,971
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(62,989,399)	(62,476,410)
Oil and Gas Properties, Net	20,550,766	18,944,561
Other Property and Equipment, at Cost	2,520,198	2,520,198
Less – Accumulated Depreciation	(202,854)	(176,733)
Other Property and Equipment, Net	2,317,344	2,343,465
Total Property, Plant and Equipment, Net	22,868,110	21,288,026
Total Assets	$38,359,089	$36,379,773

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	June 30, 2025	December 31, 2024

Current Liabilities:
Accounts Payable	$210,985	$520,182
Other Current Liabilities	56,998	45,180
Note Payable, Current Portion	151,176	148,155
Total Current Liabilities	419,159	713,517

Long-Term Liabilities:
Asset Retirement Obligation	2,453,526	2,362,060
Deferred Tax Liability, Net	2,467,171	1,653,957
Note Payable, Less Current Portion	934,463	1,010,581
Total Long-Term Liabilities	5,855,160	5,026,598
Total Liabilities	6,274,319	5,740,115

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	34,151,392	32,694,470
Equity Before Treasury Stock	34,308,760	32,851,838
Less – Treasury Stock, at Cost	(2,442,781)	(2,417,341)
Total Equity Applicable to The Reserve Petroleum Company	31,865,979	30,434,497
Non-Controlling Interests	218,791	205,161
Total Equity	32,084,770	30,639,658
Total Liabilities and Equity	$38,359,089	$36,379,773
(1) Amounts presented include balances held by the Company's consolidated variable interest entities (“VIEs”), Grand Woods Development, LLC ("Grand Woods") and Trinity Water Services, LLC ("TWS"), as further discussed in Note 6 – Non-Controlling Interest and Variable Interest Entities. As of June 30, 2025, the Company's Consolidated Balance Sheets included $2,188,364 of Grand Woods assets, including $16,536 of cash, and $1,085,639 in Grand Woods liabilities. Grand Woods' note holder has partial recourse against the Company. As of June 30, 2025, total assets of TWS, which are included in the Consolidated Balance Sheets, were $111,642, all of which was cash. There were no TWS liabilities as of June 30, 2025.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Oil and Gas Sales	$3,476,283	$3,836,624	$7,327,748	$6,848,266
Lease Bonuses and Other	21,307	—	477,957	—
Water Well Drilling Services	—	45,498	—	660,975
Total Operating Revenues	3,497,590	3,882,122	7,805,705	7,509,241

Operating Costs and Expenses:
Production	1,045,519	1,075,612	2,093,880	2,041,763
Exploration	114,421	168,876	218,700	328,075
Water Well Drilling Services	—	31,589	—	410,178
Depreciation, Depletion, Amortization and Valuation Provision	897,526	845,983	1,805,404	1,355,152
Asset Retirement Obligation Accretion	43,835	41,613	87,392	82,642
Gain on Disposition of Oil and Gas Properties	(123,093)	—	(615,375)	—
General, Administrative and Other	632,818	635,388	1,304,254	1,309,524
Total Operating Costs and Expenses	2,611,026	2,799,061	4,894,255	5,527,334

Income from Operations	886,564	1,083,061	2,911,450	1,981,907
Equity Income in Investees	23,273	33,817	62,453	57,358
Interest Expense	(16,110)	(16,625)	(32,259)	(33,413)
Other Income, Net	562,105	221,254	829,809	481,894
Income Before Income Taxes and Non-Controlling Interests	1,455,832	1,321,507	3,771,453	2,487,746
Income Tax Provision/(Benefit):
Current	(9,632)	308,070	2,602	799
Deferred	277,912	(28,543)	813,214	718,452
Total Income Tax Provision	268,280	279,527	815,816	719,251
Net Income	$1,187,552	$1,041,980	$2,955,637	$1,768,495
Less: Net Loss Attributable to Non-Controlling Interests	(9,003)	(7,813)	(19,079)	(18,306)
Net Income Attributable to Common Stockholders	$1,196,555	$1,049,793	$2,974,716	$1,786,801

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$7.88	$6.79	$19.60	$11.53
Cash Dividends Declared and/or Paid	$10.00	$10.00	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	151,779	154,685	151,796	154,918

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended June 30, 2025
Balance as of March 31, 2025	$92,368	$65,000	$34,472,631	$(2,442,781)	$211,169	$32,398,387
Net Income/(Loss)	—	—	1,196,555	—	(9,003)	1,187,552
Dividends Declared	—	—	(1,517,794)	—	—	(1,517,794)
Capital Contributions	—	—	—	—	16,625	16,625
Balance as of June 30, 2025	$92,368	$65,000	$34,151,392	$(2,442,781)	$218,791	$32,084,770

Six Months Ended June 30, 2025
Balance as of December 31, 2024	$92,368	$65,000	$32,694,470	$(2,417,341)	$205,161	$30,639,658
Net Income/(Loss)	—	—	2,974,716	—	(19,079)	2,955,637
Dividends Declared	—	—	(1,517,794)	—	—	(1,517,794)
Purchase of Treasury Stock	—	—	—	(25,440)	—	(25,440)
Capital Contributions	—	—	—	—	32,709	32,709
Balance as of June 30, 2025	$92,368	$65,000	$34,151,392	$(2,442,781)	$218,791	$32,084,770

Three Months Ended June 30, 2024
Balance as of March 31, 2024	$92,368	$65,000	$32,949,074	$(1,946,547)	$193,954	$31,353,849
Net Income/(Loss)	—	—	1,049,793	—	(7,813)	1,041,980
Dividends Declared	—	—	(1,546,874)	—	—	(1,546,874)
Purchase of Treasury Stock	—	—	—	(101,257)	—	(101,257)
Capital Contributions	—	—	—	—	3,802	3,802
Balance as of June 30, 2024	$92,368	$65,000	$32,451,993	$(2,047,804)	$189,943	$30,751,500

Six Months Ended June 30, 2024
Balance as of December 31, 2023	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604
Net Income/(Loss)	—	—	1,786,801	—	(18,306)	1,768,495
Dividends Declared	—	—	(1,546,874)	—	—	(1,546,874)
Purchase of Treasury Stock	—	—	—	(227,277)	—	(227,277)
Capital Contributions	—	—	—	—	7,552	7,552
Balance as of June 30, 2024	$92,368	$65,000	$32,451,993	$(2,047,804)	$189,943	$30,751,500
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash Provided by/(Applied to) Operating Activities:
Net Income	$2,955,637	$1,768,495
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	1,805,404	1,355,152
Depreciation Attributable to TWS	—	18,973
Accretion of Asset Retirement Obligation	87,392	82,642
Gain on Disposition of Oil and Gas Properties	(615,375)	—
Cash Distributions from Equity Method Investees	63,507	97,750
Net (Gain)/Loss on Equity Method and Income from Other Investments	(461,046)	261,627
Loss on Deconsolidation of TWS South LLC	—	296,717
Net Gain on Equity Securities	(211,150)	(860,411)
Deferred Income Tax Provision	813,214	718,452
Change in Refundable Income Taxes and Accounts Receivable	683,620	(450,522)
Change in Accounts Payable and Other Current Liabilities	(108,924)	(366,027)
Other	—	(6,262)
Net Cash Provided by Operating Activities	$5,012,279	$2,916,586

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	$—	$2,534,727
Purchase of Available-for-Sale Debt Securities	—	(313,826)
Proceeds from Disposal of Property, Plant and Equipment	3,136,169	236,090
Purchase of Property, Plant and Equipment	(6,090,663)	(5,184,855)
Purchase of Investments	(668,885)	(380,070)
Cash Distributions from Other Investments	466,000	4,000
Sale of Equity Securities	1,007,226	2,441,691
Purchase of Equity Securities	(1,442,289)	(2,483,220)
Net Cash Applied to Investing Activities	$(3,592,442)	$(3,145,463)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash Provided by/(Applied to) Financing Activities:
Dividends Paid to Stockholders	$(1,517,794)	$(1,546,874)
Principal Payments on Note Payable	(73,097)	(70,347)
Capital Contributions from Non-Controlling Interests	32,709	7,552
Purchase of Treasury Stock	(25,440)	(227,277)
Total Cash Applied to Financing Activities	(1,583,622)	(1,836,946)
Net Change in Cash and Cash Equivalents	(163,785)	(2,065,823)
Cash and Cash Equivalents, Beginning of Period	3,923,822	5,218,474
Cash and Cash Equivalents, End of Period	$3,760,037	$3,152,651

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$23,108	$25,858
Income Taxes Paid (Net of Refunds Received)	$53,000	$(11,201)

Supplemental Schedule of Noncash Investing and Financing Activities:
Net (Increase)/Decrease in Accounts Payable for Property, Plant and Equipment Additions	$188,455	$(436,250)
Net (Increase)/Decrease in Asset Retirement Obligation	$(4,074)	$387,374
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of The Reserve Petroleum Company and its subsidiaries in which we hold a controlling interest, reflecting ownership of a majority of the voting interest, as of the financial statement date. Additionally, we consolidate Variable Interest Entities (“VIEs”) under certain criteria discussed further below. All intercompany accounts and transactions have been eliminated in consolidation. When necessary, reclassifications to the consolidated financial statements are made to prior period financial information to conform to the current year presentation. These reclassifications had no material impact on net income or retained earnings.

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

Variable Interest Entities

The Company decides at the inception of each arrangement whether an entity in which an investment is made or in which we have other variable interests is considered a VIE. Generally, an entity is a VIE if (1) the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, (2) the entity’s investors lack any characteristics of a controlling financial interest or (3) the entity was established with non-substantive voting rights. We consolidate VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that both: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. If the Company is not deemed to be the primary beneficiary of a VIE, we account for the investment or other variable interests in a VIE in accordance with other applicable GAAP.

Non-Controlling Interests

When the Company consolidates an entity, 100% of the assets, liabilities, revenues and expenses of the subsidiary are included in the consolidated financial statements. For those consolidated entities in which our ownership is less than 100%, we record a non-controlling interest as a component of equity on the Consolidated Balance Sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income (loss) attributable to non-controlling interests on the Consolidated Statements of Income. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity. See Note 6 for additional details on non-controlling interests.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The Company adopted this pronouncement effective January 1, 2025. There have been no newly formed joint ventures since adoption.

Note 2 – SEGMENT REPORTING

The Company has identified Oil and Gas as a reportable segment, which includes oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming. This reportable segment's assets consist of oil and gas properties, net, presented on the Consolidated Balance Sheets.

In our reconciliation to income before income taxes, in addition to segment information, we include Other Operating Income, Equity Income in Investees, Interest Expense and Other Income categories to reconcile segment revenues, segment profit and other business activities to our operating results. Components in these categories do not meet the criteria to be considered reportable segments.

The following table presents financial information for our reportable segment and a reconciliation to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Revenues
Oil and Gas Sales, Lease Bonuses and Other	$3,497,590	$3,836,624	$7,805,705	$6,848,266

Reportable Segment Expenses:
Production	1,045,519	1,075,612	2,093,880	2,041,763
Exploration	114,421	168,876	218,700	328,075
Depreciation, Depletion, Amortization and Valuation Provision	897,526	845,983	1,805,404	1,355,152
Asset Retirement Obligation Accretion	43,835	41,613	87,392	82,642
Gain on Disposition of Oil and Gas Properties	(123,093)	—	(615,375)	—
Total Reportable Segment Expenses	1,978,208	2,132,084	3,590,001	3,807,632
Total Reportable Segment Profit	1,519,382	1,704,540	4,215,704	3,040,634

Other Operating Profit	—	13,909	—	250,797
General, Administrative and Other Expenses	(632,818)	(635,388)	(1,304,254)	(1,309,524)
Equity Income in Investees	23,273	33,817	62,453	57,358
Interest Expense	(16,110)	(16,625)	(32,259)	(33,413)
Other Income, Net	562,105	221,254	829,809	481,894
Income Before Income Taxes and Non-Controlling Interests	$1,455,832	$1,321,507	$3,771,453	$2,487,746

Note 3 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the Consolidated Statements of Income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the six months ended June 30, 2025 and 2024, that estimate represented $2,504,320 and $1,719,886, respectively, of oil and natural gas sales included in the Consolidated Statements of Income.

The Company’s disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil Sales	$2,446,906	$3,136,719	$5,089,607	$5,586,883
Natural Gas Sales	937,318	630,714	2,061,034	1,145,059
Miscellaneous Oil and Gas Product Sales	92,059	69,191	177,107	116,324
Total	$3,476,283	$3,836,624	$7,327,748	$6,848,266

Note 4 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Realized and Unrealized Gain, Equity Securities	$236,304	$726,719	$211,150	$860,411
Interest Income	5,915	861	10,493	10,564
Dividend Income	71,479	79,689	129,814	163,344
Loss on Deconsolidation of TWS South LLC	—	(296,717)	—	(296,717)
Impairment of Other Investments	—	(318,894)	—	(318,894)
Income from Other Investments	244,576	12,246	410,482	26,530
Miscellaneous Income	3,831	17,350	67,870	36,656
Other Income, Net	$562,105	$221,254	$829,809	$481,894

Note 5 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $22,358 during the six months ended June 30, 2025 and 2024. The Company’s investment in Broadway 68 totaled $137,257 and $119,570 at June 30, 2025, and December 31, 2024, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2023. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,017,273 and $1,024,460 at June 30, 2025, and December 31, 2024, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 15% of a development loan with a current balance of $620,000 that matures July 15, 2028. The Company’s investment in QSN totaled $340,054 and $331,665 at June 30, 2025, and December 31, 2024, respectively. The Company does not anticipate the need to perform on the guaranty of the loan.

Stott's Mill, with a 50% ownership, was acquired in May 2024. Stott's Mill consists of two residential lots in a developing subdivision located in Basalt, Colorado. The Company’s investment in Stott's Mill totaled $686,353 at June 30, 2025, and December 31, 2024.

Victorum BRH Investment, LLC (“BRH”), with a 15.06% ownership, was acquired in November 2023. BRH serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH totaled $310,152 and $317,385 at June 30, 2025, and December 31, 2024, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $5,434 at June 30, 2025, and December 31, 2024.

Cloudburst International, Inc. (“Cloudburst”), with a 8.85% ownership, was acquired in 2021. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at June 30, 2025, and December 31, 2024.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2022. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $140,000 at June 30, 2025, and December 31, 2024.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City. For the period ended June 30, 2025, OKC sold all remaining acreage, resulting in income of $398,518 for the Company. The Company’s investment in OKC totaled $0 and $67,482 at June 30, 2025, and December 31, 2024, respectively.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. The Company’s investment in VCC special purpose investment vehicles totaled $227,306 at June 30, 2025, and December 31, 2024.

VCC Venture Fund I, LP (“VCC Venture”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $187,500 and $156,250 at June 30, 2025, and December 31, 2024, respectively. The balance at June 30, 2025, represents 75% of the Company's capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company committed to a $1,000,000 investment in Cortado II-A. The Company’s investment in Cortado II-A totaled $850,000 and $600,000 at June 30, 2025, and December 31, 2024, respectively. The balance at June 30, 2025, represents 85% of the Company's capital commitment.

Cypress MWC, LLC ("Cypress"), with 15% ownership, acquired in 2024, is a town home development in Midwest City, Oklahoma. The Company committed to a $750,000 investment in Cypress. The Company’s investment in Cypress totaled $750,000 and $375,000 at June 30, 2025 and December 31, 2024, respectively. The balance at June 30, 2025, represents 100% of the Company's capital commitment.

Note 6 – NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITIES

Grand Woods is accounted for as a consolidated VIE. Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company owns an 80.37% interest in Grand Woods in the form of 47.08 Class A units and 546,735 Class C units, with the remaining non-controlling member interests held by other members, including 8.72% owned by executive officers of the Company. Grand Woods land costs totaled $2,171,828 at June 30, 2025, and December 31, 2024.

The Company is the only guarantor of $1,200,000 of a note payable held by Grand Woods. See Note 7 for terms and guaranty of debt held by Grand Woods, which is included in the Consolidated Balance Sheets. As a result of the Company’s guaranty of $1,200,000 of Grand Woods debt, the note holder has partial recourse to the Company for the consolidated VIE’s liabilities.

TWS is accounted for as a consolidated VIE. TWS entered into an agreement ("TWS Agreement") with TWS South, LLC ("TWS South"), a Texas limited liability company, on March 19, 2021, to form a water well drilling company where TWS would provide funding for equipment and operations, with TWS South providing industry expertise for operations and securing customers in the central Texas region. The TWS Agreement states that if net profits received by the Company do not reach $300,000 plus 1.2 times any additional funding within twelve months of the effective date, the Company has the right to terminate the TWS Agreement. The TWS Agreement also states that TWS South would devote substantially all time and attention to this joint venture. Following the discovery that TWS South breached the TWS Agreement by assuming ownership and operating another drilling company, the Company terminated the TWS Agreement on April 19, 2024.

On the April 19, 2024 termination and deconsolidation date, TWS South balance sheet items consisted of a drilling rig, various equipment and vehicles with net book value of $296,717, accounts receivable of $465,977, cash of $89,812, and no liabilities. TWS South contributed its accounts receivable and $85,410 in cash to TWS and agreed to pay TWS any additional funds collected from payments on accounts receivable. TWS South holds title to each of the vehicles, with TWS as lienholder. TWS is also lienholder on the drilling rig, which is registered as machinery in Texas to TWS South. The equipment and vehicles are no longer consolidated as of the April 19, 2024 termination date. Deconsolidation of TWS South resulted in a loss of $296,717, which is recorded in Other Income, Net on the Consolidated Statements of Income.

In September 2024, the Company was notified of a breach of contract and negligence lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff sought relief in excess of $1,000,000. On June 27, 2025, the presiding judge granted a Motion for Summary Judgement in the case that the Plaintiff would recover nothing against TWS or TWS South and that all claims against TWS and TWS South are denied. There is significant uncertainty about the collectibility of TWS South accounts receivable and the corresponding ability to pay TWS additional payments, therefore, an allowance for credit losses in the amount of $465,977 is recorded in Accounts Receivable on the Consolidated Balance Sheets. We will record additional consideration if received after any settlements are reached, which may reduce the loss recorded in future periods.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

Assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	June 30, 2025
	Grand Woods	TWS	Total
Assets:
Cash	$16,536	$111,642	$128,178
Total Current Assets	16,536	111,642	128,178
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,188,364	$111,642	$2,300,006

Liabilities:
Note Payable, Current Portion	$151,176	$—	$151,176
Total Current Liabilities	151,176	—	151,176
Note Payable, Less Current Portion	934,463	—	934,463
Total Liabilities	$1,085,639	$—	$1,085,639

	December 31, 2024
	Grand Woods	TWS	Total
Assets:
Cash	$19,826	$61,305	$81,131
Total Current Assets	19,826	61,305	81,131
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,191,654	$61,305	$2,252,959

Liabilities:
Accounts Payable	$534	$—	$534
Note Payable, Current Portion	148,155	—	148,155
Total Current Liabilities	148,689	—	148,689
Note Payable, Less Current Portion	1,010,581	—	1,010,581
Total Liabilities	$1,159,270	$—	$1,159,270

Note 7 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at June 30, 2025, and December 31, 2024, is $1,085,639 and $1,158,736, respectively, of which $151,176 is classified as current at June 30, 2025. Interest paid on the Note, in the six months ended June 30, 2025 and 2024 totaled $23,108 and $25,858, respectively. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guaranty of the Note.

Below is a schedule of future principal payments on the outstanding Note at June 30, 2025:

Years Ending December 31,	Principal Payments
2025	74,766
2026	1,010,873
Total	$1,085,639

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2024	$2,362,060
Liabilities incurred for new wells (net of revisions)	4,074
Accretion expense	87,392
Balance at June 30, 2025	$2,453,526

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

At June 30, 2025, and December 31, 2024, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$2,808,911	$—	$—
International Equities	34,656	—	—
Others	66,696	—	—
Total	$2,910,263	$—	$—

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$1,450,604	$—	$—
International Equities	113,402	—	—
Others	—	—	762,330
Total	$1,564,006	$—	$762,330

The fair value hierarchy tables do not include investments where the Company has elected to use the NAV as a practical expedient to determine the fair value. These assets consist of a private business development fund. Liquidity is only attained through sales on the secondary market.

A reconciliation to the balance sheet equity securities is as follows:

	June 30, 2025	December 31, 2024
Level 1 Assets	$2,910,263	$1,564,006
Level 2 Assets	—	—
Level 3 Assets	—	762,330
Assets using NAV as a practical expedient, with a remaining commitment of $132,264	237,144	174,858
Total	$3,147,407	$2,501,194

Level 3 assets in the fair value hierarchy tables using NAV that is published and used for current transactions as fair value consist of a private perpetual business development fund. Redemption terms include expected quarterly repurchase offers pursuant to a unit repurchase program of up to 5% of outstanding units, either by number of units or aggregate net asset value as of such quarter end. The Company liquidated this asset in the six months ended June 30, 2025.

A roll forward of the Company’s level 3 investments is as follows:

Balance
Six Months Ended June 30, 2025
Balance as of December 31, 2024	$762,330
Distributions	(761,527)
Changes in realized gains included in Other Income, Net	(6,379)
Changes in unrealized gains included in Other Income, Net	5,576
Balance as of June 30, 2025	$—

Remaining Unfunded Commitments	$—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were $4,074 in liabilities incurred in the six months ended June 30, 2025 and none in the six months ended June 30, 2024. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

The Company recorded impairment losses on oil and gas assets in the six months ended June 30, 2025 of $165,214, with none in the six months ended June 30, 2024. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the Consolidated Statements of Income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

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

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 3 of the 2024 Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first six months of 2025, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operating activities of $5,012,279 in the six months ended June 30, 2025. The Company had sales of equity securities of $1,007,226, cash provided by property dispositions of $3,136,169, distributions from other investments of $466,000, for total cash provided by investing activities of $4,609,395. The Company utilized cash for the purchase of property of $6,090,663, the purchase of equity securities of $1,442,289, and purchase of investments of $668,885, for cash applied to investing activities of $8,201,837. The Company paid $1,517,794 in stockholder dividends, $25,440 for the purchase of treasury stock, and $73,097 in payments on the Grand Woods note payable, for total cash applied to financing activities of $1,616,331. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $32,709. Cash and cash equivalents decreased $163,785 (4%) to $3,760,037 at June 30, 2025, from $3,923,822 at December 31, 2024.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2024. A discussion of these items follows.

Equity securities increased $646,213 (26%) to $3,147,407 as of June 30, 2025, from $2,501,194 at December 31, 2024. The increase resulted from $435,063 in net purchases and a $236,304 net increase in market value.

Accounts receivable decreased $736,620 (27%) to $2,037,867 as of June 30, 2025, from $2,774,487 at December 31, 2024, primarily related to a decrease in oil and gas receivables of $685,392 caused by a decrease in the price and volume of expected oil production..

Accounts payable decreased $309,197 (59%) to $210,985 as of June 30, 2025, from $520,182 at December 31, 2024, primarily due to the timing of activity and invoices.

Other current liabilities increased $11,818 (26%) to $56,998 as of June 30, 2025, from $45,180 at December 31, 2024, due to a decrease of $24,661 in payroll taxes, offset by an increase in state income and accrued property taxes of $36,479.

Discussion of Significant Changes in the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $5,012,279 in the six months ended June 30, 2025, an increase of $2,095,693 (72%) in net cash provided by operations in the comparable period in 2024 of $2,916,586. For more information see “Operating Revenues” and “Other Income, Net” below.

Cash applied to the purchase of property, plant and equipment in the six months ended June 30, 2025, was $6,090,663, an increase of $905,808 (17%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2024 of $5,184,855. Of the $6,090,663 applied to the purchase of property, plant and equipment in the six months ended June 30, 2025, approximately 41% was for the purchase of unproved leasehold and minerals, approximately 49% for intangible drilling costs, and approximately 10% to purchase lease and well equipment. Cash provided by the disposal of oil and gas properties was $3,136,169, resulting from the sale of unproved, non-producing leasehold in western Oklahoma.

Cash applied to the purchase of available-for-sale debt securities in the six months ended June 30, 2025, was $0, a decrease of $313,826 (100%) from $313,826 in the comparable period in 2024. Cash applied to the maturity of available-for-sale debt securities in the six months ended June 30, 2025, was $0, a decrease of $2,534,727 (100%) from $2,534,727 in the comparable period in 2024. We are not currently utilizing available-for-sale debt securities as cash is being deployed in oil and gas operations. Excess cash not invested in long-term vehicles is invested in liquid securities. Cash applied to equity method and other investments in the six months ended June 30, 2025, was $668,885, an increase of $288,815 (76%) from cash applied in the comparable period of 2024 of $380,070. Current year activity was primarily for the call of capital committed to the investment in Cortado Ventures Fund II-A LP of $250,000 and for the call of capital committed to the investment in Cypress MWC, LLC of $375,000.

Off-Balance Sheet Arrangements. The Company is a guarantor of 15% of a $620,000 development loan that matures July 15, 2028, held by QSN Office Park, LLC. The Company is committed to a $250,000 investment in VCC Venture Fund I, LP, of which $187,500 (75%) is invested at June 30, 2025. The Company is committed to a $1,000,000 investment in Cortado Ventures Fund II-A, of which $850,000 (85%) is invested at June 30, 2025. For more information about these entities and the related off-balance sheet arrangements, see Note 5 and Note 6 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2024 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2025

Net income attributable to common stockholders increased $1,187,915 (66%) to $2,974,716 in the six months ended June 30, 2025, from $1,786,801 in the comparable period in 2024. Net income per share attributable to common stockholders, basic, increased $8.07 to $19.60 in the six months ended June 30, 2025, from $11.53 in the comparable period in 2024. A discussion of revenue from oil and natural gas sales and other significant line items in the Consolidated Statements of Income follows.

Operating Revenues. Revenues from oil and natural gas sales increased $479,482 (7%) to $7,327,748 in the six months ended June 30, 2025, from $6,848,266 in the comparable period in 2024. The increase is due to a decrease in oil sales of $497,276, an increase in natural gas sales of $915,975, and an increase in miscellaneous oil and natural gas product sales of $60,783.

The $497,276 (9%) decrease in oil sales to $5,089,607 in the six months ended June 30, 2025, from $5,586,883 in the comparable period in 2024 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 10,724 Bbls to 83,398 Bbls in the six months ended June 30, 2025, resulting in a positive volume variance of $824,494. The average price per Bbl decreased $15.85 to $61.03 per Bbl in the six months ended June 30, 2025, from $76.88 per Bbl in the comparable period in 2024, resulting in a negative price variance of $1,321,770.

The $915,975 (80%) increase in natural gas sales to $2,061,034 in the six months ended June 30, 2025, from $1,145,059 in the comparable period in 2024 was the result of an increase in the volume sold and an increase in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold increased 156,679 MCF to 590,863 MCF in the six months ended June 30, 2025, from 434,184 MCF in the comparable period in 2024, resulting in a positive volume variance of $413,634. The average price per MCF increased $0.85 to $3.49 per MCF in the six months ended June 30, 2025, from $2.64 per MCF in the comparable period in 2024, resulting in a positive price variance of $502,341.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $177,107 in the six months ended June 30, 2025, compared to $116,324 in the comparable period in 2024.

Water well drilling revenues decreased $660,975 (100%) to $0 in the six months ended June 30, 2025, related to water well drilling through TWS, with $660,975 in the comparable period in 2024. On April 19, 2024, we terminated the TWS Agreement with TWS South, LLC due to a breach of the agreement. Due to the termination, there will be no future revenues from water well drilling operations. See Note 6 for additional information on TWS.

Operating Costs and Expenses. Operating costs and expenses decreased $633,079 (11%) to $4,894,255 in the six months ended June 30, 2025, from $5,527,334 in the comparable period of 2024.

Production Costs. Production costs increased $52,117 (3%) to $2,093,880 in the six months ended June 30, 2025, from $2,041,763 in the comparable period in 2024. Lease operating expenses increased $50,631 (4%), gas deductions and other costs increased by $26,186 (10%) and gross production taxes decreased $24,698 (6%) due to increased revenues from oil and natural gas sales.

Exploration Costs. Exploration costs decreased $109,375 (33%) to $218,700 in the six months ended June 30, 2025, from $328,075 in the comparable period in 2024, due to increases in leasehold impairments of $58,996 and geological and geophysical and other expenses of $17,536, offset by decreases in dry hole and plugging costs of $185,907.

Water Well Drilling Costs. Water well drilling costs decreased $410,178 (100%) to $0 in the six months ended June 30, 2025, from $410,178 in the comparable period in 2024. On April 19, 2024, we terminated the TWS Agreement with TWS South, LLC due to a breach of the agreement. Due to the termination, there will be no future expenses from water well drilling operations. See Note 6 for additional information on TWS.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $450,252 (33%) to $1,805,404 in the six months ended June 30, 2025, from $1,355,152 in the comparable period in 2024, due to an increase in long-lived assets impairments of $113,326 and a $336,926 net increase in depletion, depreciation, and amortization due to an increase in completions and production.

General, Administrative and Other (G&A). G&A decreased $5,270 (0.40%) to $1,304,254 in the six months ended June 30, 2025, from $1,309,524 in the comparable period in 2024.

Gain on Disposition of Oil and Gas Properties. We had a gain on the sale of unproved, non-producing leasehold of $615,375 in the six months ended June 30, 2025, with none in the the comparable period in 2024.

Equity Income in Investees. Equity income in investees increased $5,095 (9%) to $62,453 in the six months ended June 30, 2025, from $57,358 in the comparable period in 2024. Income in the six months ended June 30, 2025, was made up of income of $17,687 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $32,813 in Broadway Seventy-Two, LLC (“Broadway 72”), income of $14,714 from Victorum BRH Investment, LLC, offset by losses of $2,611 in QSN Office Park, LLC (“QSN”), and $150 in Stott's Mill. See Note 5 to the accompanying financial statements for additional information on equity method investments.

Other Income, Net. Other income, net was $829,809 in the six months ended June 30, 2025, as compared $481,894 in the comparable period in 2024. See Note 4 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision increased $96,565 (13%) to $815,816 in the six months ended June 30, 2025, from $719,251 in the comparable period in 2024. Of the 2025 tax provision, estimated current tax provision was $2,602 and estimated deferred tax provision was $813,214. Of the 2024 income tax provision, the estimated current tax provision was $799 and the estimated deferred tax provision was $718,452.

Results of Operations – Three Months Ended June 30, 2025

Net income attributable to common stockholders increased $146,762 (14%) to $1,196,555 in the three months ended June 30, 2025, from $1,049,793 in the comparable period in 2024. The significant changes in the Consolidated Statements of Income are discussed below. Net income per share attributable to common stockholders, basic increased $1.09 to $7.88 in the three months ended June 30, 2025, from $6.79 in the comparable period in 2024.

Operating Revenues. Revenues from oil and gas sales decreased $360,341 (9%) to $3,476,283 in the three months ended June 30, 2025, from $3,836,624 in the comparable period in 2024. The decrease is due to a decrease in oil sales of $689,813, an increase in natural gas sales of $306,604, and an increase in miscellaneous oil and gas product sales of $22,868.

The $689,813 (22%) decrease in oil sales to $2,446,906 in the three months ended June 30, 2025, from $3,136,719 in the comparable period in 2024 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 4,110 Bbls to 43,494 Bbls in the three months ended June 30, 2025, resulting in a positive volume variance of $327,320. The average price per Bbl decreased $23.38 to $56.26 per Bbl in the three months ended June 30, 2025, from $79.64 per Bbl in the comparable period in 2024, resulting in a negative price variance of $1,017,133.

The $306,604 (49%) increase in natural gas sales to $937,318 in the three months ended June 30, 2025, from $630,714 in the comparable period in 2024 was the result of an increase in the volume sold and an increase in the average price per MCF. The volume of natural gas sold increased 99,670 MCF to 326,927 MCF in the three months ended June 30, 2025, from 227,257 MCF in the comparable period in 2024, resulting in a positive volume variance of $277,083. The average price per MCF increased $0.09 to $2.87 per MCF in the three months ended June 30, 2025, from $2.78 per MCF in the comparable period in 2024, resulting in a positive price variance of $29,521.

Operating Costs and Expenses. Operating costs and expenses decreased $188,035 (7%) to $2,611,026 in the three months ended June 30, 2025, from $2,799,061 in the comparable period in 2024.

Production Costs. Production costs decreased $30,093 (3%) to $1,045,519 in the three months ended June 30, 2025, from $1,075,612 in the comparable period in 2024. Lease operating expenses increased $58,396 (9%), gas deductions and other costs decreased by $22,575 (13%), and gross production taxes decreased $65,914 (26%).

Exploration Costs. Exploration costs decreased $54,455 (32%) to $114,421 in the three months ended June 30, 2025, from $168,876 in the comparable period in 2024, due to decreased dry hole and plugging costs of $60,713, offset by an increase of $6,258 in geological and geophysical and other costs.

Water Well Drilling Costs. Water well drilling costs decreased $31,589 (100%) to $0 in the three months ended June 30, 2025, from $31,589 in the comparable period in 2024. On April 19, 2024, we terminated the TWS Agreement with TWS South, LLC due to a breach of the agreement. Due to the termination, there will be no future expenses from water well drilling operations. See Note 6 for additional information on TWS.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $51,543 (6%) to $897,526 in the three months ended June 30, 2025, from $845,983 in the comparable period in 2024, due to an increase in long-lived assets impairments of $94,819 and a $43,276 net decrease in depletion, depreciation, and amortization.

General, Administrative and Other (G&A). G&A decreased $2,570 (0.40%) to $632,818 in the three months ended June 30, 2025, from $635,388 in the comparable period in 2024.

Gain on Disposition of Oil and Gas Properties. We had a gain on the sale of unproved, non-producing leasehold of $123,093 in the three months ended June 30, 2025, with none in the the comparable period in 2024.

Equity Income in Investees. Equity income in investees decreased $10,544 (31%) to $23,273 in the three months ended June 30, 2025, from $33,817 in the comparable period in 2024. See Note 5 to the accompanying financial statements for additional information on equity method investments.

Other Income, Net. Other income, net increased $340,851 in the three months ended June 30, 2025, to $562,105 from $221,254 in the comparable period in 2024. See Note 4 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision. Income tax provision decreased $11,247 (4%) to $268,280 in the three months ended June 30, 2025, from $279,527 in the comparable period in 2024. Of the 2025 tax provision, estimated current tax benefit was $9,632 and estimated deferred tax provision was $277,912. Of the 2024 income tax provision, the estimated current tax provision was $308,070 and the estimated deferred tax benefit was $28,543.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Our consolidated entity, TWS, entered into the TWS Agreement with TWS South, on March 19, 2021, to form a water well drilling company. The TWS Agreement was terminated on April 19, 2024. As of June 30, 2025, TWS was party to a negligence and breach of contract lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff seeks relief in excess of $1,000,000 and intends for discovery to be conducted under Level 3 of Texas Rule of Civil Procedure 190.4 in Bell County, Texas. On June 27, 2025, the presiding judge granted a Motion for Summary Judgement in the case that the Plaintiff would recover nothing against TWS or TWS South and that all claims against TWS and TWS South are denied. See Note 6 to the accompanying consolidated financial statements for additional information on TWS.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During the six months ended June 30, 2025, none of our officers or directors adopted or terminated a Rule 105-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 14, 2025	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: August 14, 2025	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer