Form 10-Q
period 2025-09-30
RESERVE PETROLEUM CO
filed 2025-11-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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

As of November 7, 2025, 151,616 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	September 30, 2025	December 31, 2024
Current Assets:
Cash and Cash Equivalents	$4,791,704	$3,923,822
Equity Securities	2,901,072	2,501,194
Refundable Income Taxes	294,460	236,482
Accounts Receivable, Net of Allowance for Credit Losses	2,331,927	2,774,487
Total Current Assets	10,319,163	9,435,985

Investments:
Equity Method Investments	1,803,378	2,479,433
Other Investments	3,820,097	3,176,329
Total Investments	5,623,475	5,655,762

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	5,469,999	4,751,323
Proved Properties	80,897,552	76,669,648
Oil and Gas Properties, Gross	86,367,551	81,420,971
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(63,599,132)	(62,476,410)
Oil and Gas Properties, Net	22,768,419	18,944,561
Other Property and Equipment, at Cost	2,520,198	2,520,198
Less – Accumulated Depreciation	(213,160)	(176,733)
Other Property and Equipment, Net	2,307,038	2,343,465
Total Property, Plant and Equipment, Net	25,075,457	21,288,026
Total Assets	$41,018,095	$36,379,773

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	September 30, 2025	December 31, 2024

Current Liabilities:
Accounts Payable	$1,225,921	$520,182
Other Current Liabilities	65,183	45,180
Note Payable, Current Portion	152,726	148,155
Total Current Liabilities	1,443,830	713,517

Long-Term Liabilities:
Asset Retirement Obligation	2,497,698	2,362,060
Deferred Tax Liability, Net	2,745,990	1,653,957
Note Payable, Less Current Portion	895,778	1,010,581
Total Long-Term Liabilities	6,139,466	5,026,598
Total Liabilities	7,583,296	5,740,115

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	35,519,933	32,694,470
Equity Before Treasury Stock	35,677,301	32,851,838
Less – Treasury Stock, at Cost	(2,468,967)	(2,417,341)
Total Equity Applicable to The Reserve Petroleum Company	33,208,334	30,434,497
Non-Controlling Interests	226,465	205,161
Total Equity	33,434,799	30,639,658
Total Liabilities and Equity	$41,018,095	$36,379,773
(1) Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), Grand Woods Development, LLC ("Grand Woods") and Trinity Water Services, LLC ("TWS"), as further discussed in Note 6 – Non-Controlling Interest and Variable Interest Entities. As of September 30, 2025, total assets and liabilities of Grand Woods, which are included in the Consolidated Balance Sheets, were $2,190,338 and $1,048,504, respectively, including $18,510 of cash. Grand Woods' note holder has partial recourse against the Company. As of September 30, 2025, total assets of TWS, which are included in the Consolidated Balance Sheets, were $106,179, all of which is cash. There were no TWS liabilities as of September 30, 2025.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Oil and Gas Sales	$4,466,825	$3,874,796	$11,794,573	$10,723,062
Lease Bonuses and Other	803	296,696	478,760	296,696
Water Well Drilling Services	—	—	—	660,978
Total Operating Revenues	4,467,628	4,171,492	12,273,333	11,680,736

Operating Costs and Expenses:
Production	1,209,401	1,041,694	3,303,281	3,083,457
Exploration	76,497	42,735	295,197	370,810
Water Well Drilling Services	—	563	—	410,741
Depreciation, Depletion, Amortization and Valuation Provision	881,996	469,753	2,687,400	1,824,905
Asset Retirement Obligation Accretion	44,172	42,297	131,564	124,940
Gain on Disposition of Oil and Gas Properties	(149,430)	—	(764,805)	—
General, Administrative and Other	593,534	1,037,631	1,897,786	2,347,154
Total Operating Costs and Expenses	2,656,170	2,634,673	7,550,423	8,162,007

Income from Operations	1,811,458	1,536,819	4,722,910	3,518,729
Equity Income/(Loss) in Investees	(16,696)	7,333	45,757	64,691
Interest Expense	(15,304)	(19,425)	(47,564)	(52,838)
Other Income/(Loss), Net	(119,742)	463,689	710,066	945,581
Income Before Income Taxes and Non-Controlling Interests	1,659,716	1,988,416	5,431,169	4,476,163
Income Tax Provision/(Benefit):
Current	20,797	(69,438)	23,399	(68,639)
Deferred	278,819	319,933	1,092,033	1,038,385
Total Income Tax Provision	299,616	250,495	1,115,432	969,746
Net Income	$1,360,100	$1,737,921	$4,315,737	$3,506,417
Less: Net Loss Attributable to Non-Controlling Interests	(8,441)	(11,130)	(27,520)	(29,435)
Net Income Attributable to Common Stockholders	$1,368,541	$1,749,051	$4,343,257	$3,535,852

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$9.02	$11.38	$28.62	$22.89
Cash Dividends Declared and/or Paid	$—	$—	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	151,709	153,639	151,767	154,492

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended September 30, 2025
Balance as of June 30, 2025	$92,368	$65,000	$34,151,392	$(2,442,781)	$218,791	$32,084,770
Net Income/(Loss)	—	—	1,368,541	—	(8,441)	1,360,100
Purchase of Treasury Stock	—	—	—	(26,186)	—	(26,186)
Contributions	—	—	—	—	16,115	16,115
Balance as of September 30, 2025	$92,368	$65,000	$35,519,933	$(2,468,967)	$226,465	$33,434,799

Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$92,368	$65,000	$32,694,470	$(2,417,341)	$205,161	$30,639,658
Net Income/(Loss)	—	—	4,343,257	—	(27,520)	4,315,737
Dividends Declared	—	—	(1,517,794)	—	—	(1,517,794)
Purchase of Treasury Stock	—	—	—	(51,626)	—	(51,626)
Contributions	—	—	—	—	48,824	48,824
Balance as of September 30, 2025	$92,368	$65,000	$35,519,933	$(2,468,967)	$226,465	$33,434,799

Three Months Ended September 30, 2024
Balance as of June 30, 2024	$92,368	$65,000	$32,451,993	$(2,047,804)	$189,943	$30,751,500
Net Income/(Loss)	—	—	1,749,051	—	(11,130)	1,737,921
Purchase of Treasury Stock	—	—	—	(236,553)		(236,553)
Contributions	—	—	—	—	34,761	34,761
Balance as of September 30, 2024	$92,368	$65,000	$34,201,044	$(2,284,357)	$213,574	$32,287,629

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604
Net Income/(Loss)	—	—	3,535,852	—	(29,435)	3,506,417
Dividends Declared	—	—	(1,546,874)	—	—	(1,546,874)
Purchase of Treasury Stock	—	—	—	(463,830)	—	(463,830)
Contributions	—	—	—	—	42,312	42,312
Balance as of September 30, 2024	$92,368	$65,000	$34,201,044	$(2,284,357)	$213,574	$32,287,629
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash Provided by/(Applied to) Operating Activities:
Net Income	$4,315,737	$3,506,417
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provision	2,687,400	1,824,905
Depreciation Attributable to TWS	—	18,973
Accretion of Asset Retirement Obligation	131,564	124,940
Gain on Disposition of Oil and Gas Properties	(764,805)	—
Cash Distributions from Equity Method Investees	101,735	134,332
Net (Gain)/Loss on Equity Method Investments and Income from Other Investments	(444,275)	253,313
Loss on Deconsolidation of TWS South, LLC	—	296,717
Net Gain on Equity Securities	(26,633)	(1,208,093)
Deferred Income Tax Provision	1,092,033	1,038,385
Change in Refundable Income Taxes and Accounts Receivable	384,582	(27,675)
Change in Accounts Payable and Other Current Liabilities	(96,754)	(440,755)
Net Cash Provided by Operating Activities	$7,380,584	$5,521,459

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	$—	$2,534,727
Purchase of Available-for-Sale Debt Securities	—	(313,826)
Proceeds from Disposal of Property, Plant and Equipment	3,200,752	243,081
Purchase of Property, Plant and Equipment	(8,084,208)	(7,160,505)
Purchase of Investments	(727,605)	(385,165)
Return of Investment from Equity Method Investments	636,432	—
Cash Distributions from Other Investments	466,000	4,000
Sale of Equity Securities	1,400,709	2,649,885
Purchase of Equity Securities	(1,773,954)	(2,507,752)
Net Cash Applied to Investing Activities	$(4,881,874)	$(4,935,555)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash Provided by/(Applied to) Financing Activities:
Dividends Paid to Stockholders	$(1,517,794)	$(1,546,874)
Purchase of Treasury Stock	(51,626)	(463,830)
Principal Payments on Note Payable	(110,232)	(105,994)
Capital Contributions from Non-Controlling Interests	48,824	42,312
Total Cash Applied to Financing Activities	(1,630,828)	(2,074,386)
Net Change in Cash and Cash Equivalents	867,882	(1,488,482)
Cash and Cash Equivalents, Beginning of Period	3,923,822	5,218,474
Cash and Cash Equivalents, End of Period	$4,791,704	$3,729,992

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$34,075	$38,314
Income Taxes Paid (Net of Refunds Received)	$58,200	$(11,201)

Supplemental Schedule of Noncash Investing and Financing Activities:
Net Increases in Accounts Payable for Property, Plant and Equipment Additions	$(822,496)	$(257)
Net (Increases)/Decreases in Asset Retirement Obligation	$(4,074)	$387,374
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC (the “2024 Form 10-K”).

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

The following table presents financial information for our reportable segment and a reconciliation to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Revenues
Oil and Gas Sales, Lease Bonuses and Other	$4,467,628	$4,171,492	$12,273,333	$11,019,758

Reportable Segment Expenses:
Production	1,209,401	1,041,694	3,303,281	3,083,457
Exploration	76,497	42,735	295,197	370,810
Depreciation, Depletion, Amortization and Valuation Provision	881,996	469,753	2,687,400	1,824,905
Asset Retirement Obligation Accretion	44,172	42,297	131,564	124,940
Gain on Disposition of Oil and Gas Properties	(149,430)	—	(764,805)	—
Total Reportable Segment Expenses	2,062,636	1,596,479	5,652,637	5,404,112
Total Reportable Segment Profit	2,404,992	2,575,013	6,620,696	5,615,646

Other Operating Profit/(Loss)	—	(563)	—	250,237
General, Administrative and Other Expenses	(593,534)	(1,037,631)	(1,897,786)	(2,347,154)
Equity Income/(Loss) in Investees	(16,696)	7,333	45,757	64,691
Interest Expense	(15,304)	(19,425)	(47,564)	(52,838)
Other Income/(Loss), Net	(119,742)	463,689	710,066	945,581
Income Before Income Taxes and Non-Controlling Interests	$1,659,716	$1,988,416	$5,431,169	$4,476,163

Note 3 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the Consolidated Statements of Income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the nine months ended September 30, 2025 and 2024, that estimate represented $3,042,142 and $2,787,041, respectively, of oil and natural gas sales included in the Consolidated Statements of Income.

The Company’s disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil Sales	$3,233,521	$3,153,936	$8,323,128	$8,740,819
Natural Gas Sales	1,156,512	572,784	3,217,546	1,717,843
Miscellaneous Oil and Gas Product Sales	76,792	148,076	253,899	264,400
Total	$4,466,825	$3,874,796	$11,794,573	$10,723,062

Note 4 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Realized and Unrealized Gain/(Loss), Equity Securities	$(184,517)	$347,682	$26,634	$1,208,093
Gain on Other Asset Sales	—	37,924	—	37,924
Interest Income	21	38,101	10,513	166,826
Dividend Income	62,085	32,247	191,899	77,430
Loss on Deconsolidation of TWS South, LLC	—	—	—	(296,717)
Impairment of Other Investments	—	—	—	(318,894)
Income from Other Investments	5,759	12,165	416,241	38,695
Miscellaneous Income/(Expenses)	(3,090)	(4,430)	64,779	32,224
Other Income/(Loss), Net	$(119,742)	$463,689	$710,066	$945,581

Note 5 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $33,537 during the nine months ended September 30, 2025 and 2024. The Company’s investment in Broadway 68 totaled $137,517 and $119,570 at September 30, 2025, and December 31, 2024, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $1,014,433 and $1,024,460 at September 30, 2025, and December 31, 2024, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 15% of a development loan with a current balance of $620,000 that matures July 15, 2028. The Company’s investment in QSN totaled $341,095 and $331,665 at September 30, 2025, and December 31, 2024, respectively. The Company does not anticipate the need to perform on the guaranty of the loan.

Stott's Mill, with a 50% ownership, was acquired in May 2022. Stott's Mill consisted of two residential lots in a developing subdivision located in Basalt, Colorado. In August 2025, the Company sold the lots for $646,432, resulting in a loss of $39,921 on the investment. The Company’s investment in Stott's Mill totaled $0 and $686,353 at September 30, 2025, and December 31, 2024, respectively.

Victorum BRH Investment, LLC (“BRH”), with a 15.06% ownership, was acquired in November 2023. BRH serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH totaled $310,333 and $317,385 at September 30, 2025, and December 31, 2024, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $5,434 at September 30, 2025, and December 31, 2024.

Cloudburst International, Inc. (“Cloudburst”), with a 8.85% ownership, was acquired in 2021. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,596,007 at September 30, 2025, and December 31, 2024.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $140,000 at September 30, 2025, and December 31, 2024.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City. Throughout 2025, OKC sold the remaining 13 acres, resulting in income of $398,518 for the Company. The Company’s investment in OKC totaled $0 and $67,482 at September 30, 2025, and December 31, 2024, respectively.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. The Company’s investment in VCC special purpose investment vehicles totaled $282,306 and $227,306 at September 30, 2025, and December 31, 2024, respectively.

VCC Venture Fund I, LP (“VCC Venture”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company’s investment in VCC Venture totaled $187,500 and $156,250 at September 30, 2025, and December 31, 2024, respectively. The balance at September 30, 2025, represents 75% of the Company's capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company committed to a $1,000,000 investment in Cortado II-A on June 20, 2023. The Company’s investment in Cortado II-A totaled $850,000 and $600,000 at September 30, 2025, and December 31, 2024, respectively. The balance at September 30, 2025, represents 85% of the Company's capital commitment.

Cypress MWC, LLC ("Cypress"), with a 15% ownership, acquired in 2024, is a town home development in Midwest City, Oklahoma. The Company committed to a $750,000 investment in Cypress. The Company’s investment in Cypress totaled $750,000 and $375,000 at September 30, 2025, and December 31, 2024, respectively. The balance at September 30, 2025, represents 100% of the Company's capital commitment.

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

The Company is the only guarantor of $1,200,000 of a note payable held by Grand Woods. See Note 7 for terms and guaranty of debt held by Grand Woods, which is included in the Consolidated Balance Sheets. As a result of the Company’s guaranty of $1,200,000 of Grand Woods debt, the note holder has partial recourse against the Company for the consolidated VIE’s liabilities.

TWS is accounted for as a consolidated VIE. TWS entered into an agreement ("TWS Agreement") with TWS South, LLC ("TWS South"), a Texas limited liability company, on March 19, 2021, to form a water well drilling company where TWS would provide funding for equipment and operations, with TWS South providing industry expertise for operations and securing customers in the central Texas region. The TWS Agreement stated that if net profits received by the Company did not reach $300,000 plus 1.2 times any additional funding within twelve months of the effective date, the Company had the right to terminate the TWS Agreement. The TWS Agreement also stated that TWS South would devote substantially all time and attention to the joint venture. Following the discovery that TWS South breached the TWS Agreement by assuming ownership and operating another drilling company, the Company terminated the TWS Agreement on April 19, 2024.

On the April 19, 2024, termination and deconsolidation date, TWS South balance sheet items consisted of a drilling rig, various equipment and vehicles with net book value of $296,717, accounts receivable of $465,977, cash of $89,812, and no liabilities. TWS South contributed its accounts receivable and cash of $85,410 to TWS and agreed to pay TWS any additional funds collected from payments received on accounts receivable. TWS South holds title to each of the vehicles, with TWS as lienholder. TWS is also lienholder on the drilling rig, which is registered as machinery in Texas to TWS South. The equipment and vehicles are no longer consolidated as of the April 19, 2024 termination date. Deconsolidation of TWS South resulted in a loss of $296,717, which was recorded in Other Income/(Loss), Net on the Consolidated Statements of Income.

In September 2024, the Company was notified of a breach of contract and negligence lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff sought relief in excess of $1,000,000. On June 27, 2025, the presiding judge granted a Motion for Summary Judgment in the case that the Plaintiff would recover nothing against TWS or TWS South and that all claims against TWS and TWS South are denied. There is significant uncertainty about the collectibility of TWS South accounts receivable and the corresponding ability to pay TWS additional payments, therefore, an allowance for credit losses in the amount of $465,977 was recorded in Accounts Receivable on the Consolidated Balance Sheets. We will record additional consideration if received after any settlements are reached, which may reduce the loss recorded in future periods.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

Assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	September 30, 2025
	Grand Woods	TWS	Total
Assets:
Cash	$18,510	$106,179	$124,689
Total Current Assets	18,510	106,179	124,689
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,190,338	$106,179	$2,296,517

Liabilities:
Note Payable, Current Portion	$152,726	$—	$152,726
Total Current Liabilities	152,726	—	152,726
Note Payable, Less Current Portion	895,778	—	895,778
Total Liabilities	$1,048,504	$—	$1,048,504

	December 31, 2024
	Grand Woods	TWS	Total
Assets:
Cash	$19,826	$61,305	$81,131
Total Current Assets	19,826	61,305	81,131
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,191,654	$61,305	$2,252,959

Liabilities:
Accounts Payable	$534	$—	$534
Note Payable, Current Portion	148,155	—	148,155
Total Current Liabilities	148,689	—	148,689
Note Payable, Less Current Portion	1,010,581	—	1,010,581
Total Liabilities	$1,159,270	$—	$1,159,270

Note 7 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at September 30, 2025, and December 31, 2024, is $1,048,504 and $1,158,736, respectively, of which $152,726 is classified as current at September 30, 2025. Interest paid on the Note, in the nine months ended September 30, 2025 and 2024 totaled $34,075 and $38,314, respectively. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company does not anticipate the need to perform on the guaranty of the Note.

Below is a schedule of future principal payments on the outstanding Note at September 30, 2025:

Years Ending December 31,	Principal Payments
2025	$37,630
2026	1,010,874
Total	$1,048,504

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2024	$2,362,060
Liabilities incurred	4,074
Accretion expense	131,564
Balance at September 30, 2025	$2,497,698

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

Recurring Fair Value Measurements

Certain assets of the Company are reported at fair value in the accompanying Consolidated Balance Sheets on a recurring basis. The Company determined the fair value of equity securities using quoted market prices, public Net Asset Values ("NAV") and where applicable, securities with similar maturity dates and interest rates. Level 3 assets use NAV as fair value.

At September 30, 2025, and December 31, 2024, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	September 30, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$2,563,392	$—	$—
International Equities	35,760	—	—
Others	64,775	—	—
Total	$2,663,927	$—	$—

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$1,450,604	$—	$—
International Equities	113,402	—	—
Others	—	—	762,330
Total	$1,564,006	$—	$762,330

The fair value hierarchy tables do not include investments where the Company has elected to use the NAV as a practical expedient to determine the fair value. These assets consist of a private business development fund. Liquidity is only attained through sales on the secondary market.

A reconciliation to the balance sheet equity securities is as follows:

	September 30, 2025	December 31, 2024
Level 1 Assets	$2,663,927	$1,564,006
Level 2 Assets	—	—
Level 3 Assets	—	762,330
Assets using NAV as a practical expedient, with a remaining commitment of $90,858	237,145	174,858
Total	$2,901,072	$2,501,194

Level 3 assets in the fair value hierarchy tables using NAV that is published and used for current transactions as fair value consist of a private perpetual business development fund. Redemption terms include expected quarterly repurchase offers pursuant to a unit repurchase program of up to 5% of outstanding units, either by number of units or aggregate net asset value as of such quarter end. The Company liquidated this asset in the nine months ended September 30, 2025.

A roll forward of the Company’s level 3 investments is as follows:

Balance
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$762,330
Distributions	(761,527)
Changes in realized gains included in Other Income/(Loss), Net	(6,379)
Changes in unrealized gains included in Other Income/(Loss), Net	5,576
Balance as of September 30, 2025	$—

Remaining Unfunded Commitments	$—

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were $4,074 in liabilities incurred in the nine months ended September 30, 2025, with none in the nine months ended September 30, 2024. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

The Company recorded impairment losses on oil and gas assets in the nine months ended September 30, 2025, of $279,859, with none in the nine months ended September 30, 2024. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the Consolidated Statements of Income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q, and we undertake no obligation to update this information because of new information, future developments, or otherwise as required by law. You are urged to carefully review and consider the disclosures made in this and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first nine months of 2025, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operating activities of $7,380,584 in the nine months ended September 30, 2025. The Company had sales of equity securities of $1,400,709, cash provided by property dispositions of $3,200,752, distributions from other investments of $466,000, for total cash provided by investing activities of $5,703,893. The Company utilized cash for the purchase of property of $8,084,208, the purchase of equity securities of $1,773,954, purchase of investments of $727,605, for cash applied to investing activities of $10,585,767. The Company paid $1,517,794 in stockholder dividends, $51,626 for the purchase of treasury stock, and $110,232 in payments on the Grand Woods note payable, for total cash applied to financing activities of $1,679,652. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $48,824. Cash and cash equivalents increased $867,882 (22%) to $4,791,704 at September 30, 2025, from $3,923,822 at December 31, 2024.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2024. A discussion of these items follows.

Equity securities increased $399,878 (16%) to $2,901,072 as of September 30, 2025, from $2,501,194 at December 31, 2024. The increase resulted from $373,245 in net purchases and a $26,633 net increase in market value.

Accounts receivable decreased $442,560 (16%) to $2,331,927 as of September 30, 2025, from $2,774,487 at December 31, 2024, primarily related to a decrease in oil and gas receivables caused by a decrease in the price and volume of expected oil production.

Accounts payable increased $705,739 (136%) to $1,225,921 as of September 30, 2025, from $520,182 at December 31, 2024, primarily due to timing of activity and invoices.

Other current liabilities increased $20,003 (44%) to $65,183 as of September 30, 2025, from $45,180 at December 31, 2024, due to a decrease of $51,700 in payroll taxes resulting from the timing of payroll tax remittance, and an increase in state income and accrued property taxes of $71,703.

Discussion of Significant Changes in the Consolidated Statements of Cash Flows. As noted in the first paragraph above, net cash provided by operating activities was $7,380,584 in the nine months ended September 30, 2025, an increase of $1,859,125 (34%) from cash provided by operations in the comparable period in 2024 of $5,521,459. For more information see “Operating Revenues” and “Other Income/(Loss), Net” below.

Cash applied to the purchase of property, plant and equipment in the nine months ended September 30, 2025, was $8,084,208, an increase of $923,703 (13%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2024 of $7,160,505.

Cash applied to the purchase of investments in the nine months ended September 30, 2025, was $727,605, an increase of $342,440 (89%) from cash applied in the comparable period of 2024 of $385,165. Cash provided by the sale of investments was $1,102,432, an increase of $1,098,432 from cash provided in the comparable period of 2024 of $4,000. For more information related to investments, see Note 5 to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements. The Company is a guarantor of 15% of a $620,000 development loan that matures July 15, 2028, held by QSN Office Park, LLC. The Company is committed to a $250,000 investment in VCC Venture Fund I, LP, of which $187,500 (75%) is invested at September 30, 2025. The Company is committed to a $1,000,000 investment in Cortado Ventures Fund II-A, of which $850,000 (85%) is invested at September 30, 2025. For more information about these entities and the related off-balance sheet arrangements, see Note 5 and Note 6 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2024 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2025

Net income attributable to common stockholders increased $807,405 (23%) to $4,343,257 in the nine months ended September 30, 2025, from $3,535,852 in the comparable period in 2024. Net income per share attributable to common stockholders, basic, increased $5.73 to $28.62 in the nine months ended September 30, 2025, from $22.89 in the comparable period in 2024. A discussion of revenue from oil and natural gas sales and other significant line items in the Consolidated Statements of Income follows.

Operating Revenues. Revenues from oil and gas sales increased $1,071,511 (10%) to $11,794,573 in the nine months ended September 30, 2025, from $10,723,062 in the comparable period in 2024. The increase is due to a decrease in oil sales of $417,691, an increase in natural gas sales of $1,499,703, and a decrease in miscellaneous oil and natural gas product sales of $10,501.

The $417,691 (5%) decrease in oil sales to $8,323,128 in the nine months ended September 30, 2025, from $8,740,819 in the comparable period in 2024 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 17,564 Bbls to 135,757 Bbls in the nine months ended September 30, 2025, resulting in a positive volume variance of $1,298,858. The average price per Bbl decreased $12.64 to $61.31 per Bbl in the nine months ended September 30, 2025, from $73.95 per Bbl in the comparable period in 2024, resulting in a negative price variance of $1,716,549.

The $1,499,703 (87%) increase in natural gas sales to $3,217,546 in the nine months ended September 30, 2025, from $1,717,843 in the comparable period in 2024 was the result of an increase in the volume sold, and an increase in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold increased 230,759 MCF to 951,739 MCF in the nine months ended September 30, 2025, from 720,980 MCF in the comparable period in 2024, resulting in a positive volume variance of $549,206. The average price per MCF increased $1.00 to $3.38 per MCF in the nine months ended September 30, 2025, from $2.38 per MCF in the comparable period in 2024, resulting in a positive price variance of $950,497.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $253,899 in the nine months ended September 30, 2025, compared to $264,400 in the comparable period in 2024.

The Company had water well drilling revenues of $0 in the nine months ended September 30, 2025, related to water well drilling through TWS, with $660,978 in the comparable period in 2024. The decrease was due to the completion of a large commercial well project and several commercial and residential water wells completed in 2024. Water well drilling revenues ceased on the joint venture agreement termination date of April 19, 2024. See Note 6 for additional information on TWS.

Operating Costs and Expenses. Operating costs and expenses decreased $611,584 (7%) to $7,550,423 in the nine months ended September 30, 2025, from $8,162,007 in the comparable period of 2024.

Production Costs. Production costs increased $219,824 (7%) to $3,303,281 in the nine months ended September 30, 2025, from $3,083,457 in the comparable period in 2024. Lease operating expenses increased $200,953 (10%), gas deductions and other costs decreased by $50,306 (10%), and gross production taxes increased $69,177 (13%) due to increased revenues from oil and natural gas sales.

Exploration Costs. Exploration costs decreased $75,613 (20%) to $295,197 in the nine months ended September 30, 2025, from $370,810 in the comparable period in 2024, due to an increase of $22,511 in geological and geophysical and other expenses and an increase in $58,996 in leasehold impairments, offset by a decrease in $157,120 in dry hole and plugging costs.

Water Well Drilling Costs. Water well drilling costs decreased $410,741 (100%) to $0 in the nine months ended September 30, 2025, from $410,741 in the comparable period in 2024. On April 19, 2024, we terminated the TWS Agreement with TWS South due to a breach of the agreement. Due to the termination, there will be no future expenses from water well drilling operations. See Note 6 for additional information on TWS.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $862,495 (47%) to $2,687,400 in the nine months ended September 30, 2025, from $1,824,905 in the comparable period in 2024, primarily due to an increase in long-lived assets impairments of $279,859 and a $583,167 net increase in depletion, depreciation, and amortization due to an increase in completions and production.

General, Administrative and Other (G&A). G&A decreased $449,368 (19%) to $1,897,786 in the nine months ended September 30, 2025, from $2,347,154 in the comparable period in 2024. The decrease was primarily the result of bad debt expense of $465,977 recorded for TWS South accounts receivable in 2024. See Note 6 for additional information on TWS.

Gain on Disposition of Oil and Gas Properties. We had a gain on the sale of unproved, non-producing leasehold of $764,805 in the nine months ended September 30, 2025, with none in the the comparable period in 2024.

Equity Income/(Loss) in Investees. Equity income/(loss) in investees decreased $18,934 (29%) to $45,757 in the nine months ended September 30, 2025, from $64,691 in the comparable period in 2024. Income in the nine months ended September 30, 2025, was made up of income of $17,947 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $49,973 in Broadway Seventy-Two, LLC (“Broadway 72”), income of $23,122 from Victorum BRH Investment, LLC, loss of $5,214 in QSN Office Park, LLC (“QSN”), and loss of $40,071 in Stott's Mill. See Note 5 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other income, net was $710,066 in the nine months ended September 30, 2025, as compared $945,581 in the comparable period in 2024. See Note 4 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision increased $145,686 (15%) to $1,115,432 in the nine months ended September 30, 2025, from $969,746 in the comparable period in 2024. Of the 2025 tax provision, estimated current tax provision was $23,399 and estimated deferred tax provision was $1,092,033. Of the 2024 income tax provision, the estimated current tax benefit was $68,639 and the estimated deferred tax provision was $1,038,385.

Results of Operations – Three Months Ended September 30, 2025

Net income attributable to common stockholders decreased $380,510 (22%) to $1,368,541 in the three months ended September 30, 2025, from $1,749,051 in the comparable period in 2024. The significant changes in the Consolidated Statements of Income are discussed below. Net income per share attributable to common stockholders, basic decreased $2.36 to $9.02 in the three months ended September 30, 2025, from $11.38 in the comparable period in 2024.

Operating Revenues. Revenues from oil and gas sales increased $592,029 (15%) to $4,466,825 in the three months ended September 30, 2025, from $3,874,796 in the comparable period in 2024. The increase is due to an increase in oil sales of $79,585, an increase in natural gas sales of $583,728, and a decrease in miscellaneous oil and gas product sales of $71,284.

The $79,585 (3%) increase in oil sales to $3,233,521 in the three months ended September 30, 2025, from $3,153,936 in the comparable period in 2024 was the result of an increase in the volume sold and a decrease in the average price per barrel (Bbl). The volume of oil sold increased 6,840 Bbls to 52,358 Bbls in the three months ended September 30, 2025, resulting in a positive volume variance of $473,944. The average price per Bbl decreased $7.53 to $61.76 per Bbl in the three months ended September 30, 2025, from $69.29 per Bbl in the comparable period in 2024, resulting in a negative price variance of $394,359.

The $583,728 (102%) increase in natural gas sales to $1,156,512 in the three months ended September 30, 2025, from $572,784 in the comparable period in 2024 was the result of an increase in the volume sold and an increase in the average price per MCF. The volume of natural gas sold increased 74,079 MCF to 360,875 MCF in the three months ended September 30, 2025, from 286,796 MCF in the comparable period in 2024, resulting in a positive volume variance of $148,158. The average price per MCF increased $1.20 to $3.20 per MCF in the three months ended September 30, 2025, from $2.00 per MCF in the comparable period in 2024, resulting in a positive price variance of $435,570.

Operating Costs and Expenses. Operating costs and expenses increased $21,497 (1%) to $2,656,170 in the three months ended September 30, 2025, from $2,634,673 in the comparable period in 2024.

Production Costs. Production costs increased $167,707 (16%) to $1,209,401 in the three months ended September 30, 2025, from $1,041,694 in the comparable period in 2024. Lease operating expenses increased $150,321 (23%), gas deductions and other costs decreased by $76,491 (29%), and gross production taxes increased $93,877 (73%).

Exploration Costs. Exploration costs increased $33,762 (79%) to $76,497 in the three months ended September 30, 2025, from $42,735 in the comparable period in 2024, due to increased dry hole and plugging costs of $29,386 and an increase of $4,376 in geological, geophysical, and other costs.

Water Well Drilling Costs. Water well drilling costs decreased $563 (100%) to $0 in the three months ended September 30, 2025, from $563 in the comparable period in 2024. On April 19, 2024, we terminated the TWS Agreement with TWS South due to a breach of the agreement. Due to the termination, there will be no future expenses from water well drilling operations. See Note 6 for additional information on TWS.

General, Administrative and Other (G&A). G&A decreased $444,097 (43%) to $593,534 in the three months ended September 30, 2025, from $1,037,631 in the comparable period in 2024. This was primarily the result of bad debt expense of $465,977 recorded for TWS South accounts receivable in 2024. See Note 6 to the accompanying consolidated financial statements for an analysis of the circumstances of this line item.

Gain on Disposition of Oil and Gas Properties. We had a gain on the sale of unproved, non-producing leasehold of $149,430 in the three months ended September 30, 2025, with none in the the comparable period in 2024.

Equity Income/(Loss) in Investees. Equity income/(loss) in investees decreased $24,029 to a loss of $16,696 in the three months ended September 30, 2025, from income of $7,333 in the comparable period in 2024. See Note 5 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other income/(Loss), net decreased $583,431 in the three months ended September 30, 2025, to a loss of $119,742 from income of $463,689 in the comparable period in 2024. See Note 4 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision. Income tax provision increased $49,121 (20%) to $299,616 in the three months ended September 30, 2025, from a provision of $250,495 in the comparable period in 2024. Of the 2025 tax provision, estimated current tax provision was $20,797 and estimated deferred tax provision was $278,819. Of the 2024 tax provision, the estimated current tax benefit was $69,438 and the estimated deferred tax provision was $319,933. See discussions above in “Results of Operations” section for additional explanation of the changes in the provision for income taxes.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS

Our consolidated entity, TWS, entered into the TWS Agreement with TWS South, on March 19, 2021, to form a water well drilling company. The TWS Agreement was terminated on April 19, 2024. TWS was party to a negligence and breach of contract lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff sought relief in excess of $1,000,000 and intended for discovery to be conducted under Level 3 of Texas Rule of Civil Procedure 190.4 in Bell County, Texas. On June 27, 2025, the presiding judge granted a Motion for Summary Judgment in the case that the Plaintiff would recover nothing against TWS or TWS South and that all claims against TWS and TWS South are denied. See Note 6 to the accompanying consolidated financial statements for additional information on TWS.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2025	8	$160	8	$1,747,040
August 1 to August 31, 2025	67	$162	67	$1,753,550
September 1 to September 30, 2025	88	$160	88	$1,722,240
Total	163	$161	163

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated a Rule 105-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: November 14, 2025	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: November 14, 2025	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer