Form 10-K
period 2025-12-31
RESERVE PETROLEUM CO
filed 2026-03-31
CIK 83350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $17,013,553, as computed by reference to the last reported sale which was on June 30, 2025.

As of March 10, 2026, there were 151,594 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) relating to the registrant’s Annual Meeting of Stockholders to be held on May 19, 2026, which will be filed within 120 days of the end of the registrant’s year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

Owned Mineral Property Management
We have non-producing mineral interests of 88,868 net acres. These mineral interests are in 12 different states in the north-central and south-central United States. A total of 81,504 (92%) net acres are in the states of Arkansas, Kansas, Oklahoma, South Dakota and Texas, the areas of concentration in our exploration and development programs.

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

A substantial amount of our oil and gas revenue resulted from our owned mineral property management. In 2025, $3,425,011 (21%) of oil and gas sales was from royalty and other interests versus $3,460,997 (23%) in 2024. As a result of our mineral ownership, we had royalty interests in 7 gross (0.03 net) wells, which were drilled and completed as producing wells in 2025. This resulted in an average royalty interest of 0.50% for these 7 new wells. We have very little control over the timing or extent of the operations conducted on our royalty interest properties.

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

In 2025, we participated in the drilling of 39 development wells, including 4 (0.05 net) in progress at the end of 2024 with 33 (0.7 net) completed as producers and 6 (0.08 net) in progress at the end of 2025.

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

We develop exploratory drilling prospects by identification of an area of interest, development of geological and geophysical information and purchase of leaseholds in the area. We may then attempt to sell an interest in the prospect to one or more companies in the petroleum industry with one of the purchasing companies functioning as operator. In 2025, we participated in the drilling of 10 exploratory wells, including 3 wells (0.54 net) in progress at the end of 2024, with 2 wells (0.26 net) completed as producers, 6 wells (1 net) completed as dry holes and 2 wells (0.24 net) in progress at the end of 2025.

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

Water Well Drilling
Our wholly owned consolidated subsidiary, Trinity Water Services, LLC ("TWS"), an Oklahoma limited liability company, had a water well drilling agreement (“TWS Agreement”) with TWS South, LLC ("TWS South"), a Texas limited liability company until April 19, 2024, when the contract was terminated for breach of contract by TWS South. All water well drilling activity through April 19, 2024 is classified as such on the consolidated financial statements. See Item 8, Note 8 to the accompanying consolidated financial statements for additional information on TWS.

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

Customers
In 2025, we had two customers whose total purchases were greater than 10% of revenues from oil and gas sales. Crawley Petroleum Corporation’s purchases were $5,280,399 or 33% of total oil and gas sales and Mewbourne Oil Company's purchases were $3,065,190 or 19% of total oil and gas sales. We sell most of our oil and gas under short-term sales contracts that are based on the spot market price.

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

Human Capital Resources
At December 31, 2025, we had eight employees including officers, all of whom work in our corporate office. Because we are small, our compensation philosophy and objectives are to provide compensation that is fair and reasonable for all employees at a competitive level that will allow us to attract and retain qualified personnel necessary to operate at the most efficient level possible. Our objective is to fully comply with all the operational and financial rules and regulations required of any public company, and specifically, those relating to the oil and gas exploration and production (“E&P”) industry. In addition, we try to maintain compensation at a level that is competitive with other similarly sized companies in this industry. Our philosophy and objectives for compensation of our executive officers are no different from those with respect to our other employees.

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

We utilize various third-party service organizations for critical areas of operations, including stockholder transfer agent services, accounting software, financial reporting software and regulatory filings, and mineral management software. We obtain System and Organization Controls (“SOC”) reports for each vendor and ensure that internal controls are designed and implemented to adequately meet the applicable user controls identified within the SOC report for each vendor.

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

ITEM 2. PROPERTIES
Our principal properties are oil and natural gas properties. We have interests in approximately 944 producing properties with 38% of them being working interest properties and 62% of them being royalty interest properties. About 81% of all our properties are in Oklahoma and Texas and account for approximately 84% of our annual oil and gas sales. About 12% of our properties are in Arkansas, Kansas and South Dakota and account for approximately 8% of our annual oil and gas sales. The remaining 7% of our properties are in Colorado, Montana, Nebraska, New Mexico, Utah, West Virginia, Ohio and Wyoming and account for about 8% of our annual oil and gas sales. No individual property provides more than 10% of our annual oil and gas sales.

OIL AND NATURAL GAS OPERATIONS
Oil and Gas Reserves
Reference is made to the Unaudited Supplemental Financial Information beginning on Page 40 for working interest reserve quantity information. Since January 1, 2025, we have not filed any reports with any federal authority or agency, which included estimates of total proved net oil or gas reserves, except for our 2024 Annual Report on Form 10-K and federal income tax return for the year ended December 31, 2024. Those reserve estimates were identical.

Production
The average sales price of oil and gas production for our royalty and working interests as well as the average working interest production cost (lifting cost) per equivalent thousand cubic feet (MCF) of gas are presented in the table below for the years ended December 31, 2025, 2024, and 2023. Equivalent MCF was calculated using approximate relative energy content.

	Royalties		Working Interests
	Sales Price		Sales Price
	Oil Per Bbl	Gas Per MCF	Oil Per Bbl	Gas Per MCF	Average Production Cost per Equivalent MCF
2025	$59.34	$3.15	$60.18	$3.71	$2.34
2024	$72.98	$2.25	$70.78	$2.78	$3.09
2023	$76.44	$2.51	$74.38	$2.96	$3.63

At December 31, 2025, we had working interests in 161 gross (25.9 net) wells producing primarily gas and 408 gross (45.7 net) wells producing primarily oil. These interests were in 12,549 net producing acres. These wells include 1.83 net wells associated with secondary recovery projects.

Undeveloped Acreage
Our undeveloped acreage consists of non-producing mineral interests and undeveloped leaseholds. At December 31, 2025, we held 88,868 net acres of non-producing mineral interests and 10,536 net acres of undeveloped leaseholds.

Net Productive and Dry Wells Drilled
The following table summarizes the net wells drilled, in which we had a working interest for the years ended December 31, 2023 and thereafter, as to net productive and dry exploratory wells drilled and net productive and dry development wells drilled.

	Number of Net Working Interest Wells Drilled
	Exploratory		Development
	Productive	Dry	Productive	Dry
2025	0.26	1.00	0.70	—
2024	0.26	0.40	0.46	—
2023	0.67	1.20	0.87	—

ITEM 3. LEGAL PROCEEDINGS
Our consolidated entity, TWS, entered into the TWS Agreement with TWS South, on March 19, 2021, to form a water well drilling company. The TWS Agreement was terminated on April 19, 2024. TWS was party to a negligence and breach of contract lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff sought relief in excess of $1,000,000 and intended for discovery to be conducted under Level 3 of Texas Rule of Civil Procedure 190.4 in Bell County, Texas. On June 27, 2025, the presiding judge granted a Motion for Summary Judgment in the case, noting the Plaintiff would recover nothing against TWS or TWS South and that all claims again TWS and TWS South are denied. See Item 8, Note 8 to the accompanying consolidated financial statements for additional information on TWS.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
The Company’s stock is dually traded in the Pink Sheet Electronic Quotation Service and the OTC Bulletin Board under the symbol “RSRV.”

At March 10, 2026, we had 1,435 holders of record of its common stock. We paid dividends on our common stock in the amount of $10.00 per share in 2025 and 2024, and expect the 2026 dividend to be comparable. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subheading “Financing Activities” section for more information about dividends paid. Management will review the amount of the annual dividend to be paid in 2026, if any, with the Board of Directors for its approval.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases for the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025	0	$—	0	$1,722,240
November 1 to November 30, 2025	22	$165	22	$1,776,434
December 1 to December 31, 2025	0	$—	0	$1,776,434
Total	22	$165	22

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

In 2025, as in prior years, we funded our business activity using internal sources of capital. For the most part, these internal sources are cash flows from operations, cash, cash equivalents and available-for-sale debt securities. When cash flows from operating activities exceed those needed for other business activities, the remaining balance is used to increase cash, cash equivalents, equity securities, and/or available-for-sale debt securities. When cash flows from operating activities are not adequate to fund other business activities, withdrawals are made from cash, cash equivalents, equity securities, and/or available-for-sale debt securities. Cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less.

In 2025, net cash provided by operating activities was $9,941,805, net cash applied to investing activities was $10,161,873 and net cash applied to financing activities was $1,652,424.

Other than cash and cash equivalents, other significant changes in working capital include the following:

Equity securities increased $2,015,221 (81%) to $4,516,415 in 2025 from $2,501,194 in 2024. The increase is due to purchases in excess of sales of $385,677, and a net increase in market value of $1,629,544.

Refundable income taxes increased $45,829 (19%) to $282,311 in 2025 from $236,482 in 2024, primarily resulting from estimated federal tax deposits.

Accounts receivable increased $220,086 (8%) to $2,994,573 in 2025 from $2,774,487 in 2024, primarily due to an increase in new wells drilled in 2025 that were in first production, but not yet paid by operators as of December 31, 2025.

Accounts payable increased $647,711 (125%) to $1,167,893 in 2025 from $520,182 in 2024, primarily due to the timing of activity and invoices.

Discussion of Selected Material Line Items in Cash Flows

The following is a discussion of material changes in cash flow by activity between the years ended December 31, 2025 and 2024. Also, see the discussion of changes in operating results under “Results of Operations” below in this Item 7.

Operating Activities
Net cash flows provided by operating activities increased $2,022,498 (26%) to $9,941,805 in 2025 from net cash provided by operating activities of $7,919,307 in 2024. For more information on operating activities, see “Operating Revenues” and “Other Income, Net” below.

Investing Activities
Net cash applied to investing activities increased $3,186,996 (46%) to $10,161,873 in 2025, from net cash applied to investing activities of $6,974,877 in 2024. The 2025 amount was the result of net property purchases of $10,009,712, cash provided by equity method and other investments of $233,516 and net cash applied to equity securities of $385,677.

Financing Activities
Net cash applied to financing activities decreased $586,658 (26%) to $1,652,424 in 2025 from net cash applied to financing activities of $2,239,082 in 2024. The 2025 amount was the result of $10 per share cash dividends paid on common stock of $1,517,794, treasury stock purchases of $55,265, payments of principal on the Grand Woods note payable of $147,863, and capital contributions from Grand Woods non-controlling interests of $68,498.

RESULTS OF OPERATIONS

In 2025 we had net income attributable to common stockholders of $4,903,715 compared to net income of $2,029,278 in 2024. Net income per share attributable to common stockholders, basic and diluted, was $32.32 in 2025, an increase of $19.14 per share from net income of $13.18 in 2024.

Operating Revenues
Operating revenues increased $1,445,498 (9%) to $17,441,161 in 2025 from $15,995,663 in 2024. Oil and gas sales increased $1,560,419 (10%) to $16,699,954 in 2025 from $15,139,535 in 2024. Lease bonuses and other revenues increased $546,054 (280%) to $741,207 in 2025 from $195,153 in 2024. Water well drilling services decreased $660,975 (100%) to $0 in 2025 from $660,975 in 2024, due to the termination of the TWS Agreement in 2024.

The $1,560,419 increase in oil and gas sales was the result of a $2,080,947 increase in gas sales, a $459,155 decrease in oil sales and a $61,373 decrease in miscellaneous oil and gas product sales.

The following price and volume analysis is presented to explain the changes in oil and gas sales from 2024 to 2025. Miscellaneous oil and gas product sales of $347,822 in 2025 and $409,195 in 2024 are not included in the analysis.

		Variance
Production (in thousands, except per Unit prices)	2025	Price	Volume	2024
Gas –
MCF	1,348		349	999
$	$4,803	$1,132	$949	$2,722
Unit Price	$3.56	$0.84		$2.72

Oil –
Bbls	192		26	166
$	$11,549	$(2,370)	$1,910	$12,009
Unit Price	$60.03	$(12.32)		$72.35

The $2,080,947 (76%) increase in natural gas sales to $4,802,719 in 2025 from $2,721,772 in 2024 was the cumulative result of an increase in gas sales volumes and an increase in the average price received per thousand cubic feet (MCF). The average price per MCF of natural gas sales increased $0.84 per MCF to $3.56 per MCF in 2025 from $2.72 per MCF in 2024, resulting in a positive gas price variance of $1,131,551. A positive volume variance of $949,396 was the result of an increase in natural gas volumes sold of 348,663 MCF to 1,348,157 MCF in 2025 from 999,494 MCF in 2024.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included in Item 8 below, working interests in natural gas extensions and discoveries were adequate to replace working interest reserves produced in 2025 and 2024.

The $459,155 (4%) decrease in crude oil sales to $11,549,413 in 2025 from $12,008,568 in 2024 was the result of a decrease in the average price per barrel (Bbl), offset by an increase in oil sales volumes. The average price received per Bbl of oil decreased $12.32 to $60.03 in 2025 from $72.35 in 2024, resulting in a negative oil price variance of $2,369,412. A positive volume variance of $1,910,257 was the result of an increase in oil sales volumes of 26,403 Bbls to 192,387 Bbls in 2025 from 165,984 Bbls in 2024.

As disclosed in Supplemental Schedule 1 of the Unaudited Supplemental Financial Information included below in Item 8, working interests in oil extensions and discoveries were not adequate to replace working interest reserves produced in 2025 and 2024.

For both oil and gas sales, the price change was mostly the result of a change in the spot market prices upon which most of our oil and gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Operating Costs and Expenses
Operating costs and expenses decreased $589,724 (4%) to $13,154,634 in 2025 from $13,744,358 in 2024.

Production Costs. Production costs increased $157,917 (3%) to $4,740,087 in 2025 from $4,582,170 in 2024. The increase was the cumulative result of a $98,606 (3%) increase in lease operating expense to $3,141,841 in 2025 from $3,043,235 in 2024, a $69,587 (9%) increase in gross production taxes to $883,604 in 2025 from $814,017 in 2024, and a $10,276 (1%) decrease in processing deductions to $714,642 in 2025 from $724,918 in 2024.

Exploration Costs. Under the successful efforts method of accounting used by the Company, geological and geophysical costs are expensed as incurred, as are the costs of unsuccessful exploratory drilling. The costs of successful exploratory drilling and all development costs are capitalized. Total costs of exploration and development, excluding asset retirement obligations but inclusive of geological and geophysical costs, were $9,757,474 in 2025 and $8,088,232 in 2024. See Item 8, Note 10 to the accompanying consolidated financial statements for a breakdown of these costs. Exploration and acquisition costs charged to operations were $441,188 in 2025 and $439,059 in 2024, inclusive of geological and geophysical costs of $41,625 in 2025 and $38,217 in 2024.

For the year ended December 31, 2025, We participated in the drilling of 10 gross exploratory working interest wells and 39 gross development working interest wells, with working interests ranging from a high of 9.0% to a low of 0.06%. Of the 10 exploratory wells, 2 were completed as producing wells, 6 as dry holes and 2 wells were in progress at the end of 2025. Of the 39 development wells, 33 were completed as producing wells and 6 wells were in progress at the end of 2025.

Water Well Drilling Services. Water well drilling services expenses decreased $432,163 (100%) to $0 from $432,163 in 2024. The decrease resulted from the April 19, 2024 termination of the TWS JVA with TWS South for water well drilling services. See Item 8, Note 8 to the accompanying consolidated financial statements for additional information on TWS.

Depreciation, Depletion, Amortization and Valuation Provisions (DD&A). Major components of DD&A are the provision for impairment of undeveloped leaseholds, provision for impairment of long-lived assets, depletion of producing leaseholds and depreciation of tangible and intangible lease and well costs. Undeveloped leaseholds are amortized over the life of the leasehold (most are 3 years) using a straight-line method, except when the leasehold is impaired or condemned by drilling and/or geological interpretation of seismic data; if so, an adjustment to the provision is made at the time of impairment. The provision for impairment of undeveloped leaseholds was $52,202 and $56,881 in December 31, 2025 and 2024, respectively.

As discussed in Item 8, Note 11 to the accompanying consolidated financial statements, accounting principles require the recognition of an impairment loss on long-lived assets used in operations when indicators of impairment are present. Impairment evaluation is a two-step process. The first step is to measure when the undiscounted cash flows estimated to be generated by those assets, determined on a well-by-well basis, is less than the assets’ carrying amounts. The second step is to adjust those assets meeting the first criterion to estimated fair value. Evaluation for impairment was performed in both 2025 and 2024 with impairment losses of $1,540,705 and $1,949,148, respectively.

The depletion and depreciation of oil and gas properties are computed by the units-of-production method. The amount expensed in any year will fluctuate with the change in estimated reserves of oil and gas, a change in the rate of production or a change in the basis of the assets. The provision for depletion and depreciation was $4,290,427 and $3,157,718 in 2025 and 2024, respectively. The provision includes $52,550 and $42,590 in 2025 and 2024, respectively, for the amortization of the asset retirement costs. See Item 8, Note 3 to the accompanying consolidated financial statements for additional information regarding the asset retirement obligation. The provision for depreciation for other assets was $52,025 in 2025 and $55,248 in 2024.

Gain on Disposition of Oil and Gas Properties. We had a gain on oil and gas property sales of $793,764 and $172,935 in 2025 and 2024, respectively, resulting from sales of leasehold in western Oklahoma.

General, Administrative and Other (G&A). G&A decreased $420,588 (14%) to $2,656,562 from $3,077,150 in 2024. The decrease was primarily due to decreases of $63,373 in human resource costs, bad debt expense of $435,977 related to TWS accounts receivable, and IT costs of $17,762 offset by increases of $76,899 in consulting fees and $21,013 in regulatory fees, legal fees and taxes, with a net decrease in all other G&A accounts of $1,388.

Equity Income in Investees
Equity income in investees was $59,922 in 2025 and $112,481 in 2024. The 2025 net income consisted of Broadway Sixty-Eight, LLC (“Broadway 68”) income of $33,933, Broadway Seventy-Two, LLC (“Broadway 72”) income of $37,369, Victorum BRH Investment, LLC ("BRH") income of $31,440, offset by the Stott's Mill ("Stott's Mill") loss of $40,071 and QSN Office Park, LLC (“QSN”) loss of $2,749.

Other Income, Net
Other income, net was $1,847,233 in 2025 and $191,842 in 2024. See Item 8, Note 12 to the accompanying consolidated financial statements for a breakdown of Other Income, net. The material components of Other Income, Net are discussed below.

Net realized and unrealized gain on equity securities was $1,629,544 in 2025 and $375,461 in 2024. In 2025, we had realized losses of $36,760 and unrealized gains of $1,666,304. In 2024, we had realized gains of $66,168 and unrealized gains of $309,293. Unrealized gains in 2025 were primarily due to the increase in market value of one stock, Chilean Cobalt Corporation of $1,450,814.

Income from other investments increased $366,762 (656%) to $422,699 in 2025 from $55,937 in 2024, primarily resulting from $398,518 in income from the sale of all remaining acreage in OKC Industrial Properties, LC.

Interest income decreased $189,188 (94%) to $12,089 in 2025 from $201,277 in 2024 and dividend income increased $148,297 (151%) to $246,468 in 2025 from $98,171 in 2024, primarily due to a reclassification of bank interest to dividends to align with tax reporting.

Impairment of other investments increased $208,617 to $527,511 in 2025 from $318,894 in 2024, primarily due to impairment of Cloudburst International, Inc. of $356,007 and one VCC investment of $81,504. For more information on the loss on deconsolidation in 2024, please see Item 8, Note 8 – Non-Controlling Interests and Variable Interest Entities. For more information on impairment of other investments, please See Item 8, Note 7 – Investments and Related Commitments and Contingent Liabilities, Including Guaranties.

Income Tax Provision
In 2025, we had an estimated income tax provision of $1,265,135 as the result of a deferred tax provision of $1,252,559 and a current tax provision of $12,576. In 2024, we had an estimated income tax provision of $499,399 as the result of a deferred tax provision of $434,446 and a current tax provision of $64,953. See Item 8, Note 6 to the accompanying consolidated financial statements for an analysis of the various components of income taxes and a discussion of the federal tax rate change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
of The Reserve Petroleum Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Reserve Petroleum Company and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
As discussed in Note 3 and 11 to the financial statements, the Company's proved oil and natural gas properties are depleted using the units-of-production method on a property-by-property basis and is based primarily on estimates of proved reserve quantities. Additionally, the Company recognizes impairment of proved oil and natural gas properties on a property-by-property basis when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the property's carrying amount. The impairment loss is measured by comparing the estimated fair value of the property to its carrying amount. The Company's oil and natural gas reserve quantities and the related future net cash flows required management to make significant estimates and assumptions. As a result of changing market conditions and commodity prices, assumptions can change from period to period, causing the estimates of proved reserves to change. The Company employs a petroleum engineer to estimate oil and natural gas reserves using generally accepted engineering methods, calculation procedures and engineering data, and also engages an independent engineering firm to review the reasonableness of a portion of the Company's estimated reserves. Changes in these assumptions or engineering data could have a significant impact on reserve quantities and the amount of depletion and impairment recorded during a period. The proved oil and natural gas properties balance was $18,581,757 as of December 31, 2025, net of accumulated depreciation, depletion, amortization and valuation allowance.
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
Oklahoma City, Oklahoma
March 31, 2026

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
ASSETS

	December 31,
Current Assets:	2025	2024
Cash and Cash Equivalents	$2,051,330	$3,923,822
Equity Securities	4,516,415	2,501,194
Refundable Income Taxes	282,311	236,482
Accounts Receivable	2,994,573	2,774,487
Total Current Assets	9,844,629	9,435,985

Investments:
Equity Method Investments	1,782,717	2,479,433
Other Investments	3,440,406	3,176,329
Total Investments	5,223,123	5,655,762

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	6,110,839	4,751,323
Proved Properties	84,478,449	76,669,648
Oil and Gas Properties, Gross	90,589,288	81,420,971
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(66,392,912)	(62,476,410)
Oil and Gas Properties, Net	24,196,376	18,944,561
Other Property and Equipment, at Cost	2,573,154	2,520,198
Less – Accumulated Depreciation	(228,759)	(176,733)
Other Property and Equipment, Net	2,344,395	2,343,465
Total Property, Plant and Equipment, Net	26,540,771	21,288,026
Total Assets	$41,608,523	$36,379,773

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
LIABILITIES AND EQUITY

	December 31,
	2025	2024
Current Liabilities:
Accounts Payable	$1,167,893	$520,182
Other Current Liabilities	14,249	45,180
Note Payable, Current Portion	1,010,873	148,155
Total Current Liabilities	2,193,015	713,517

Long-Term Liabilities:
Asset Retirement Obligation	2,509,626	2,362,060
Deferred Tax Liability, Net	2,906,516	1,653,957
Note Payable, Less Current Portion	—	1,010,581
Total Long-Term Liabilities	5,416,142	5,026,598
Total Liabilities	7,609,157	5,740,115

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	36,080,391	32,694,470
Equity Before Treasury Stock	36,237,759	32,851,838
Less – Treasury Stock, at Cost	(2,472,606)	(2,417,341)
Total Equity Applicable to The Reserve Petroleum Company	33,765,153	30,434,497
Non-Controlling Interests	234,213	205,161
Total Equity	33,999,366	30,639,658
Total Liabilities and Equity	$41,608,523	$36,379,773

(1) Balances for December 31, 2025 and 2024, includes approximately $2,297,702 and $2,252,959, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $1,010,873 and $1,159,270, respectively, of liabilities of consolidated variable interest entities for which creditors do have partial recourse to the general credit of the Company. For more information, see Note 8 – Non-Controlling Interests and Variable Interest Entities.

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024
Operating Revenues:
Oil and Gas Sales	$16,699,954	$15,139,535
Lease Bonuses and Other	741,207	195,153
Water Well Drilling Services	—	660,975
Total Operating Revenues	17,441,161	15,995,663

Operating Costs and Expenses:
Production	4,740,087	4,582,170
Exploration	441,188	439,059
Water Well Drilling Services	—	432,163
Depreciation, Depletion, Amortization and Valuation Provisions	5,935,359	5,218,995
Asset Retirement Obligation Accretion	175,202	167,756
Gain on Disposition of Oil and Gas Properties	(793,764)	(172,935)
General, Administrative and Other	2,656,562	3,077,150
Total Operating Costs and Expenses	13,154,634	13,744,358

Income from Operations	4,286,527	2,251,305
Equity Income in Investees	59,922	112,481
Interest Expense	(64,278)	(69,229)
Other Income, Net	1,847,233	191,842
Income Before Income Taxes and Non-Controlling Interests	6,129,404	2,486,399
Income Tax Provision	1,265,135	499,399
Net Income	$4,864,269	$1,987,000
Less: Net Loss Attributable to Non-Controlling Interests	(39,446)	(42,278)
Net Income Attributable to Common Stockholders	$4,903,715	$2,029,278

Per Share Data:
Net Income Attributable to Common Stockholders, Basic	$32.32	$13.18
Cash Dividends	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	151,722	153,930

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total Equity
Year Ended December 31, 2024
Balance as of January 1, 2024	$92,368	$65,000	$32,212,066	$(1,820,527)	$200,697	$30,749,604
Net Income/(Loss)	—	—	2,029,278	—	(42,278)	1,987,000
Dividends Declared	—	—	(1,546,874)	—	—	(1,546,874)
Purchase of Treasury Stock	—	—	—	(596,814)	—	(596,814)
Capital Contributions	—	—	—	—	46,742	46,742
Balance as of December 31, 2024	$92,368	$65,000	$32,694,470	$(2,417,341)	$205,161	$30,639,658

Year Ended December 31, 2025
Balance as of December 31, 2024	$92,368	$65,000	$32,694,470	$(2,417,341)	$205,161	$30,639,658
Net Income/(Loss)	—	—	4,903,715	—	(39,446)	4,864,269
Dividends Declared	—	—	(1,517,794)	—	—	(1,517,794)
Purchase of Treasury Stock	—	—	—	(55,265)	—	(55,265)
Capital Contributions	—	—	—	—	68,498	68,498
Balance as of December 31, 2025	$92,368	$65,000	$36,080,391	$(2,472,606)	$234,213	$33,999,366

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024

Cash Provided by/(Applied to) Operating Activities:
Net Income	$4,864,269	$1,987,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	5,935,359	5,218,995
Depreciation Attributable to TWS	—	18,973
Accretion of Asset Retirement Obligation	175,202	167,756
Gain on Disposition of Oil and Gas Properties & Other Assets	(793,764)	(177,135)
Cash Distributions from Equity Method Investments	130,052	180,967
Income on Equity Method and Other Investments	(458,440)	(113,371)
Impairment of Other Investments	527,511	318,894
Loss on Deconsolidation of TWS South	—	296,717
Net Gain on Equity Securities	(1,629,544)	(375,461)
Deferred Income Taxes	1,252,559	434,446
Change in Refundable Income Taxes	(45,829)	81,273
Change in Accounts Receivable	(220,086)	(407,824)
Change in Accounts Payable & Other Current Liabilities	204,516	288,077
Net Cash Provided by Operating Activities	9,941,805	7,919,307

Cash Provided by/(Applied to) Investing Activities:
Maturity of Available-for-Sale Debt Securities	—	2,534,727
Purchase of Available-for-Sale Debt Securities	—	(313,826)
Proceeds from Disposal of Property, Plant and Equipment	3,467,407	605,646
Purchase of Property, Plant and Equipment	(13,477,119)	(10,277,020)
Purchase of Investments	(878,917)	(575,529)
Return of Investment from Equity Method Investments	646,433	300,000
Cash Distributions from Other Investments	466,000	64,750
Sale of Equity Securities	1,201,073	4,162,562
Purchase of Equity Securities	(1,586,750)	(3,476,187)
Net Cash Applied to Investing Activities	(10,161,873)	(6,974,877)

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year Ended December 31,
	2025	2024
Cash Provided by/(Applied to) Financing Activities:
Principal Payments on Note Payable	$(147,863)	$(142,136)
Capital Contributions from Non-Controlling Interests	68,498	46,742
Dividends Paid to Stockholders	(1,517,794)	(1,546,874)
Purchase of Treasury Stock	(55,265)	(596,814)
Net Cash Applied to Financing Activities	(1,652,424)	(2,239,082)

Net Change in Cash and Cash Equivalents	(1,872,492)	(1,294,652)
Cash and Cash Equivalents at Beginning of Year	3,923,822	5,218,474
Cash and Cash Equivalents at End of Year	$2,051,330	$3,923,822

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$44,547	$50,274
Income Taxes Paid/(Refunded), Net	$58,200	$(10,873)

Supplemental Schedule of Noncash Investing and Financing Activities:
Net Increase in Accounts Payable for Property, Plant and Equipment Additions	$(412,264)	$(273,350)

See accompanying notes to consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – NATURE OF OPERATIONS

The Reserve Petroleum Company, a Delaware corporation, is an independent oil and gas company focused on exploration and production. In addition to its core operations, the Company manages a diverse investment portfolio. The Company’s consolidated subsidiaries consist of Grand Woods Development, LLC (“Grand Woods”), an Oklahoma limited liability company, and wholly owned Trinity Water Services, LLC ("TWS"), an Oklahoma limited liability company. Unless otherwise specified or the context otherwise requires, all references in these notes to “the Company,” “its,” “our,” and “we” are to The Reserve Petroleum Company and its consolidated subsidiaries.

Note 2 – BUSINESS SEGMENT INFORMATION

The Company identifies components of the business as operating segments when (1) the component engages in business activities from which it may recognize revenue and incur expenses, (2) the component’s operating results are regularly reviewed by the chief operating decision maker (“CODM”), and (3) discrete financial information is available for the component. Operating segments are deemed reportable when (1) the operating segment’s revenue is greater than or equal to 10% of the combined revenues of all operating segments, (2) the operating segment’s profit or loss is greater than or equal to 10% of the greater of the combined reported profit of all operating segments not reporting a loss or the combined reported loss of all operating segments not reporting a profit, or (3) the operating segment’s assets are greater than or equal to 10% of the combined assets of all operating segments.

The Company has identified Oil and Gas as a reportable segment, which includes oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming.

The Company considers the chief executive officer to be the Company's CODM. The CODM allocates resources and assesses performance based on the assets and operating results of oil and gas operations, which is the Company's primary operating and reportable segment. Reportable segment assets include proved and unproved oil and gas minerals and leasehold, lease and well equipment and capitalized intangible drilling costs.

The following table presents financial information for the Company's reportable segment assets:

	December 31,
	2025	2024
Oil and Gas Properties, Gross	$90,589,288	$81,420,971
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(66,392,912)	(62,476,410)
Oil and Gas Properties, Net	$24,196,376	$18,944,561

Reportable segment revenue includes oil and gas sales and lease bonuses. The Company also includes Other Operating Income, Equity Income in Investees, Interest Expense and Other Income categories to reconcile segment revenues, segment profit and other business activities to the Company's operating results. Components in these categories do not meet the criteria to be considered reportable segments. See Note 3 – Summary of Significant Accounting Policies, Receivables and Revenue Recognition for information related to oil and gas revenue recognition.

The Other Operating categories includes water well drilling and associated expenses, and corporate expenses. Equity Income in Investees includes results of investment entities accounted for under the equity method. Interest Expense includes interest on the Note Payable discussed in Note 9 – Note Payable. Other Income includes various components discussed in Note 12 – Other Income, Net.

The following table presents financial information for the Company's reportable segment and income before income taxes:

	Year Ended December 31,
Segment Revenues	2025	2024
Oil and Gas Sales & Lease Bonus	$17,441,161	$15,334,688
Total Reportable Segment Revenues	17,441,161	15,334,688

Reportable Segment Expenses:
Production	4,740,087	4,582,170
Exploration	441,188	439,059
Depreciation, Depletion, Amortization and Valuation Provisions	5,935,359	5,218,995
Asset Retirement Obligation Accretion	175,202	167,756
Gain on Disposition of Oil and Gas Properties	(793,764)	(172,935)
Total Reportable Segment Expenses	10,498,072	10,235,045
Total Reportable Segment Profit	6,943,089	5,099,643

Other Operating Income, Net	—	228,812
General, Administrative and Other	(2,656,562)	(3,077,150)
Equity Income in Investees	59,922	112,481
Interest Expense	(64,278)	(69,229)
Other Income, Net	1,847,233	191,842
Income Before Income Taxes and Non-Controlling Interests	$6,129,404	$2,486,399

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of The Reserve Petroleum Company and our subsidiaries in which we hold a controlling interest, reflecting ownership of a majority of the voting interest, as of the financial statement date. Additionally, the Company consolidates VIEs under certain criteria discussed further below. All intercompany accounts and transactions have been eliminated in consolidation.

When necessary, reclassifications to the consolidated financial statements are made to prior period financial information to conform to the current year presentation. These reclassifications had no impact on previously reported net income/(loss) or retained earnings.

Variable Interest Entities

The Company decides at the inception of each arrangement whether an entity in which an investment is made or in which we have other variable interests is considered a VIE. Generally, an entity is a VIE if (1) the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, (2) the entity’s investors lack any characteristics of a controlling financial interest or (3) the entity was established with non-substantive voting rights. The Company consolidates VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that both: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. If the Company is not deemed to be the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with other applicable GAAP.

Non-Controlling Interests

When the Company consolidates an entity, 100% of the assets, liabilities, revenues and expenses of the subsidiary are included in the consolidated financial statements. For those consolidated entities in which the Company's ownership is less than 100%, the Company records a non-controlling interest as a component of equity on the consolidated balance sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income/(loss) attributable to non-controlling interest on the Consolidated Statements of Income. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity. See Note 8 for additional details on non-controlling interests.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

Marketable Securities:

The Company classifies its debt securities as available for sale. Equity securities with readily determinable fair values and available-for-sale debt securities are recorded at fair value. Unrealized gains and losses on equity securities are reported in current earnings. Unrealized gains and losses on available-for-sale debt securities, which consist entirely of U.S. Government securities, are reported as a component of other comprehensive income when significant to the consolidated financial statements. There were no significant, cumulative unrealized gains or losses on available-for-sale debt securities as of December 31, 2025 or 2024.

Equity Method and Other Investments:

The Company accounts for its non-marketable investments in limited liability companies on the equity method if ownership allows the Company to exercise significant influence.

Other investments, without readily determinable fair values, that are not accounted for on the equity method are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management reviews other investments and the underlying projects and activity periodically and assesses the need for any impairment. See Note 7 for additional information on investments and impairment.

Receivables and Revenue Recognition

Accounts receivable, net of allowance for credit losses, for the years ending December 31, 2025, 2024 and 2023 were $2,994,573, $2,774,487 and $2,366,663, respectively.

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

The Company's revenues are primarily derived from its interests in the sale of oil and natural gas production. Each barrel of oil or thousand cubic feet of natural gas delivered is considered a separate performance obligation. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations to provide oil and natural gas to customers are satisfied. Performance obligations are satisfied when we have no further obligations to perform related to the sale and the customer obtains control of product. The sales of oil and natural gas are made under contracts third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. We receive payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month, as performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable in the consolidated balance sheets. Variances between the Company's estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained.

A portion of oil and gas sales recorded in the consolidated Statements of Income are the result of estimated volumes and pricing for oil and gas products not yet received for the year. For the years ending December 31, 2025, 2024 and 2023, that estimate represented approximately $2,684,573, $1,986,995 and $977,894, respectively, of accrued oil and gas sales included in the consolidated Statements of Income.

The Company's contracts with customers originate at or near the time of delivery and transfer of control of oil and natural gas to the purchasers. As such, we do not have significant unsatisfied performance obligations. The Company's oil is typically sold at delivery points under contract terms that are common in the industry. The Company's natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in the industry. However, under these contracts, the natural gas may be sold to a single purchaser or may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to the Company for its share in the value of the oil and natural gas sold.

The Company's disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and gas sales:

	Year Ended December 31,
	2025	2024
Oil Sales	$11,549,413	$12,008,568
Natural Gas Sales	4,802,719	2,721,772
Miscellaneous Oil and Gas Product Sales	347,822	409,195
	$16,699,954	$15,139,535

The Company recognizes revenue from lease bonuses when we have received an executed lease agreement with a third party transferring the rights to explore for and produce any oil or gas they may find within the terms of the lease, the payment has been collected and we have no obligation to refund the payment. We recognize the lease bonus as a cost recovery with any excess above our cost basis in the mineral properties being treated as income. Water well drilling revenue and resulting receivables are recognized based on our right to invoice as services are performed. See Note 8 for information related to allowance for credit losses of uncollectible TWS receivables.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. There were no uncertain tax positions as of December 31, 2025 and 2024. The federal income tax returns for 2022, 2023 and 2024 are subject to examination. See Note 6 for discussion of income taxes.

Earnings Per Share

Accounting guidance for Earnings Per Share (EPS) establishes the methodology of calculating basic earnings per share and diluted earnings per share. The calculations of basic earnings per share and diluted earnings per share differ in that instruments convertible to common stock (such as stock options, warrants and convertible preferred stock) are added to weighted average shares outstanding when computing diluted earnings per share. For 2025 and 2024, the Company had no dilutive shares outstanding; therefore, basic and diluted earnings per share are the same.

Concentrations of Credit Risk and Major Customers

The Company's receivables relate primarily to sales of oil and natural gas to purchasers with operations in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming. We had two purchasers in 2025 whose total purchases were 52% of total oil and gas sales and two purchasers in 2024 whose purchases were 34% of total oil and gas sales.

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk with respect to cash and cash equivalents.

The Company's investment in marketable equity securities consists of equity interests in both U.S. and international entities involved in a broad range of industries. These marketable equity securities are subject to overall market risks, which could result in a temporary or permanent decline in the fair value of these securities.

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

Guaranties

At the inception of a guaranty or subsequent modification, the Company records a liability for the fair value of the obligation undertaken in issuing the guaranty. The Company records a liability for our obligations when it becomes probable that we will have to perform under the guaranty. We have issued guaranties associated with our consolidated VIE, Grand Woods and our equity method investments. See Note 7 for discussion of equity investments.

Asset Retirement Obligation

The Company records the fair value of our estimated liability to retire our oil and natural gas producing properties in the period in which it is incurred (typically the date of first sales). The estimated liability is calculated by obtaining current estimated plugging costs from the well operators, inflating it over the life of the property and discounting the estimated obligation to its present value. Current year inflation rate used is 2.50%. When the liability is first recorded, a corresponding increase in the carrying amount of the related long-lived asset is also recorded. Subsequently, the asset is amortized to expense over the life of the property and the liability is increased annually for the change in its present value. Current year discount rate used is 7.50%.

The following table summarizes the asset retirement obligation for 2025 and 2024:

	2025	2024
Beginning balance at January 1	$2,362,060	$2,566,368
Liabilities incurred	6,813	15,310
Liabilities settled (wells sold or plugged)	(34,449)	—
Accretion expense	175,202	167,756
Revision to estimate	—	(387,374)
Ending balance at December 31	$2,509,626	$2,362,060

New Accounting Pronouncements

Pronouncements Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 intends to provide investors with enhanced information about an entity’s income taxes by requiring disclosure of items such as disaggregation of the effective tax rate reconciliation as well as information regarding income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024. The Company adopted this pronouncement effective January 1, 2025 with no significant change to reporting or disclosures.

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

Note 4 – COMMON STOCK

The following table summarizes the changes in common stock issued and outstanding:

	Shares Issued	Shares of Treasury Stock	Shares Outstanding
January 1, 2024, $.50 par value stock, 200,000 shares authorized	184,735	29,039	155,696
Purchase of stock	—	3,758	(3,758)
December 31, 2024, $.50 par value stock, 200,000 shares authorized	184,735	32,797	151,938
Purchase of stock	—	344	(344)
December 31, 2025, $.50 par value stock, 200,000 shares authorized	184,735	33,141	151,594

Note 5 – MARKETABLE SECURITIES

With respect to equity securities, in 2025, we recorded realized losses of $36,760 and unrealized gains of $1,666,304, which primarily consisted of a 2025 gain of $1,450,814 on one stock with significant variances in fair market value from day to day. Subsequent to December 31, 2025, that stock experienced multiple changes in value and as of March 31, 2026, the Company experienced an unrealized loss on that stock of $498,583. In 2024, we recorded realized gains of $66,167 and unrealized gains of $309,294 with respect to equity securities.

Note 6 – INCOME TAXES

Components of deferred taxes are as follows:

	December 31,
	2025	2024
Assets:
Payables & Other	$191,131	$134,793
Net Operating Loss Carryforward	179,474	172,544
Net Leasehold Reserves	161,861	129,319
Long-Lived Asset Impairment	1,206,259	1,519,834
Investment Impairment	177,745	66,968
Deferred Geological and Geophysical Expense	8,562	12,348
Unrealized Equity Securities and Capital Losses	—	134,586
Asset Retirement Obligation	499,385	499,245
Total Assets	2,424,417	2,669,637
Liabilities:
Receivables	563,739	417,269
Intangible Drilling Costs	3,401,672	2,758,146
Depletion and Depreciation	740,310	821,003
Investments	209,400	203,345
Unrealized Equity Securities and Capital Gains	295,100	—
Other	120,712	123,831
Total Liabilities	5,330,933	4,323,594
Net Deferred Tax Liability	$(2,906,516)	$(1,653,957)

The following table summarizes the current and deferred portions of income tax provision/(benefit):

	Year Ended December 31,
	2025	2024
Current Tax Provision/(Benefit):
Federal	$12,149	$65,137
State	427	(184)
Total Current Tax Provision	12,576	64,953
Deferred Tax Provision	1,252,559	434,446
Total Income Tax Provision	$1,265,135	$499,399

The total income tax provision expressed as a percentage of income before income tax was 21% for 2025 and 20% for 2024.

These amounts differ from the amounts computed by applying the statutory U.S. federal enacted income tax rate of 21% for 2025 and 2024 as summarized in the following reconciliation:

	Year Ended December 31,
	2025	2024
Computed Federal Tax Provision:	$1,287,175	$522,144
Increase/(Decrease) in Tax from:
Allowable Depletion in Excess of Basis	(112,814)	—
Prior Year Provision Adjustments	82,300	26,594
Dividend Received Deduction	(8,139)	(10,308)
State Income Tax Provision/(Benefit)	427	(184)
Other	16,186	(38,847)
Income Tax Provision	$1,265,135	$499,399
Effective Tax Rate	21%	20%

Excess federal percentage depletion, which is limited to certain production volumes and by certain income levels, reduces estimated taxable income projected for any year. When a provision for income taxes is recorded, federal excess percentage depletion benefits decrease the effective tax rate. When a benefit for income taxes is recorded, federal excess percentage depletion benefits increase the effective tax rate. The benefit of federal excess percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where a recorded pre-tax income is relatively small or a pre-tax loss, the proportional effect of these items on the effective tax rate may be significant. We have available at December 31, 2025, approximately $854,638 of U.S. Federal net operating loss (“NOL”) carryforwards, that may be carried forward and applied against future taxable income. These NOL carryforwards do not expire but are subject to an 80% of taxable income utilization.

Note 7 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company's Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, was acquired in 1977. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. We lease our corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $44,716 for 2025 and 2024. The Company's investment in Broadway 68 totaled $153,502 and $119,570 at December 31, 2025 and 2024, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2021. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company's investment in Broadway 72 totaled $971,829 and $1,024,460 at December 31, 2025 and 2024, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guarantied 20% of a $620,000 development loan that matures July 15, 2028. The Company's investment in QSN totaled $347,053 and $331,665 at December 31, 2025 and 2024, respectively. We do not anticipate the need to perform on the guaranties of the loan.

Stott’s Mill (“Stott’s Mill”), with a 50% ownership, was acquired in 2022. Stott’s Mill consists of two residential lots in a developing subdivision located in Basalt, CO. In 2025, the Company sold the lots for $646,432, resulting in a loss of $39,921 on the investment. The Company's investment in Stott’s Mill totaled $0 and $686,353 at December 31, 2025 and 2024, respectively.

Victorum BRH Investment, LLC (“BRH”), with a 7.53% ownership, was acquired in 2023. BRH serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company's investment in BRH totaled $310,333 and $317,385 at December 31, 2025 and 2024, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. Impairment losses based on a significant deterioration in the earnings performance and business prospects of the investee recorded in 2024 were $67,193. The Company's investment in Bailey totaled $5,434 at December 31, 2025 and 2024.

Cloudburst International, Inc. (“Cloudburst”), with a 8.85% ownership, was acquired in 2021. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. Impairment loss based on a significant deterioration in the earnings performance and business prospects of the investee recorded in 2025 was $356,007. The Company's investment in Cloudburst totaled $1,240,000 and $1,596,007 at December 31, 2025 and 2024, respectively.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in 2020. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. Impairment loss based on a significant deterioration in the earnings performance and business prospects of the investee recorded in the years ended December 31, 2025 and 2024, was $90,000 and $111,958, respectively. The Company's investment in Genlith totaled $50,000 and $140,000 at December 31, 2025 and 2024, respectively.

OKC Industrial Properties, LC (“OKC”), with a 10% ownership, was acquired in 1992. OKC originally owned approximately 260 acres of undeveloped land in north Oklahoma City. In 2025, OKC sold the last 13 acres, resulting in income of $398,518 for the Company. The Company's investment in OKC totaled $0 and $67,482 at December 31, 2025 and 2024, respectively.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. We participate with minority ownership in an assortment of investments held with VCC. Impairment loss based on a significant deterioration in the earnings performance and business prospects of the investee recorded in the years ended December 31, 2025 and 2024, was $81,504 and $139,743, respectively. The Company's investment in VCC special purpose investment vehicles totaled $200,802 and $227,306 at December 31, 2025 and 2024, respectively.

VCC Venture Fund I, LP (“VCC Venture”), serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company's investment in VCC Venture totaled $218,750 and $156,520 at December 31, 2025 and 2024, respectively. The balance at December 31, 2025 represents 87.5% of the Company's capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company committed to a $1,000,000 investment in Cortado II-A. The Company's investment in Cortado II-A totaled $850,000 and $600,000 at December 31, 2025 and 2024, respectively. The balance at December 31, 2025 represents 85% of the Company's capital commitment.

Cypress MWC, LLC ("Cypress"), with 15% ownership, was acquired in 2024. Cypress is a town home development in Midwest City, Oklahoma. The Company committed to a $750,000 investment in Cypress. The Company's investment in Cypress totaled $750,000 and $375,000 at December 31, 2025 and 2024, respectively. The balance at December 31, 2025 represents 100% of the Company's capital commitment.

14501 N Rockwell, LLC ("Westcreek Ranch"), with a 3.74% ownership, was acquired in 2025. Westcreek Ranch is a cottage style apartment community development in Oklahoma City, Oklahoma. The Company committed to a $400,000 investment in Westcreek Ranch. The Company's investment in Westcreek Ranch totaled $116,570 at December 31, 2025, which represents 29% of the Company's capital commitment.

Note 8 – NON-CONTROLLING INTERESTS AND VARIABLE INTEREST ENTITIES

Grand Woods is accounted for as a consolidated VIE. Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company owns an 80.37% interest in Grand Woods in the form of 47.08 Class A units and 546,735 Class C units, with the remaining non-controlling member interests held by other members, including 8.72% owned by executive officers of the Company. The Company is the only guarantor of $1,200,000 of the note payable held by Grand Woods. See Note 9 for terms and guaranty of debt held by Grand Woods, which is included in the consolidated balance sheets. As a result of the Company's guaranty of $1,200,000 of Grand Woods debt, the note holder has partial recourse to the Company for the consolidated VIE’s liabilities.

TWS is accounted for as a consolidated VIE. TWS entered into an agreement ("TWS Agreement") with TWS South, LLC ("TWS South"), a Texas limited liability company, on March 19, 2021, to form a water well drilling company where TWS would provide funding for equipment and operations, with TWS South providing industry expertise for operations and securing customers in the central Texas region. The TWS Agreement stated that TWS South would devote substantially all time and attention to the project. Following the discovery that TWS South breached the TWS Agreement by assuming ownership and operating another drilling company, the Company terminated the TWS Agreement on April 19, 2024.

On the April 19, 2024 termination date, TWS South balance sheet items consisted of a drilling rig, various equipment and vehicles with net book value of $296,717, accounts receivable of $465,977, cash of $89,812, and no liabilities. TWS South paid cash of $85,410 to TWS and agreed to pay TWS any additional funds collected from payments on accounts receivable. TWS South holds title to each of the vehicles, with TWS as lienholder. TWS is also lienholder on the drilling rig, which is registered under TWS South as machinery in Texas. The equipment and vehicles are no longer consolidated as of the April 19, 2024 termination date. Deconsolidation of TWS South resulted in a loss of $296,717 in 2024, which is recorded in Other Income, Net on the Consolidated Statements of Income.

In September 2024, the Company was notified of a breach of contract and negligence lawsuit filed July 23, 2024, in the district court of Bell County, Texas 169th Judicial District, by Victory Companies, LLC ("the Plaintiff"), a customer of TWS South. Defendants include TWS, TWS South, individually and d/b/a Trinity Water Solutions, LLC, and a third party engineering firm. The Plaintiff sought relief in excess of $1,000,000. On June 27, 2025, the presiding judge granted a Motion for Summary Judgment in the case that the Plaintiff would recover nothing against TWS or TWS South and that all claims against TWS and TWS South are denied. There is significant uncertainty about the collectibility of TWS South accounts receivable and the corresponding ability to pay TWS additional payments, therefore, an allowance for credit losses in the amount of $495,977 is recorded in Accounts Receivable on the Consolidated Balance Sheets. The Company will record additional consideration if received after any settlements are reached, which may reduce the loss recorded in future periods.

The following tables present the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of December 31, 2025 and 2024 and exclude intercompany balances that eliminate in consolidation. Assets in the table below may only be used to settle obligations of each entity and include third party assets and liabilities only.

	December 31, 2025
	Grand Woods	TWS	Total
Assets:
Cash	$20,344	$105,530	$125,874
Total Current Assets	20,344	105,530	125,874
Other Property and Equipment, at cost	2,171,828	—	2,171,828
Total Assets	$2,192,172	$105,530	$2,297,702

Liabilities:
Note Payable, Current Portion	$1,010,873	$—	$1,010,873
Total Current Liabilities	1,010,873	—	1,010,873
Total Liabilities	$1,010,873	$—	$1,010,873

	December 31, 2024
	Grand Woods	TWS	Total
Assets:
Cash	$19,826	$61,305	$81,131
Total Current Assets	19,826	61,305	81,131
Other Property and Equipment, at cost	2,171,828	—	2,171,828
Total Assets	$2,191,654	$61,305	$2,252,959

Liabilities:
Accounts Payable	$534	$—	$534
Note Payable, Current Portion	148,155	—	148,155
Total Current Liabilities	148,689	—	148,689
Note Payable, Less Current Portion	1,010,581	—	1,010,581
Total Liabilities	$1,159,270	$—	$1,159,270

Note 9 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at December 31, 2025 is $1,010,873, and $1,010,873 is classified as current. Interest paid on the Note totaled $44,547 in 2025 and $50,274 in 2024. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment managers and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note.

In the event there is not a sale prior to the November 23, 2026 balloon payment due date, the Company expects the investment managers to propose payment of the note by the members or refinancing. We do not anticipate the need to perform on the guarantee of the Note prior to a sale of the underlying property or refinancing.

Below is a schedule of future principal payments that we are obligated to make on the outstanding Note at December 31, 2025:

Years Ending December 31,	Principal Payments
2026	$1,010,873
$1,010,873

Note 10 – COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

All our oil and gas operations are within the continental United States. In connection with our oil and gas operations, the following costs were incurred:

	Year Ended December 31,
	2025	2024
Acquisition of Properties:
Unproved	$3,488,407	$2,141,770
Proved	13,577	—
Exploration Costs	2,323,268	1,325,913
Development Costs	7,434,206	6,762,319
Asset Retirement Obligation	6,813	15,310

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

During 2024 and 2025, there were no transfers into or out of Level 2 or Level 3.

Recurring Fair Value Measurements

Certain of the Company's assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, public Net Asset Values ("NAV") and where applicable, securities with similar maturity dates and interest rates. Level 3 assets use NAV as fair value.

At December 31, 2025 and 2024, our assets reported at fair value on a recurring basis are summarized as follows:

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$4,176,053	$—	$—
Others	52,512	—	—
	$4,228,565	$—	$—

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$1,450,604	$—	$—
International Equities	113,402	—	—
Others	—	—	762,330
	$1,564,006	$—	$762,330

The fair value hierarchy tables do not include investments where we have elected to use the NAV as a practical expedient to determine the fair value. These assets consist of a private business development fund classified under section 3(c)(7) of the Investment Company Act of 1940. Liquidity is only attained through sales on the secondary market.

A reconciliation to the consolidated balance sheet equity securities is as follows:

	December 31, 2025	December 31, 2024
Level 1 Assets	$4,228,565	$1,564,006
Level 3 Assets	—	762,330
Assets using NAV as a practical expedient, with a remaining commitment of $90,858	287,850	174,858
Total	$4,516,415	$2,501,194

Level 3 assets in the fair value hierarchy tables using NAV that is published and used for current transactions as fair value consist of a private perpetual business development fund. Redemption terms include expected quarterly repurchase offers pursuant to a unit repurchase program of up to 5% of outstanding units, either by number of units or aggregate net asset value as of such quarter end. The Company liquidated this asset in 2025.

A roll forward of our level 3 investments is as follows:

2025
Balance as of December 31, 2024	$762,330
Distributions	(761,527)
Changes in Realized Gains included in Other Income, Net	(6,379)
Changes in Unrealized Loss included in Other Income, Net	5,576
Balance as of December 31, 2025	$—

Remaining Unfunded Commitments	$—

Non-recurring Fair Value Measurements

The Company's asset retirement obligation incurred annually represents a non-recurring fair value liability. The fair value of the non-financial liability incurred was $6,813 and $15,310 at December 31, 2025 and 2024, respectively, and was calculated using Level 3 inputs. See Note 3 for more information about this liability and the inputs used for calculating fair value.

The fair value of oil and gas properties used in estimating impairment losses of $1,540,705 and $1,949,148 in 2025 and 2024, respectively, were based on Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

Fair Value of Financial Instruments

The estimated fair value of other financial instruments is the amount at which the instruments could be exchanged currently between willing parties. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate fair value, due to the short-term maturities of these instruments. Cash and cash equivalents are classified as Level 1 in the fair value hierarchy and the remaining financial instruments are classified as Level 2. The fair value of the Company’s note payable approximates its carrying value and is classified as Level 2 in the fair value hierarchy.

Note 12 – OTHER INCOME, NET

The following is an analysis of the components of Other Income, Net:

	Year Ended December 31,
	2025	2024
Net Realized and Unrealized Gain on Equity Securities	$1,629,544	$375,461
Gain on Other Asset Sales	—	42,112
Interest Income	12,089	201,277
Dividend Income	246,468	98,171
Loss on Deconsolidation of TWS South, LLC	—	(296,717)
Impairment of Other Investments	(527,511)	(318,894)
Income from Other Investments	422,699	55,937
Miscellaneous Income and Expenses	63,944	34,495
Other Income, Net	$1,847,233	$191,842

Note 13 – DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) savings plan to which both the Company and eligible employees may contribute. Company matching contributions are 100% of employee contributions up to 6% of annual salary. Our share of expenses relating to these matching contributions was $68,740 and $63,866 in 2025, and 2024, respectively.

Note 14 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is affiliated by common management and ownership with Lochbuie LLC (“Lochbuie”). We also own or have owned interests in certain producing and non-producing oil and gas properties as tenants in common with the affiliate. Lochbuie shares facilities and employees, including executive officers, with the Company. We are reimbursed for services, facilities and miscellaneous business expenses incurred, including the affiliate's share of salaries. Total reimbursement was $216,765 and $227,958 in 2025 and 2024, respectively. Lochbuie's share of salaries included in the reimbursements was $147,492 and $152,761 in 2025 and 2024, respectively.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)

	Year Ended December 31,
	2025	2024
Oil and Condensate (Bbls)
Proved Developed Reserves:
Beginning of Year	635,154	565,897
Revisions of Previous Estimates	70,718	70,771
Extensions and Discoveries	154,860	135,875
Purchase of Reserves	—	—
Production	(157,804)	(137,389)
End of Year	702,928	635,154

Proved Developed Reserves:
Beginning of Year	635,154	565,897
End of Year	702,928	635,154

Gas (MCF)
Proved Developed Reserves:
Beginning of Year	3,385,936	2,435,477
Revisions of Previous Estimates	823,756	427,002
Extensions and Discoveries	1,737,096	1,208,316
Purchase of Reserves	—	—
Production	(984,839)	(684,859)
End of Year	4,961,949	3,385,936

Proved Developed Reserves:
Beginning of Year	3,385,936	2,435,477
End of Year	4,961,949	3,385,936

See notes on next page.

SUPPLEMENTAL SCHEDULE 1

THE RESERVE PETROLEUM COMPANY
WORKING INTEREST RESERVE QUANTITY INFORMATION
(Unaudited)
Notes:

1.Estimates of royalty interests’ reserves, on properties in which we do not own a working interest, have not been included because the information required for the estimation of such reserves is not available. Our share of production from our net royalty interests was 34,583 Bbls of oil and 363,317 MCF of gas for 2025 and 28,595 Bbls of oil and 314,634 MCF of gas for 2024.

2.The preceding table sets forth estimates of our proved oil and gas reserves, together with the changes in those reserves, as prepared by our engineer for 2025 and 2024. Our engineer is a Professional Engineer ("PE") licensed in the State of Oklahoma with the primary discipline practice of Petroleum Engineering. The professional qualifications of our engineer responsible for the evaluation of the resources and economics information discussed in this report meet the standards of Reserve Auditor as defined in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information as promulgated by the Society of Petroleum Engineers. All reserves are located within the United States.

3.The Company emphasizes that the reserve volumes shown are estimates, which by their nature are subject to revision in the near term. The estimates have been made by utilizing geological and reservoir data, as well as actual production performance data available to us. These estimates are reviewed annually and are revised upward or downward as warranted by additional performance data. Our engineer is not independent, but as a licensed PE, is bound by statutory law to use an objective approach in calculating our working interest reserve estimates. These estimates are not influenced by the nature of our engineer's employment.

4.Our internal controls relating to the calculation of our working interests’ reserve estimates include review and testing of the accounting data flowing into the calculation of the reserve estimates. In addition, the average oil and natural gas product prices calculated in the engineer’s 2025 summary reserve report was tested by comparison to 2025 average sales price information from the accounting records.

SUPPLEMENTAL SCHEDULE 2

THE RESERVE PETROLEUM COMPANY
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED WORKING INTEREST
OIL AND GAS RESERVES
(Unaudited)

	Year Ended December 31,
	2025	2024
Future Cash Inflows	$59,224,605	$54,023,769

Future Production and Development Costs	(23,607,953)	(24,732,217)

Future Asset Retirement Obligation	(3,901,055)	(3,855,381)

Future Income Tax Expense	(3,202,477)	(2,106,855)

Future Net Cash Flows	28,513,120	23,329,316

10% Annual Discount for Estimated Timing of Cash Flows	(10,292,153)	(7,508,319)

Standardized Measure of Discounted Future Net Cash Flows	$18,220,967	$15,820,997

Estimates of future net cash flows from our proved working interests in oil and gas reserves are shown in the table above. These estimates, which by their nature are subject to revision in the near term, were based on an average monthly product price received by the Company for 2024 and 2025, with no escalation. The development and production costs are based on year-end cost levels, assuming the continuation of existing economic conditions. Cash flows are further reduced by estimated future asset retirement obligations and estimated future income tax expense calculated by applying the current statutory income tax rates to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion applicable to oil and gas production.

SUPPLEMENTAL SCHEDULE 3

THE RESERVE PETROLEUM COMPANY
CHANGES IN STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS FROM
PROVED WORKING INTEREST RESERVE QUANTITIES
(Unaudited)

	Year Ended December 31,
	2025	2024
Standardized Measure, Beginning of Year	$15,820,997	$13,298,164

Sales and Transfers, Net of Production Costs	(8,896,053)	(7,495,184)

Net Change in Sales and Transfer Prices, Net of Production Costs	(1,706,348)	(1,030,872)

Extensions, Discoveries and Improved Recoveries, Net of Future Production and Development Costs	11,126,156	10,443,504

Revisions of Quantity Estimates	1,536,243	863,992

Accretion of Discount	2,353,239	2,039,998

Purchases of Reserves in Place	—	—

Net Change in Income Taxes	(672,887)	(1,252,612)

Net Change in Asset Retirement Obligation	(14,541)	(372,065)

Changes in Production Rates (Timing) and Other	(1,325,839)	(673,928)

Standardized Measure, End of Year	$18,220,967	$15,820,997

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

	Year Ended December 31,
	2025	2024
Oil and gas sales	$16,699,954	$15,139,535

Production expenses	(4,740,087)	(4,582,170)

Exploration expenses	(441,188)	(439,059)

Depreciation, depletion, amortization and valuation provisions	(5,883,334)	(5,163,747)

Accretion of asset retirement obligations	(175,202)	(167,756)

Income tax expenses	(1,713,869)	(1,005,229)

Results of operations	$3,746,274	$3,781,574

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

Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025.

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

With the participation of the Principal Executive Officer and Principal Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As the Company is a Smaller Reporting Company, Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting
Management of the Company, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the internal control over financial reporting and concluded that no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kyle L. McLain	/s/ Eddy R. Ditzler
Kyle L. McLain (Chairman of the Board)	Eddy R. Ditzler (Director)
March 31, 2026	March 31, 2026

/s/ Marvin E. Harris, Jr.	/s/ William M. Smith
Marvin E. Harris, Jr. (Director)	William M. Smith (Director)
March 31, 2026	March 31, 2026