Form 10-Q
period 2026-03-31
RESERVE PETROLEUM CO
filed 2026-05-15
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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

As of May 8, 2026, 151,594 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	March 31, 2026	December 31, 2025
Current Assets:
Cash and Cash Equivalents	$2,759,925	$2,051,330
Equity Securities	4,215,983	4,516,415
Refundable Income Taxes	294,460	282,311
Accounts Receivable	3,217,939	2,994,573
Total Current Assets	10,488,307	9,844,629

Investments:
Equity Method Investments	1,772,942	1,782,717
Other Investments	3,790,406	3,440,406
Total Investments	5,563,348	5,223,123

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	5,745,509	6,110,839
Proved Properties	85,381,608	84,478,449
Oil and Gas Properties, Gross	91,127,117	90,589,288
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(67,426,870)	(66,392,912)
Oil and Gas Properties, Net	23,700,247	24,196,376
Other Property and Equipment, at Cost	2,573,154	2,573,154
Less – Accumulated Depreciation	(241,712)	(228,759)
Other Property and Equipment, Net	2,331,442	2,344,395
Total Property, Plant and Equipment, Net	26,031,689	26,540,771
Total Assets	$42,083,344	$41,608,523

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	March 31, 2026	December 31, 2025

Current Liabilities:
Accounts Payable & Other Current Liabilities	$357,297	$1,182,142
Note Payable, Current Portion	972,755	1,010,873
Total Current Liabilities	1,330,052	2,193,015

Long-Term Liabilities:
Asset Retirement Obligation	2,553,921	2,509,626
Deferred Tax Liability, Net	3,184,578	2,906,516
Total Long-Term Liabilities	5,738,499	5,416,142
Total Liabilities	7,068,551	7,609,157

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	37,087,208	36,080,391
Equity Before Treasury Stock	37,244,576	36,237,759
Less – Treasury Stock, at Cost	(2,472,606)	(2,472,606)
Total Equity Applicable to The Reserve Petroleum Company	34,771,970	33,765,153
Non-Controlling Interests	242,823	234,213
Total Equity	35,014,793	33,999,366
Total Liabilities and Equity	$42,083,344	$41,608,523
(1) At March 31, 2026 and December 31, 2025, includes approximately $2,203,071 and $2,297,702, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $972,755 and $1,010,873, respectively, of liabilities of consolidated variable interest entities for which creditors do have partial recourse to the general credit of the Company. For more information, see Note 6 – Non-Controlling Interest and Variable Interest Entities.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Revenues:
Oil and Gas Sales	$5,543,055	$3,851,465
Lease Bonuses and Other	10,759	456,650
Total Operating Revenues	5,553,814	4,308,115

Operating Costs and Expenses:
Production	1,231,836	1,048,361
Exploration	474,385	104,279
Depreciation, Depletion, Amortization and Valuation Provision	1,477,343	907,878
Asset Retirement Obligation Accretion	43,713	43,557
(Gain)/Loss on Disposition of Oil and Gas Properties	97,206	(492,282)
General, Administrative and Other	633,598	671,435
Total Operating Costs and Expenses	3,958,081	2,283,228
Income from Operations	1,595,733	2,024,887
Equity Income in Investees	44,743	39,180
Interest Expense	(15,566)	(16,149)
Other Income/(Loss), Net	(362,324)	267,703
Income Before Income Taxes and Non-Controlling Interests	1,262,586	2,315,621
Income Tax Provision/(Benefit):
Current	(11,894)	12,234
Deferred	278,062	535,302
Total Income Tax Benefit	266,168	547,536
Net Income	$996,418	$1,768,085
Less: Net Loss Attributable to Non-Controlling Interests	(10,399)	(10,076)
Net Income Attributable to Common Stockholders	$1,006,817	$1,778,161

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$6.64	$11.71
Weighted Average Shares Outstanding, Basic	151,594	151,813

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended March 31, 2026
Balance as of December 31, 2025	$92,368	$65,000	$36,080,391	$(2,472,606)	$234,213	$33,999,366
Net Income/(Loss)	—	—	1,006,817	—	(10,399)	996,418
Capital Contributions	—	—	—	—	19,009	19,009
Balance as of March 31, 2026	$92,368	$65,000	$37,087,208	$(2,472,606)	$242,823	$35,014,793

Three Months Ended March 31, 2025
Balance as of December 31, 2024	$92,368	$65,000	$32,694,470	$(2,417,341)	$205,161	$30,639,658
Net Income/(Loss)	—	—	1,778,161	—	(10,076)	1,768,085
Purchase of Treasury Stock	—	—	—	(25,440)	—	(25,440)
Capital Contributions	—	—	—	—	16,084	16,084
Balance as of March 31, 2025	$92,368	$65,000	$34,472,631	$(2,442,781)	$211,169	$32,398,387

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash Provided by/(Applied to) Operating Activities:
Net Income	$996,418	$1,768,085
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	1,477,343	907,878
Accretion of Asset Retirement Obligation	43,713	43,557
(Gain)/Loss on Disposition of Oil and Gas Properties	97,206	(492,282)
Cash Distributions from Equity Method Investments	57,918	35,371
Income on Equity Method and Other Investments	(44,743)	(39,180)
Net Loss on Equity Securities	401,868	25,154
Deferred Income Taxes	278,062	535,302
Change in Refundable Income Taxes	(12,149)	591
Change in Accounts Receivable	(223,366)	(801,828)
Change in Accounts Payable and Other Current Liabilities	(341,052)	(75,758)
Net Cash Provided by Operating Activities	$2,731,218	$1,906,890

Cash Provided by/(Applied to) Investing Activities:
Proceeds from Disposal of Oil and Gas Properties	16,740	1,580,166
Purchase of Property, Plant and Equipment	(1,565,418)	(2,337,148)
Purchase of Investments	(353,400)	(106,275)
Sale of Equity Securities	100,602	803,515
Purchase of Equity Securities	(202,038)	(491,245)
Net Cash Applied to Investing Activities	$(2,003,514)	$(550,987)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash Provided by/(Applied to) Financing Activities:
Principal Payments on Note Payable	$(38,118)	$(36,259)
Capital Contributions from Non-Controlling Interests	19,009	16,084
Purchase of Treasury Stock	—	(25,440)
Total Cash Applied to Financing Activities	(19,109)	(45,615)

Net Change in Cash and Cash Equivalents	708,595	1,310,288
Cash and Cash Equivalents, Beginning of Period	2,051,330	3,923,822
Cash and Cash Equivalents, End of Period	$2,759,925	$5,234,110

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$9,984	$11,844

Supplemental Schedule of Noncash Investing and Financing Activities:
Net Decrease in Accounts Payable for Property, Plant and Equipment Additions	$483,793	$210,110
Net Increase in Asset Retirement Obligation	$(582)	$(4,074)
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (hereinafter the “2025 Form 10-K”).

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are necessary for a fair statement of the results of the interim periods presented. The results of operations for the current interim periods are not necessarily indicative of the operating results for the full year.

Variable Interest Entities

The Company decides at the inception of each arrangement whether an entity in which an investment is made, or in which the Company has other variable interests, is considered a VIE. Generally, an entity is a VIE if (1) the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, (2) the entity’s investors lack any characteristics of a controlling financial interest or (3) the entity was established with non-substantive voting rights. The Company consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is generally the party that both: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. If the Company is not deemed to be the primary beneficiary of a VIE, it accounts for the investment or other variable interests in a VIE in accordance with other applicable GAAP.

Non-Controlling Interests

When the Company consolidates an entity, 100% of the assets, liabilities, revenues and expenses of the subsidiary are included in the consolidated financial statements. For those consolidated entities in which its ownership is less than 100%, it records a non-controlling interest as a component of equity on the Consolidated Balance Sheets, which represents the third-party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interest is reported as net income (loss) attributable to non-controlling interests on the Consolidated Statements of Income. Changes in ownership interests in an entity that do not result in deconsolidation are generally recognized within equity. See Note 6 for additional details on non-controlling interests.

Note 2 – SEGMENT REPORTING

The Company has identified Oil and Gas as a reportable segment, which includes oil and natural gas exploration, development and minerals management with areas of concentration in Arkansas, Kansas, Oklahoma, South Dakota, Texas and Wyoming. This reportable segment's assets consist of oil and gas properties, net, presented on the Consolidated Balance Sheets.

In the Company's reconciliation to income before income taxes, in addition to segment information, it includes Equity Income in Investees, Interest Expense and Other Income/(Loss) categories to reconcile segment revenues, segment profit and other business activities to our operating results. Components in these categories do not meet the criteria to be considered reportable segments. The following table presents financial information for the Company's reportable segment and a reconciliation to income before income taxes:

	Three Months Ended March 31,
Segment Revenues	2026	2025
Oil and Gas Sales & Lease Bonus	$5,553,814	$4,308,115

Reportable Segment Expenses:
Production	1,231,836	1,048,361
Exploration	474,385	104,279
Depreciation, Depletion, Amortization and Valuation Provision	1,477,343	907,878
Asset Retirement Obligation Accretion	43,713	43,557
(Gain)/Loss on Disposition of Oil and Gas Properties	97,206	(492,282)
Total Reportable Segment Expenses	3,324,483	1,611,793
Total Reportable Segment Profit	2,229,331	2,696,322

General, Administrative and Other	(633,598)	(671,435)
Equity Income in Investees	44,743	39,180
Interest Expense	(15,566)	(16,149)
Other Income/(Loss), Net	(362,324)	267,703
Income Before Income Taxes and Non-Controlling Interests	$1,262,586	$2,315,621

Note 3 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the Consolidated Statements of Income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the three months ended March 31, 2026 and 2025, that estimate represented $4,564,958 and $2,782,286, respectively, of oil and natural gas sales included in the Consolidated Statements of Income.

The Company's disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended March 31,
	2026	2025
Oil Sales	$3,750,765	$2,642,701
Natural Gas Sales	1,752,004	1,123,715
Miscellaneous Oil and Gas Product Sales	40,286	85,049
	$5,543,055	$3,851,465

Note 4 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended March 31,
	2026	2025
Net Realized and Unrealized Loss, Equity Securities	$(401,868)	$(25,154)
Interest Income	2,527	46,514
Dividend Income	33,677	16,398
Income from Other Investments	5,759	165,906
Miscellaneous Income/(Expense)	(2,419)	64,039
Other Income/(Loss), Net	$(362,324)	$267,703

Note 5 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, was acquired in 1977. Broadway 68 owns and operates an office building in Oklahoma City, Oklahoma. We lease our corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $11,179 during each of the three months ended March 31, 2026 and 2025. The Company's investment in Broadway 68 totaled $176,841 and $153,502 at March 31, 2026, and December 31, 2025, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2024. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company's investment in Broadway 72 totaled $968,269 and $971,829 at March 31, 2026, and December 31, 2025, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guarantied 20% of a $620,000 development loan that matures July 15, 2028. The Company's investment in QSN totaled $317,679 and $347,053 at March 31, 2026, and December 31, 2025, respectively. The Company does not anticipate the need to perform on the guaranty of the loan.

Victorum BRH Investment, LLC (“BRH”), with a 7.53% ownership, was acquired in 2023. BRH serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company's investment in BRH totaled $310,152 and $310,333 at March 31, 2026, and December 31, 2025, respectively.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company's investment in Bailey totaled $5,434 at March 31, 2026, and December 31, 2025.

Cloudburst International, Inc. (“Cloudburst”), with a 8.85% ownership, was acquired in 2022. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company's investment in Cloudburst totaled $1,240,000 at March 31, 2026, and December 31, 2025.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2023. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company's investment in Genlith totaled $50,000 at March 31, 2026, and December 31, 2025.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. The Company's investment in VCC special purpose investment vehicles totaled $200,802 at March 31, 2026, and December 31, 2025.

VCC Venture Fund I, LP (“VCC Venture”), with less than 2% ownership, was acquired in 2022, serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company committed to a $250,000 investment in VCC Venture. The Company's investment in VCC Venture totaled $218,750 at March 31, 2026, and December 31, 2025, which represents 87.50% of our capital commitment.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, was acquired in 2023, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company's investment in Cortado II-A totaled $1,000,000 and $850,000 at March 31, 2026, and December 31, 2025, respectively.

Cypress MWC, LLC ("Cypress"), with 15% ownership, was acquired in 2024, is a town home development in Midwest City, Oklahoma. The Company's investment in Cypress totaled $750,000 at March 31, 2026 and December 31, 2025.

14501 N Rockwell, LLC ("Westcreek Ranch"), with a 3.74% ownership, was acquired in 2025. Westcreek Ranch is a cottage style apartment community development in Oklahoma City, Oklahoma. The Company committed to a $400,000 investment in Westcreek Ranch. The Company's investment in Westcreek Ranch totaled $116,570 at March 31, 2026 and December 31, 2025, which represents 29% of the Company's capital commitment.

Silverhorn BTR-OKC LLC (“Silverhorn”), with a 2.50% ownership, was acquired in January 2026. Silverhorn is a build-to-rent duplex development in NE Oklahoma City that will feature approximately 200 units on approximately 20 acres. The Company's investment in Silverhorn totaled $200,000 at March 31, 2026.

Note 6 – NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITIES

Grand Woods is accounted for as a consolidated VIE. Grand Woods holds approximately 26.56 acres of undeveloped real estate in northeast Oklahoma City. The Company owns an 80.37% interest in Grand Woods in the form of 47.08 Class A units and 546,735 Class C units, with the remaining non-controlling interests held by other members, including 8.72% owned by executive officers of the Company. The Company is the only guarantor of a $1,200,000 note payable held by Grand Woods. See Note 7 for terms and guaranty of debt held by Grand Woods, which is included in the consolidated balance sheets. As a result of the guaranty, the note holder has partial recourse against the Company for the consolidated VIE’s liabilities.
TWS is accounted for as a consolidated VIE. TWS entered into an agreement with TWS South, LLC ("TWS South"), a Texas limited liability company, on March 19, 2021, to form a water well drilling company. The agreement was subsequently terminated on April 19, 2024. TWS South holds title to certain Texas assets with TWS is the lienholder. During the term of the agreement, the Company recorded $495,977 in accounts receivable from TWS South. Due to significant uncertainty regarding collectibility, the full amount has been reserved through an allowance for credit losses on the consolidated balance sheets.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the consolidated balance sheets as of March 31, 2026, and December 31, 2025. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

The assets and liabilities in the table below include third party assets and liabilities only and exclude intercompany balances that eliminate in consolidation.

	March 31, 2026
	Grand Woods	TWS	Total
Assets:
Cash	$26,100	$5,143	$31,243
Total Current Assets	26,100	5,143	31,243
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,197,928	$5,143	$2,203,071

Liabilities:
Note Payable, Current Portion	$972,755	$—	$972,755
Total Current Liabilities	972,755	—	972,755
Total Liabilities	$972,755	$—	$972,755

	December 31, 2025
	Grand Woods	TWS	Total
Assets:
Cash	$20,344	$105,530	$125,874
Total Current Assets	20,344	105,530	125,874
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,192,172	$105,530	$2,297,702
Liabilities:
Note Payable, Current Portion	1,010,873	—	1,010,873
Total Current Liabilities	1,010,873	—	1,010,873
Total Liabilities	$1,010,873	$—	$1,010,873

Note 7 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at March 31, 2026, and December 31, 2025, was $972,755 and $1,010,873, respectively, of which $972,755 is classified as current at March 31, 2026. Interest paid on the Note, in the three months ended March 31, 2026, and 2025 totaled $9,984 and $11,844, respectively. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. The Company anticipates the note will be refinanced if a sale does not occur prior to the maturity date of the note.

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

A reconciliation of our asset retirement obligation liability is as follows:

Balance at December 31, 2025	$2,509,626
Revision to estimate	582
Accretion expense	43,713
Balance at March 31, 2026	$2,553,921

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

Level 3 – Unobservable inputs that reflect the Company's own assumptions.

Recurring Fair Value Measurements

Certain Company assets are reported at fair value in the accompanying consolidated balance sheets on a recurring basis. The Company determined the fair value of equity securities and available-for-sale debt securities using quoted market prices, public Net Asset Values ("NAV") and where applicable, securities with similar maturity dates and interest rates. Level 3 assets use NAV as fair value.

At March 31, 2026, and December 31, 2025, the Company's assets reported at fair value on a recurring basis using the three level valuation hierarchy are summarized as follows:

	March 31, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$3,827,550	$—	$—
Others	45,430	—	—
	$3,872,980	$—	$—

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$4,176,053	$—	$—
International Equities	52,512	—	—
	$4,228,565	$—	$—

The fair value hierarchy tables do not include investments that the Company has elected to use the NAV as a practical expedient to determine the fair value. These assets consist of an investment in a private business development fund. Liquidity of the fund is only attained through sales on the secondary market.

A reconciliation to the balance sheet equity securities is as follows:

	March 31, 2026	December 31, 2025
Level 1 Assets	$3,872,980	$4,228,565
Assets using NAV as a practical expedient, with a remaining commitment of $65,081	343,003	287,850
Total	$4,215,983	$4,516,415

Non-Recurring Fair Value Measurements

The Company's asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the three months ended March 31, 2026 and $4,074 in the comparable period in 2025. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

There were no Impairment losses recorded on oil and gas assets in the three months ended March 31, 2026 and $45,821 in comparable period in 2025. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read with reference to ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2025 Form 10-K, as well as the consolidated financial statements included in this Form 10-Q.
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

Although management believes the expectations in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that would cause actual results to differ materially from expected results are described under “Forward-Looking Statements” on page 3 of the 2025 Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the consolidated balance sheets and the consolidated statements of cash flows in this Form 10-Q to supplement the following discussion. In the first three months of 2026, we continued to fund our business activity using internal sources of cash. We had net cash provided by operating activities of $2,731,218 in the three months ended March 31, 2026. Our cash provided by investing activities for the three months ended March 31, 2026 was $117,342 and consisted of proceeds from disposal of property, plant and equipment of $16,740 and sales of equity securities of $100,602. Our cash applied to investing activities for the three months ended March 31, 2026 was $2,120,856 and consisted of cash for the purchase of property, plant and equipment of $1,565,418, cash for the purchase of equity securities of $202,038, and cash for the purchase of equity method and other investments of $353,400. Our cash applied to financing activities for the three months ended March 31, 2026 was $38,118, which consisted solely of payments on the Grand Woods note payable. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $19,009. Cash and cash equivalents increased $708,595 (35%) to $2,759,925 at March 31, 2026, from $2,051,330 at December 31, 2025.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2025. A discussion of these items follows.

Equity securities decreased $300,432 (7%) to $4,215,983 as of March 31, 2026, from $4,516,415 at December 31, 2025. The decrease was the result of $101,436 in net purchases and a $401,868 net decrease in market value.

Accounts receivable increased $223,366 (7%) to $3,217,939 as of March 31, 2026, from $2,994,573 at December 31, 2025, primarily due to substantial oil and gas receivables from new wells.

Accounts payable and other current liabilities decreased $824,845 (70%) to $357,297 as of March 31, 2026, from $1,182,142 at December 31, 2025, primarily due to invoice timing on end of year activity that was paid subsequent to year end.

Discussion of Significant Changes in the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $2,731,218 in the three months ended March 31, 2026, an increase of $824,328 (43%) from cash provided by operations in the comparable period in 2025 of $1,906,890. For more information see “Operating Revenues” and “Other Income” below.

Cash applied to the purchase of property, plant and equipment in the three months ended March 31, 2026, was $1,565,418, a decrease of $771,730 (33%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2025 of $2,337,148. Unproved oil and gas properties account for approximately 60% of purchases, with proved oil and gas properties making up approximately 40%. Cash provided by the disposal of oil and gas properties was $16,740.

Cash applied to equity method and other investments in the three months ended March 31, 2026, was $353,400, an increase of $247,125 (233%) from $106,275 in the comparable period of 2025. Net purchases of equity securities was $101,436 in the three months ended March 31, 2026, with net sales of $312,270 in the comparable period in 2025.

Off-Balance Sheet Arrangements. We are a guarantor of 20% of a $620,000 development loan that matures July 15, 2028, held by QSN Office Park, LLC. We are committed to a $250,000 investment in VCC Venture Fund I, LP, of which $218,750 (87.50%) is invested at March 31, 2026. We are committed to a $400,000 investment in 14501 N Rockwell LLC, of which $116,570 (29%) is invested at March 31, 2026. For more information about these entities and the related off-balance sheet arrangements, see Note 5 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2025 Form 10-K would not be representative of our current position.

RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2026

Net income decreased $771,667 (44%) to $996,418 in the three months ended March 31, 2026, from $1,768,085 in the comparable period in 2025. Net income per share attributable to common stockholders, basic, decreased $5.07 to $6.64 in the three months ended March 31, 2026, from $11.71 in the comparable period in 2025. A discussion of revenue from oil and natural gas sales and other significant line items in the consolidated statements of income follows.

Operating Revenues. Revenues from oil and natural gas sales increased $1,691,590 (44%) to $5,543,055 in the three months ended March 31, 2026, from $3,851,465 in the comparable period in 2025. The increase is due to an increase in oil sales of $1,108,064, an increase in natural gas sales of $628,289, and a decrease in miscellaneous oil and natural gas product sales of $44,763.

The $1,108,064 (42%) increase in oil sales to $3,750,765 in the three months ended March 31, 2026, from $2,642,701 in the comparable period in 2025 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 13,446 Bbls to 53,350 Bbls in the three months ended March 31, 2026, from 39,904 Bbls in the comparable period in 2025, resulting in a positive volume variance of $890,529. The average price per Bbl increased $4.07 to $70.30 per Bbl in the three months ended March 31, 2026, from $66.23 per Bbl in the comparable period in 2025, resulting in a positive price variance of $217,535.

The $628,289 (56%) increase in natural gas sales to $1,752,004 in the three months ended March 31, 2026, from $1,123,715 in the comparable period in 2025 was the result of an increase in the volume sold and an increase in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold increased 120,078 MCF to 384,014 MCF in the three months ended March 31, 2026, from 263,936 MCF in the comparable period in 2025, resulting in a positive volume variance of $511,532. The average price per MCF increased $0.30 to $4.56 per MCF in the three months ended March 31, 2026, from $4.26 per MCF in the comparable period in 2025, resulting in a positive price variance of $116,757.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of our oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $40,286 in the three months ended March 31, 2026, compared to $85,049 in the comparable period in 2025, primarily due to decreased product sales in assets held in Ohio.

Operating Costs and Expenses. Operating costs and expenses increased $1,674,853 (73%) to $3,958,081 in the three months ended March 31, 2026, from $2,283,228 in the comparable period of 2025. See below for analysis of changes.

Production Costs. Production costs increased $183,475 (18%) to $1,231,836 in the three months ended March 31, 2026, from $1,048,361 in the comparable period in 2025. Lease operating expenses increased $73,786 (11%). Gas deductions and other costs increased $19,968 (14%). Gross production taxes increased $89,721 (43%).

Exploration Costs. Exploration costs increased $370,106 (355%) to $474,385 in the three months ended March 31, 2026, from $104,279 in the comparable period in 2025, due to increases of $433,528 in dry hole and plugging costs, and $1,839 in geological and geophysical and other expenses, offset by a decrease of $65,261 in cancelled and expired leases.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $569,465 (63%) to $1,477,343 in the three months ended March 31, 2026, from $907,878 in the comparable period in 2025, primarily due to an increase in production from new wells.

Gain/(Loss) on Disposition of Oil and Gas Properties. We had a loss on the sale of unproved, non-producing leasehold of $97,206 in the three months ended March 31, 2026, with a gain on sale of $492,282 in the the comparable period in 2025.

Equity Income in Investees. Equity income in investees increased $5,563 (14%) to $44,743 in the three months ended March 31, 2026, from $39,180 in the comparable period in 2025. Equity income was comprised of $23,339 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $16,441 in Broadway Seventy-Two, LLC (“Broadway 72”), and income of $8,137 in Victorum BRH Investment LLC, offset by a loss of $3,174 in QSN Office Park, LLC (“QSN”). See Note 5 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. We had a loss of $362,324 in the three months ended March 31, 2026 and income of $267,703 in the comparable period in 2025. See Note 4 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision decreased $281,368 (51%) to $266,168 in the three months ended March 31, 2026, from $547,536 in the comparable period in 2025. Of the 2026 tax provision, the estimated current tax benefit was $11,894 and the estimated deferred tax provision was $278,062. Of the 2025 income tax provision, the estimated current tax provision was $12,234 and the estimated deferred tax provision was $535,302.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During the three months ended March 31, 2026, none of our officers or directors adopted or terminated a Rule 105-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: May 15, 2026	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: May 15, 2026	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer