Form 10-Q
period 2026-06-30
RESERVE PETROLEUM CO
filed 2026-08-14
CIK 83350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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

As of August 7, 2026, 151,584 shares of the Registrant’s $0.50 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE RESERVE PETROLEUM COMPANY
CONSOLIDATED BALANCE SHEETS (1)
(Unaudited)
ASSETS

	June 30, 2026	December 31, 2025
Current Assets:
Cash and Cash Equivalents	$2,892,936	$2,051,330
Equity Securities	4,437,410	4,516,415
Refundable Income Taxes	294,460	282,311
Accounts Receivable	3,253,374	2,994,573
Total Current Assets	10,878,180	9,844,629

Investments:
Equity Method Investments	1,823,159	1,782,717
Other Investments	3,821,656	3,440,406
Total Investments	5,644,815	5,223,123

Property, Plant and Equipment:
Oil and Gas Properties, at Cost,
Based on the Successful Efforts Method of Accounting –
Unproved Properties	5,891,550	6,110,839
Proved Properties	87,376,476	84,478,449
Oil and Gas Properties, Gross	93,268,026	90,589,288
Less – Accumulated Depreciation, Depletion, Amortization and Valuation Allowance	(68,895,712)	(66,392,912)
Oil and Gas Properties, Net	24,372,314	24,196,376
Other Property and Equipment, at Cost	2,573,154	2,573,154
Less – Accumulated Depreciation	(254,666)	(228,759)
Other Property and Equipment, Net	2,318,488	2,344,395
Total Property, Plant and Equipment, Net	26,690,802	26,540,771
Total Assets	$43,213,797	$41,608,523

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED BALANCE SHEETS, CONTINUED (1)
(Unaudited)
LIABILITIES AND EQUITY

	June 30, 2026	December 31, 2025

Current Liabilities:
Accounts Payable & Other Current Liabilities	$143,750	$1,182,142
Note Payable, Current Portion	934,613	1,010,873
Total Current Liabilities	1,078,363	2,193,015

Long-Term Liabilities:
Asset Retirement Obligation	2,568,001	2,509,626
Deferred Tax Liability, Net	3,511,152	2,906,516
Total Long-Term Liabilities	6,079,153	5,416,142
Total Liabilities	7,157,516	7,609,157

Equity:
Common Stock	92,368	92,368
Additional Paid-in Capital	65,000	65,000
Retained Earnings	38,120,863	36,080,391
Equity Before Treasury Stock	38,278,231	36,237,759
Less – Treasury Stock, at Cost	(2,474,206)	(2,472,606)
Total Equity Applicable to The Reserve Petroleum Company	35,804,025	33,765,153
Non-Controlling Interests	252,256	234,213
Total Equity	36,056,281	33,999,366
Total Liabilities and Equity	$43,213,797	$41,608,523
(1) At June 30, 2026, includes approximately $2,212,640 of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $934,639 of liabilities of consolidated variable interest entities for which creditors do have partial recourse to the general credit of the Company. For more information, see Note 6 – Non-Controlling Interest and Variable Interest Entities.
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues:
Oil and Gas Sales	$5,348,916	$3,476,283	$10,891,971	$7,327,748
Lease Bonuses and Other	717,746	21,307	728,505	477,957
Total Operating Revenues	6,066,662	3,497,590	11,620,476	7,805,705

Operating Costs and Expenses:
Production	1,257,629	1,045,519	2,489,465	2,093,880
Exploration	(21,865)	114,421	452,520	218,700
Depreciation, Depletion, Amortization and Valuation Provision	1,731,967	897,526	3,209,310	1,805,404
Asset Retirement Obligation Accretion	43,057	43,835	86,770	87,392
Gain on Disposition of Oil and Gas Properties	(151,290)	(123,093)	(54,084)	(615,375)
General, Administrative and Other	648,658	632,818	1,282,256	1,304,254
Total Operating Costs and Expenses	3,508,156	2,611,026	7,466,237	4,894,255

Income from Operations	2,558,506	886,564	4,154,239	2,911,450
Equity Income in Investees	12,402	23,273	57,145	62,453
Interest Expense	(15,862)	(16,110)	(31,428)	(32,259)
Other Income/(Loss), Net	309,905	562,105	(52,419)	829,809
Income Before Income Taxes and Non-Controlling Interests	2,864,951	1,455,832	4,127,537	3,771,453
Income Tax Provision/(Benefit):
Current	559	(9,632)	(11,335)	2,602
Deferred	326,574	277,912	604,636	813,214
Total Income Tax Provision	327,133	268,280	593,301	815,816
Net Income	$2,537,818	$1,187,552	$3,534,236	$2,955,637
Less: Net Loss Attributable to Non-Controlling Interests	(11,781)	(9,003)	(22,180)	(19,079)
Net Income Attributable to Common Stockholders	$2,549,599	$1,196,555	$3,556,416	$2,974,716

Per Share Data
Net Income Attributable to Common Stockholders, Basic	$16.82	$7.88	$23.46	$19.60
Cash Dividends Declared and/or Paid	$10.00	$10.00	$10.00	$10.00
Weighted Average Shares Outstanding, Basic	151,587	151,779	151,591	151,796

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- Controlling Interests	Total
Three Months Ended June 30, 2026
Balance as of March 31, 2026	$92,368	$65,000	$37,087,208	$(2,472,606)	$242,823	$35,014,793
Net Income/(Loss)	—	—	2,549,599	—	(11,781)	2,537,818
Dividends Declared	—	—	(1,515,944)	—	—	(1,515,944)
Capital Contributions	—	—	—	—	21,214	21,214
Balance as of June 30, 2026	$92,368	$65,000	$38,120,863	$(2,474,206)	$252,256	$36,056,281

Six Months Ended June 30, 2026
Balance as of December 31, 2025	$92,368	$65,000	$36,080,391	$(2,472,606)	$234,213	$33,999,366
Net Income/(Loss)	—	—	3,556,416	—	(22,180)	3,534,236
Dividends Declared	—	—	(1,515,944)	—	—	(1,515,944)
Purchase of Treasury Stock	—	—	—	(1,600)	—	(1,600)
Capital Contributions	—	—	—	—	40,223	40,223
Balance as of June 30, 2026	$92,368	$65,000	$38,120,863	$(2,474,206)	$252,256	$36,056,281

Three Months Ended June 30, 2025
Balance as of March 31, 2025	$92,368	$65,000	$34,472,631	$(2,442,781)	$211,169	$32,398,387
Net Income/(Loss)	—	—	1,196,555	—	(9,003)	1,187,552
Dividends Declared	—	—	(1,517,794)	—	—	(1,517,794)
Capital Contributions	—	—	—	—	16,625	16,625
Balance as of June 30, 2025	$92,368	$65,000	$34,151,392	$(2,442,781)	$218,791	$32,084,770

Six Months Ended June 30, 2025
Balance as of December 31, 2024	$92,368	$65,000	$32,694,470	$(2,417,341)	$205,161	$30,639,658
Net Income/(Loss)	—	—	2,974,716	—	(19,079)	2,955,637
Dividends Declared	—	—	(1,517,794)	—	—	(1,517,794)
Purchase of Treasury Stock	—	—	—	(25,440)	—	(25,440)
Capital Contributions	—	—	—	—	32,709	32,709
Balance as of June 30, 2025	$92,368	$65,000	$34,151,392	$(2,442,781)	$218,791	$32,084,770
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash Provided by/(Applied to) Operating Activities:
Net Income	$3,534,236	$2,955,637
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion, Amortization and Valuation Provisions	3,209,310	1,805,404
Accretion of Asset Retirement Obligation	86,770	87,392
Gain on Disposition of Oil and Gas Properties	(54,084)	(615,375)
Cash Distributions from Equity Method Investees	86,055	63,507
Net (Gain) on Equity Method and Income from Other Investments	(57,971)	(461,046)
Net (Gain)/Loss on Equity Securities	148,898	(211,150)
Deferred Income Tax Provision	604,636	813,214
Change in Refundable Income Taxes and Accounts Receivable	(12,149)	(53,000)
Change in Accounts Receivable	(258,801)	736,620
Change in Accounts Payable and Other Current Liabilities	(362,349)	(108,924)
Net Cash Provided by Operating Activities	$6,924,551	$5,012,279

Cash Provided by/(Applied to) Investing Activities:
Proceeds from Disposal of Property, Plant and Equipment	894,481	3,136,169
Purchase of Property, Plant and Equipment	(4,904,176)	(6,090,663)
Purchase of Investments	(449,776)	(668,885)
Cash Distributions from Other Investments	—	466,000
Sale of Equity Securities	121,277	1,007,226
Purchase of Equity Securities	(191,170)	(1,442,289)
Net Cash Applied to Investing Activities	$(4,529,364)	$(3,592,442)

See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash Provided by/(Applied to) Financing Activities:
Dividends Paid to Stockholders	$(1,515,944)	$(1,517,794)
Purchase of Treasury Stock	(1,600)	(25,440)
Principal Payments on Note Payable	(76,260)	(73,097)
Capital Contributions from Non-Controlling Interests	40,223	32,709
Total Cash Applied to Financing Activities	(1,553,581)	(1,583,622)
Net Change in Cash and Cash Equivalents	841,606	(163,785)
Cash and Cash Equivalents, Beginning of Period	2,051,330	3,923,822
Cash and Cash Equivalents, End of Period	$2,892,936	$3,760,037

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$19,945	$23,108
Income Taxes Paid (Net of Refunds Received)	$—	$53,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Net Decrease in Accounts Payable for Property, Plant and Equipment Additions	$676,043	$188,455
Net (Increase)/Decrease in Asset Retirement Obligation	$28,395	$(4,074)
See accompanying notes to unaudited consolidated financial statements

THE RESERVE PETROLEUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (hereinafter the “2025 Form 10-K”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Revenues
Oil and Gas Sales, Lease Bonuses and Other	$6,066,662	$3,497,590	$11,620,476	$7,805,705

Reportable Segment Expenses:
Production	1,257,629	1,045,519	2,489,465	2,093,880
Exploration	(21,865)	114,421	452,520	218,700
Depreciation, Depletion, Amortization and Valuation Provision	1,731,967	897,526	3,209,310	1,805,404
Asset Retirement Obligation Accretion	43,057	43,835	86,770	87,392
Gain on Disposition of Oil and Gas Properties	(151,290)	(123,093)	(54,084)	(615,375)
Total Reportable Segment Expenses	2,859,498	1,978,208	6,183,981	3,590,001
Total Reportable Segment Profit	3,207,164	1,519,382	5,436,495	4,215,704

General, Administrative and Other Expenses	(648,658)	(632,818)	(1,282,256)	(1,304,254)
Equity Income in Investees	12,402	23,273	57,145	62,453
Interest Expense	(15,862)	(16,110)	(31,428)	(32,259)
Other Income/(Loss), Net	309,905	562,105	(52,419)	829,809
Income Before Income Taxes and Non-Controlling Interests	$2,864,951	$1,455,832	$4,127,537	$3,771,453

Note 3 – REVENUE RECOGNITION

A portion of oil and natural gas sales recorded in the Consolidated Statements of Income are the result of estimated volumes and pricing for oil and natural gas payments not yet received for the period. For the six months ended June 30, 2026 and 2025, that estimate represented $4,722,548 and $2,504,320, respectively, of oil and natural gas sales included in the Consolidated Statements of Income. The Company’s disaggregated revenue has two primary revenue sources, which are oil sales and natural gas sales. The following is an analysis of the components of oil and natural gas sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oil Sales	$4,222,349	$2,446,906	$7,973,114	$5,089,607
Natural Gas Sales	1,039,772	937,318	2,791,775	2,061,034
Miscellaneous Oil and Gas Product Sales	86,795	92,059	127,082	177,107
Total	$5,348,916	$3,476,283	$10,891,971	$7,327,748

Note 4 – OTHER INCOME/(LOSS), NET

The following is an analysis of the components of Other Income/(Loss), Net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Realized and Unrealized Gain/(Loss), Equity Securities	$252,970	$236,304	$(148,898)	$211,150
Interest Income	944	5,915	3,471	10,493
Dividend Income	49,129	71,479	82,807	129,814
Income from Other Investments	5,846	244,576	11,604	410,482
Miscellaneous Income	1,016	3,831	(1,403)	67,870
Other Income/(Loss), Net	$309,905	$562,105	$(52,419)	$829,809

Note 5 – INVESTMENTS AND RELATED COMMITMENTS AND CONTINGENT LIABILITIES, INCLUDING GUARANTIES

The Company’s Equity Method Investments include:

Broadway Sixty-Eight, LLC (“Broadway 68”), an Oklahoma limited liability company, with a 33% ownership, owns and operates an office building in Oklahoma City, Oklahoma. The Company leases its corporate office from Broadway 68 on a month-to-month basis under the terms of the modified lease agreement. Rent expense for lease of the corporate office from Broadway 68 was $22,358 during the six months ended June 30, 2026 and 2025. The Company’s investment in Broadway 68 totaled $169,888 and $153,502 at June 30, 2026, and December 31, 2025, respectively.

Broadway Seventy-Two, LLC (“Broadway 72”), an Oklahoma limited liability company, with a 40% ownership, was acquired in 2024. Broadway 72 owns and operates a commercial building in Oklahoma City, Oklahoma. The Company’s investment in Broadway 72 totaled $957,850 and $971,829 at June 30, 2026, and December 31, 2025, respectively.

QSN Office Park, LLC (“QSN”), an Oklahoma limited liability company, with a 20% ownership, was acquired in 2016. QSN is constructing and selling office buildings in a new office park. The Company has guaranteed 20% of a development loan with a current balance of $620,000 that matures July 15, 2028. The Company’s investment in QSN totaled $322,678 and $347,053 at June 30, 2026, and December 31, 2025, respectively. The Company does not anticipate the need to perform on the guaranty of the loan.

Victorum BRH Investment, LLC (“BRH”), with a 15.06% ownership, was acquired in November 2023. BRH serves as a special purpose investment vehicle to hold an investment in Berry-Rock Capital, LP (“Berry-Rock”). Berry-Rock is a provider of a rent-to-own program for individuals unable to qualify for a mortgage. The Company receives quarterly distributions on an 11% annualized return on investment. The Company’s investment in BRH totaled $310,243 and $310,333 at June 30, 2026, and December 31, 2025, respectively.

White Whale, LLC ("White Whale"), with a 45% ownership, was acquired in June 2026. White Whale serves as a stand alone entity designed for the sole purpose of holding non-operating oil and gas working interest assets in the Permian Basin. The Company committed to $1,230,510 for the purchase of assets and operating capital, with a scheduled closing date of July 20, 2026. The Company's investment in White Whale totaled $62,500 at June 30, 2026. Subsequent to June 30, 2026, the Company contributed $1,168,010 to White Whale on July 17, 2026 and the purchase of assets was executed on July 20, 2026.

The Company’s Other Investments primarily include:

Bailey Hilltop Pipeline, LLC (“Bailey”), with a 10% ownership, was acquired in 2008. Bailey is a gas gathering system pipeline for the Bailey Hilltop Prospect oil and gas properties in Grady County, Oklahoma. The Company’s investment in Bailey totaled $5,434 at June 30, 2026, and December 31, 2025.

Cloudburst International, Inc. (“Cloudburst”), with a 8.85% ownership, was acquired in 2022. Cloudburst owns exclusive rights to a water purification process technology that is being developed and currently tested. The Company’s investment in Cloudburst totaled $1,240,000 at June 30, 2026, and December 31, 2025.

Genlith, Inc. (“Genlith”), with a 5.15% ownership, was acquired in July 2023. Genlith identifies and structures investments in the new energy economy through corporate ventures, advisory and fund management. The Company’s investment in Genlith totaled $50,000 at June 30, 2026, and December 31, 2025.

Victorum Capital Club (“VCC”) invests in and manages special purpose investment vehicles that hold investments in various startup companies. The Company participates with minority ownership in an assortment of investments held with VCC. The Company’s investment in VCC special purpose investment vehicles totaled $200,802 at June 30, 2026, and December 31, 2025.

VCC Venture Fund I, LP (“VCC Venture”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Victorum Capital Club. The Company’s investment in VCC Venture totaled $250,000 and $218,750 at June 30, 2026, and December 31, 2025, respectively.

Cortado Ventures Fund II-A, LP (“Cortado II-A”), with less than 2% ownership, serves as a limited partnership to be used for investments in start-up entities and is managed by Cortado Capital II, LLC. The Company’s investment in Cortado II-A totaled $1,000,000 and $850,000 at June 30, 2026, and December 31, 2025, respectively.

Cypress MWC, LLC ("Cypress"), with 15% ownership, acquired in 2024. Cypress is a town home development in Midwest City, Oklahoma. The Company committed to a $750,000 investment in Cypress. The Company’s investment in Cypress totaled $750,000 at June 30, 2026 and December 31, 2025. The balance at June 30, 2026, represents 100% of the Company's capital commitment.

14501 N Rockwell, LLC ("Westcreek Ranch"), with a 3.74% ownership, was acquired in 2025. Westcreek Ranch is a cottage style apartment community development in Oklahoma City, Oklahoma. The Company committed to a $400,000 investment in Westcreek Ranch. The Company's investment in Westcreek Ranch totaled $116,570 at June 30, 2026 and December 31, 2025, which represents 29% of the Company's capital commitment.

Silverhorn BTR-OKC LLC (“Silverhorn”), with a 2.50% ownership, was acquired in January 2026. Silverhorn is a build-to-rent duplex development in NE Oklahoma City that will feature approximately 200 units on approximately 20 acres. The Company's investment in Silverhorn totaled $200,000 at June 30, 2026.

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

TWS is accounted for as a consolidated VIE. TWS entered into an agreement with TWS South, LLC ("TWS South"), a Texas limited liability company, on March 19, 2021, to form a water well drilling company. The agreement was subsequently terminated on April 19, 2024. TWS South holds title to certain Texas assets with TWS as the lienholder. During the term of the agreement, the Company recorded $465,977 in accounts receivable from TWS South. Due to significant uncertainty regarding collectibility, the full amount has been reserved through an allowance for credit losses on the consolidated balance sheets.

The following table presents the summarized assets and liabilities of Grand Woods and TWS included in the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025. The assets of Grand Woods and TWS in the table below may only be used to settle obligations of Grand Woods or TWS, respectively.

	June 30, 2026
	Grand Woods	TWS	Total
Assets:
Cash	$36,048	$4,764	$40,812
Total Current Assets	36,048	4,764	40,812
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,207,876	$4,764	$2,212,640

Liabilities:
Accounts Payable and Other Current Liabilities	$26	—	$26
Note Payable, Current Portion	934,613	—	934,613
Total Current Liabilities	934,639	—	934,639
Total Liabilities	$934,639	$—	$934,639

	December 31, 2025
	Grand Woods	TWS	Total
Assets:
Cash	$20,344	$105,530	$125,874
Total Current Assets	20,344	105,530	125,874
Other Property and Equipment, at Cost	2,171,828	—	2,171,828
Total Assets	$2,192,172	$105,530	$2,297,702

Liabilities:
Note Payable, Current Portion	1,010,873	—	1,010,873
Total Current Liabilities	1,010,873	—	1,010,873
Total Liabilities	$1,010,873	$—	$1,010,873

Note 7 – NOTE PAYABLE

Grand Woods has a note payable (“the Note”) that was used for the purchase and development of property. The Note has a 4% interest rate and matures November 23, 2026. The Note has scheduled payments of principal and interest in the amount of $16,034 per month, with a balloon payment of any unpaid principal balance due on November 23, 2026. The balance of the Note at June 30, 2026, and December 31, 2025, is $934,613 and $1,010,873, respectively, of which $934,613 is classified as current at June 30, 2026. Interest paid on the Note, in the six months ended June 30, 2026 and 2025 totaled $19,945 and $23,108, respectively. The Note is secured by the underlying property and a $1,200,000 guaranty issued by the Company. Covenants of the Note include a pay down requirement that states that sales of parcels will require a pay down on the loan of 90% of the net proceeds received from the purchaser less capital gains tax obligation. The remaining 10% shall be held in an operating reserve account for operating expenses and the use in payment of taxes. No distributions to partners, except for taxes, are permitted throughout the term of the loan. The intent of the Grand Woods investment manager and members is that proceeds from the sale of all, or part of, the property will be used to reduce or eliminate the Note. In the event there is not a sale prior to the November 23, 2026 balloon payment due date, the Company expects the investment managers to propose payment of the note by the members or refinancing. The Company does not anticipate the need to perform on the guaranty of the Note.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows:

Balance at December 31, 2025	$2,509,626
Liabilities settled (wells sold or plugged)	(29,379)
Revision to estimate	984
Accretion expense	86,770
Balance at June 30, 2026	$2,568,001

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

Level 3 assets use NAV as fair value. At June 30, 2026, and December 31, 2025, the Company’s assets reported at fair value on a recurring basis are summarized as follows:

	June 30, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$4,057,783	$—	$—
Others	49,196	—	—
Total	$4,106,979	$—	$—

	December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Equity Securities:
Domestic Equities	$4,176,053	$—	$—
International Equities	52,512	—	—
Total	$4,228,565	$—	$—

The fair value hierarchy tables do not include investments where the Company has elected to use the NAV as a practical expedient to determine the fair value. These assets consist of a private business development fund. Liquidity is only attained through sales on the secondary market.

A reconciliation to the balance sheet equity securities is as follows:

	June 30, 2026	December 31, 2025
Level 1 Assets	$4,106,979	$4,228,565
Assets using NAV as a practical expedient, with a remaining commitment of $22,464	330,431	287,850
Total	$4,437,410	$4,516,415

Non-Recurring Fair Value Measurements

The Company’s asset retirement obligation annually represents a non-recurring fair value liability, for which there were no liabilities incurred in the six months ended June 30, 2026 and $4,074 in the six months ended June 30, 2025. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

The Company recorded impairment losses on oil and gas assets in the six months ended June 30, 2026 of $366,540, with $165,214 in the six months ended June 30, 2025. This also relates to non-recurring fair value measurements calculated using Level 3 inputs. Certain oil and natural gas producing properties have been deemed to be impaired because the assets, evaluated on a property-by-property basis, are not expected to recover their entire carrying value through future cash flows. Impairment losses, when recorded, are included in the consolidated statements of income in the line-item Depreciation, Depletion, Amortization and Valuation Provision. Impairments are calculated by reducing the carrying value of the individual properties to an estimated fair value equal to the discounted present value of the future cash flow from these properties. Forward pricing is used for calculating future revenue and cash flow.

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

LIQUIDITY AND CAPITAL RESOURCES

Please refer to the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows in this Form 10-Q to supplement the following discussion. In the first six months of 2026, the Company continued to fund its business activity using internal sources of cash. The Company had net cash provided by operating activities of $6,924,551 in the six months ended June 30, 2026. The Company had sales of equity securities of $121,277 and cash provided by property dispositions of $894,481, for total cash provided by investing activities of $1,015,758. The Company utilized cash for the purchase of property of $4,904,176, the purchase of equity securities of $191,170, and purchase of investments of $449,776, for cash applied to investing activities of $5,545,122. The Company paid $1,515,944 in stockholder dividends, $1,600 for the purchase of treasury stock, and $76,260 in payments on the Grand Woods note payable, for total cash applied to financing activities of $1,593,804. Cash provided by financing activities included Grand Woods Class C non-controlling interest contributions of $40,223. Cash and cash equivalents increased $841,606 (41%) to $2,892,936 at June 30, 2026, from $2,051,330 at December 31, 2025.

Discussion of Significant Changes in Working Capital. In addition to the changes in cash and cash equivalents discussed above, there were other changes in working capital line items from December 31, 2025. A discussion of these items follows.

Equity securities decreased $79,005 (2%) to $4,437,410 as of June 30, 2026, from $4,516,415 at December 31, 2025. The decrease resulted from $69,893 in net purchases and a $148,898 net decrease in market value.

Accounts receivable increased $258,801 (9%) to $3,253,374 as of June 30, 2026, from $2,994,573 at December 31, 2025, due to an increase in oil and gas receivables of $320,005 caused by an increase in the price and volume of expected oil production, offset by decreases in trade accounts receivable of $61,204.

Accounts payable and other current liabilities decreased $1,038,392 (88%) to $143,750 as of June 30, 2026, from $1,182,142 at December 31, 2025, primarily due to the timing of activity and invoices.

Discussion of Significant Changes in the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $6,924,551 in the six months ended June 30, 2026, an increase of $1,912,272 (38%) in net cash provided by operations in the comparable period in 2025 of $5,012,279. For more information see “Operating Revenues” and “Other Income/(Loss), Net” below.

Cash applied to the purchase of property, plant and equipment in the six months ended June 30, 2026, was $4,904,176, a decrease of $1,186,487 (19%) from cash applied to the purchase of property, plant and equipment in the comparable period in 2025 of $6,090,663. Of the $4,904,176 applied to the purchase of property, plant and equipment in the six months ended June 30, 2026, approximately $728,429 was for the purchase of unproved leasehold and minerals and approximately $4,175,747 was for the purchase of proved oil and gas assets. Cash provided by the disposal of oil and gas properties was $894,481, primarily resulting from the sale of unproved, non-producing leasehold and minerals in western Oklahoma.

Cash applied to equity method and other investments in the six months ended June 30, 2026, was $449,776, a decrease of $219,109 (33%) from cash applied in the comparable period of 2025 of $668,885.

Off-Balance Sheet Arrangements. The Company is a guarantor of 20% of a $620,000 development loan that matures July 15, 2028, held by QSN Office Park, LLC. The Company is committed to a $400,000 investment in 14501 N Rockwell LLC ("Westcreek Ranch"), of which $116,570 (29%) is invested at June 30, 2026. The Company is committed to $1,168,010 for the purchase of oil and gas assets in White Whale LLC. For more information about these entities and the related off-balance sheet arrangements, see Note 5 and Note 6 to the accompanying consolidated financial statements.

Conclusion. Management is unaware of any additional material trends, demands, commitments, events or uncertainties, which would impact liquidity and capital resources to the extent that the discussion presented in the 2025 Form 10-K would not be representative of the Company’s current position.

RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2026

Net income attributable to common stockholders increased $581,700 (20%) to $3,556,416 in the six months ended June 30, 2026, from $2,974,716 in the comparable period in 2025. Net income per share attributable to common stockholders, basic, increased $3.86 to $23.46 in the six months ended June 30, 2026, from $19.60 in the comparable period in 2025. A discussion of revenue from oil and natural gas sales and other significant line items in the Consolidated Statements of Income follows.

Operating Revenues. Revenues from oil and natural gas sales increased $3,564,223 (49%) to $10,891,971 in the six months ended June 30, 2026, from $7,327,748 in the comparable period in 2025. The increase is due to an increase in oil sales of $2,883,507, an increase in natural gas sales of $730,741, and a decrease in miscellaneous oil and natural gas product sales of $50,025.

The $2,883,507 (57%) increase in oil sales to $7,973,114 in the six months ended June 30, 2026, from $5,089,607 in the comparable period in 2025 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 15,889 Bbls to 99,327 Bbls in the six months ended June 30, 2026, resulting in a positive volume variance of $969,229. The average price per Bbl increased $19.27 to $80.27 per Bbl in the six months ended June 30, 2026, from $61.00 per Bbl in the comparable period in 2025, resulting in a positive price variance of $1,914,278.

The $730,741 (35%) increase in natural gas sales to $2,791,775 in the six months ended June 30, 2026, from $2,061,034 in the comparable period in 2025 was the result of an increase in the volume sold and an increase in the average price per thousand cubic feet ("MCF"). The volume of natural gas sold increased 155,024 MCF to 746,759 MCF in the six months ended June 30, 2026, from 591,735 MCF in the comparable period in 2025, resulting in a positive volume variance of $539,484. The average price per MCF increased $0.26 to $3.74 per MCF in the six months ended June 30, 2026, from $3.48 per MCF in the comparable period in 2025, resulting in a positive price variance of $191,257.

For both oil and natural gas sales, the price change was mostly the result of a change in the spot market prices upon which most of the Company’s oil and natural gas sales are based. These spot market prices have had significant fluctuations in the past and these fluctuations are expected to continue.

Sales of miscellaneous oil and natural gas products were $127,082 in the six months ended June 30, 2026, compared to $177,107 in the comparable period in 2025.

Operating Costs and Expenses. Operating costs and expenses increased $2,571,982 (53%) to $7,466,237 in the six months ended June 30, 2026, from $4,894,255 in the comparable period of 2025.

Production Costs. Production costs increased $395,585 (19%) to $2,489,465 in the six months ended June 30, 2026, from $2,093,880 in the comparable period in 2025. Lease operating expenses increased $167,085 (12%), gas deductions and other costs increased by $31,987 (11%) and gross production taxes increased $196,515 (50%) due to increased revenues from oil and natural gas sales.

Exploration Costs. Exploration costs increased $233,820 (107%) to $452,520 in the six months ended June 30, 2026, from $218,700 in the comparable period in 2025, due to increases in geological and geophysical and other expenses of $5,102 and dry hole and plugging costs of $293,979, offset by a decrease in other costs of $65,261.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $1,403,906 (78%) to $3,209,310 in the six months ended June 30, 2026, from $1,805,404 in the comparable period in 2025, due to an increase in long-lived assets impairments of $366,540, and a $1,086,017 net increase in depletion, depreciation, and amortization due to an increase in completions and production, offset by a decrease in leasehold impairment provision of $48,651.

General, Administrative and Other (G&A). G&A decreased $21,998 (1.69%) to $1,282,256 in the six months ended June 30, 2026, from $1,304,254 in the comparable period in 2025.

Gain on Disposition of Oil and Gas Properties. We had a gain on the sale of unproved, non-producing leasehold of $54,084 in the six months ended June 30, 2026, with $615,375 in the the comparable period in 2025.

Equity Income in Investees. Equity income in investees decreased $5,308 (8%) to $57,145 in the six months ended June 30, 2026, from $62,453 in the comparable period in 2025. Income in the six months ended June 30, 2026, was made up of income of $16,386 in Broadway Sixty-Eight, LLC (“Broadway 68”), income of $26,021 in Broadway Seventy-Two, LLC (“Broadway 72”), income of $15,539 from Victorum BRH Investment, LLC, offset by a loss of $801 in QSN Office Park, LLC (“QSN”). See Note 5 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other Loss, net was $52,419 in the six months ended June 30, 2026, as compared $829,809 income in the comparable period in 2025. See Note 4 to the accompanying consolidated financial statements for an analysis of the components of this line item.

Income Tax Provision. Income tax provision decreased $222,515 (27%) to $593,301 in the six months ended June 30, 2026, from $815,816 in the comparable period in 2025. Of the 2026 tax provision, estimated current tax benefit was $11,335 and estimated deferred tax provision was $604,636. Of the 2025 income tax provision, the estimated current tax provision was $2,602 and the estimated deferred tax provision was $813,214.

Results of Operations – Three Months Ended June 30, 2026

Net income attributable to common stockholders increased $1,353,044 (113%) to $2,549,599 in the three months ended June 30, 2026, from $1,196,555 in the comparable period in 2025. The significant changes in the Consolidated Statements of Income are discussed below. Net income per share attributable to common stockholders, basic increased $8.94 to $16.82 in the three months ended June 30, 2026, from $7.88 in the comparable period in 2025.

Operating Revenues. Revenues from oil and gas sales increased $1,872,633 (54%) to $5,348,916 in the three months ended June 30, 2026, from $3,476,283 in the comparable period in 2025. The increase is due to an increase in oil sales of $1,775,443, an increase in natural gas sales of $102,454, and a decrease in miscellaneous oil and gas product sales of $5,264.

The $1,775,443 (73%) increase in oil sales to $4,222,349 in the three months ended June 30, 2026, from $2,446,906 in the comparable period in 2025 was the result of an increase in the volume sold and an increase in the average price per barrel (Bbl). The volume of oil sold increased 2,443 Bbls to 45,977 Bbls in the three months ended June 30, 2026, resulting in a positive volume variance of $137,321. The average price per Bbl increased $35.63 to $91.84 per Bbl in the three months ended June 30, 2026, from $56.21 per Bbl in the comparable period in 2025, resulting in a positive price variance of $1,638,122.

The $102,454 (11%) increase in natural gas sales to $1,039,772 in the three months ended June 30, 2026, from $937,318 in the comparable period in 2025 was the result of an increase in the volume sold and an increase in the average price per MCF. The volume of natural gas sold increased 34,947 MCF to 362,745 MCF in the three months ended June 30, 2026, from 327,798 MCF in the comparable period in 2025, resulting in a positive volume variance of $99,948. The average price per MCF increased $0.01 to $2.87 per MCF in the three months ended June 30, 2026, from $2.86 per MCF in the comparable period in 2025, resulting in a positive price variance of $2,506.

Operating Costs and Expenses. Operating costs and expenses increased $897,130 (34%) to $3,508,156 in the three months ended June 30, 2026, from $2,611,026 in the comparable period in 2025.

Production Costs. Production costs increased $212,110 (20%) to $1,257,629 in the three months ended June 30, 2026, from $1,045,519 in the comparable period in 2025. Lease operating expenses increased $93,298 (13%), gas deductions and other costs increased by $12,019 (8%), and gross production taxes increased $106,793 (58%).

Exploration Costs. Exploration costs decreased $136,286 to $(21,865) in the three months ended June 30, 2026, from $114,421 in the comparable period in 2025, due to decreased dry hole and plugging costs of $138,536, offset by an increase of $2,250 in geological and geophysical and other costs.

Depreciation, Depletion, Amortization and Valuation Provision (DD&A). DD&A increased $834,441 (93%) to $1,731,967 in the three months ended June 30, 2026, from $897,526 in the comparable period in 2025, due to an increase in long-lived assets impairments of $412,361 and a $422,080 net increase in depletion, depreciation, and amortization.

General, Administrative and Other (G&A). G&A increased $15,840 (2.50%) to $648,658 in the three months ended June 30, 2026, from $632,818 in the comparable period in 2025.

Gain on Disposition of Oil and Gas Properties. We had a gain on the sale of unproved, non-producing leasehold of $151,290 in the three months ended June 30, 2026, with $123,093 in the the comparable period in 2025.

Equity Income in Investees. Equity income in investees decreased $10,871 (47%) to $12,402 in the three months ended June 30, 2026, from $23,273 in the comparable period in 2025. See Note 5 to the accompanying financial statements for additional information on equity method investments.

Other Income/(Loss), Net. Other income, net decreased $252,200 in the three months ended June 30, 2026, to $309,905 from $562,105 in the comparable period in 2025. See Note 4 to the accompanying consolidated financial statements for an analysis of the components of this item.

Income Tax Provision. Income tax provision increased $58,853 (22%) to $327,133 in the three months ended June 30, 2026, from $268,280 in the comparable period in 2025. Of the 2026 tax provision, estimated current tax provision was $559 and estimated deferred tax provision was $326,574. Of the 2025 income tax provision, the estimated current tax benefit was $9,632 and the estimated deferred tax provision was $277,912.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
April 1 to April 30, 2026	0	$—	0	$1,748,320
May 1 to May 31, 2026	0	$—	0	$1,748,320
June 1 to June 30, 2026	10	$160	10	$1,717,120
Total	10	$160	10

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

During the six months ended June 30, 2026, none of our officers or directors adopted or terminated a Rule 105-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

THE RESERVE PETROLEUM COMPANY
(Registrant)

Date: August 14, 2026	/s/ Cameron R. McLain
Cameron R. McLain
Principal Executive Officer

Date: August 14, 2026	/s/ Lawrence R. Francis
Lawrence R. Francis
Principal Financial Officer